Form 10-Q
period 2000-09-30
E CENTIVES INC
filed 2000-11-14
CIK 1092283

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                        --------------------------------



                                    FORM 10-Q






      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF  1934

                          Commission File No. 000-31559

                                E-CENTIVES, INC.
                                ----------------
             (Exact Name of Registrant as Specified in Its Charter)

                            Delaware                                                           52-1988332
-------------------------------------------------------------                         -----------------------------
 (State or Other Jurisdiction of Incorporation or Organization)                         (IRS Employer ID Number)

       6901 Rockledge Drive, 7th Floor, Bethesda, Maryland                                        20817
-------------------------------------------------------------                         -----------------------------
            (Address of Principal Executive Offices)                                           (Zip Code)


       Registrant's telephone number, including area code: (301) 564-6700


                                       n/a
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES       NO  X
        ---      -----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


              15,146,559 shares of Common Stock, par value $0.01 per share, as of October 11, 2000

                                E-CENTIVES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I - FINANCIAL INFORMATION                                                                            PAGE
  Item 1.

      Financial Statements

         Condensed Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999

         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2000 and 1999

         Condensed Statement of Stockholders' Equity (Deficit) for the nine months ended
         September 30, 2000

         Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and 1999

         Notes to Condensed Financial Statements

     Item 2.

         Management's Discussion and Analysis of Financial Condition and
              Results of Operations

     Item 3.

         Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 4.  Submission of Matters to a Vote of Security Holders.

     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                E-CENTIVES, INC.

                            CONDENSED BALANCE SHEETS

                                ASSETS                                     DECEMBER 31, 1999       SEPTEMBER 30, 2000
                                                                           -----------------       ------------------
                                                                                                       (unaudited)

Current assets:
    Cash and cash equivalents                                                $        426,787        $      2,302,620
    Short-term investments                                                            109,020                 654,459
    Accounts receivable, net                                                          793,490               2,560,352
    Prepaid expenses                                                                  276,414                 352,200
    Other                                                                              17,461                   5,708
                                                                             ----------------        ----------------
                  Total current assets                                              1,623,172               5,875,339
Property and equipment, net                                                         1,584,273               2,708,657
Intangible asset, net                                                               2,250,000               1,500,000
Other assets                                                                           32,926                 811,909
                                                                             ----------------        ----------------
                  Total assets                                               $      5,490,371        $     10,895,905
                                                                              ===============         ===============
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                                1,361,348               5,283,295
    Accrued expenses                                                                  321,282               2,293,696
    Deferred revenue                                                                  791,027               1,838,400
    Other liabilities                                                                  21,580                  51,712
                                                                             ----------------        ----------------
                  Total current liabilities                                         2,495,237               9,467,103
Long-term debt                                                                      2,000,000                      --
                                                                             ----------------        ----------------
                  Total liabilities                                                 4,495,237               9,467,103
                                                                             ----------------        ----------------
Commitments and contingencies                                                              --                      --
Convertible redeemable preferred stock:
    Series C convertible preferred stock (voting), $.01 par value, 2,330,000 shares authorized, 2,328,434 (unaudited) shares
        issued and outstanding                                                             --              21,948,721
                                                                             ----------------        ----------------
                  Total convertible redeemable preferred stock                             --              21,948,721
                                                                             ----------------        ----------------
Stockholders' equity (deficit):
    Series A convertible preferred stock (voting), $.01 par value, 2,000,000 shares authorized, 1,700,000 and 1,560,000 shares issued and outstanding at December 31, 1999 and September 30, 2000 respectively (liquidation preference - $8,252,500
        (unaudited) at September 30, 2000)                                             17,000                  15,600
    Series B convertible preferred stock (voting), $.01 par value,
        3,000,000 shares authorized, 2,500,000 shares issued and
        outstanding (liquidation preference - $15,000,000 (unaudited)
        at September 30, 2000)                                                         25,000                  25,000
    Common stock, $.01 par value, 25,000,000 shares authorized,
        4,874,375 and 5,058,125 (unaudited) shares issued and
        outstanding at December 31, 1999 and September 30, 2000                        48,744                  50,581
        respectively
    Additional paid-in capital                                                     24,323,640              26,351,497
    Accumulated deficit                                                           (23,419,250)            (46,962,597)
                                                                             -----------------       -----------------
                  Total stockholders' equity (deficit)                                995,134             (20,519,919)
                                                                             ----------------        -----------------
                  Total liabilities and stockholders' equity (deficit)       $      5,490,371        $     10,895,905
                                                                              ===============         ===============


    The accompanying notes are an integral part of the financial statements.

                                E-CENTIVES, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,

                                                      -----------------------------------   ----------------------------------
                                                            1999               2000               1999                2000
                                                      --------------     --------------     --------------      -------------

Revenue                                               $      143,963     $    2,424,909     $      144,062      $    5,628,476
Cost of revenue                                              338,475            471,167            707,156           1,305,198
                                                      --------------     --------------     --------------      --------------
              Gross profit (loss)                           (194,512)         1,953,742           (563,094)          4,323,278
                                                      ---------------    --------------     ---------------     --------------

Operating expenses:
    Product development, exclusive of
        stock-based compensation                             636,401            700,238          1,780,133           2,159,622
    General and administrative, exclusive
        of stock-based compensation                        1,131,468          3,368,310          2,546,880           6,490,207
    Sales and marketing, exclusive of
        stock-based compensation                           1,935,713          4,416,522          3,637,628          13,558,963
    Network partner fees                                     199,606          2,185,878            512,890           4,592,755
    Stock-based compensation:
        Product development                                   23,168             82,003             31,185             698,141
        General and administrative                            11,821            106,263            279,087             226,484
        Sales and marketing                                  188,304             88,949            275,388             484,874
                                                      --------------     --------------     --------------      --------------

              Loss from operations                        (4,320,993)        (8,994,421)        (9,626,285)        (23,887,768)

Interest income, net                                          57,528             68,018            257,866             306,922
Other income                                                  12,579             12,500             21,264              37,500
                                                      --------------     --------------     --------------      --------------

             Loss before income taxes                     (4,250,886)        (8,913,903)        (9,347,155)        (23,543,346)

Income taxes                                                      --                 --                 --                  --
                                                      --------------     --------------     --------------      --------------

             Net Loss                                 $   (4,250,886)    $   (8,913,903)    $   (9,347,155)     $  (23,543,346)
                                                       --------------     --------------     --------------      --------------

Preferred stock dividend requirements and
    accretion of convertible redeemable preferred
    stock                                                    (95,625)          (201,584)          (286,875)           (551,773)
                                                      ---------------    ---------------    ---------------     ---------------

Net loss applicable to common stockholders            $   (4,346,511)    $   (9,115,487)    $   (9,634,030)     $  (24,095,119)
                                                       ==============     ==============     ==============      ==============

Basic and diluted net loss per common share           $        (0.89)   $         (1.81)   $         (1.98)    $         (4.94)

Shares used to compute basic and diluted net loss
    per common share                                       4,874,375          5,039,940          4,868,102           4,878,134



    The accompanying notes are an integral part of the financial statements.

                                E-CENTIVES, INC.

       CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)



                                          SERIES A PREFERRED STOCK            SERIES B PREFERRED STOCK            COMMON STOCK
                                       ------------------------------      --------------------------------    ------------------


                                      SHARES                AMOUNT         SHARES              AMOUNT           SHARES     AMOUNT
                                      --------             --------        -------           ---------          -------  ---------
Balance, December 31, 1999           1,700,000             $ 17,000       2,500,000           $ 25,000       4,874,375    $48,744

Issuance of warrants related to
  convertible redeemable preferred
  stock                                     --                   --                                                  --        --
Exercise of stock options                   --                   --              --                 --           43,750       437
Conversion of Series A preferred
  stock to common stock               (140,000)              (1,400)             --                 --          140,000     1,400
Stock-based compensation                    --                   --              --                 --               --        --
Accretion of convertible redeemable
  preferred stock to redemption
  value                                     --                   --              --                 --               --        --
Net loss                                    --                   --              --                 --               --        --
                                       --------             --------        -------           ---------         -------  ---------

Balance, September 30, 2000          1,560,000              $15,600       2,500,000            $25,000        5,058,125   $50,581
                                     ==========             =======       ==========           =======        =========    ======


                                         ADDITIONAL                              TOTAL
                                          PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                          CAPITAL            DEFICIT            EQUITY
                                                                               (DEFICIT)
                                         --------           --------           ---------
Balance, December 31, 1999            $ 24,323,640    $ (23,419,250)       $     995,134

Issuance of warrants related to
  convertible redeemable preferred         773,068                --            773,068
  stock                                    110,187                --            110,624
Exercise of stock options
Conversion of Series A preferred                --                --                 --
  stock to common stock                  1,409,500                --          1,409,500
Stock-based compensation
Accretion of convertible redeemable
  preferred stock to redemption
  value                                   (264,898)                --          (264,898)
Net loss                                        --        (23,543,347)      (23,543,347)
                                          --------         ----------           ---------

Balance, September 30, 2000            $26,351,497       $(46,962,597)     $(20,519,919)
                                          ========        ===========       =============




   The accompanying notes are an integral part of the financial statements.

                                E-CENTIVES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------------

                                                                                      1999                   2000
                                                                                --------------           ------------
Cash flows from operating activities:
    Net loss                                                                 $     (9,347,155)       $    (23,543,346)
    Adjustment to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                              782,739               1,453,421
           Stock-based compensation                                                   585,659               1,409,500
           Provision for doubtful accounts
                                                                                           --                 345,367
           Increase in:
               Accounts receivable                                                   (497,429)             (1,524,320)
               Prepaid expenses and other assets                                     (926,997)               (864,740)
           Increase in:
               Accounts payable                                                         9,297               3,423,060
               Deferred revenue                                                       508,223               1,047,373
               Accrued expenses and other liabilities                                 208,679               1,961,246
                                                                             ----------------        ----------------

                  Net cash used in operating activities                            (8,676,984)            (16,292,439)
                                                                             -----------------       -----------------
Cash flows from investing activities:
    Purchases of short-term investments, net                                           (2,274)               (545,439)
    Acquisition of property and equipment                                            (893,378)             (1,853,805)
    Purchase of intangible asset                                                   (3,000,000)                     --
                                                                             -----------------       ----------------

                  Net cash used in investing activities                            (3,895,652)             (2,399,244)
                                                                             -----------------       -----------------
Cash flows from financing activities:
    Issuance of Series B convertible preferred stock                               13,500,000                      --
    Issuance of Series C convertible redeemable preferred stock                            --              20,456,891
    Exercise of stock options                                                              --                 110,625
                                                                             ----------------        ----------------

                  Net cash provided by financing activities                        13,500,000              20,567,516
                                                                             ----------------        ----------------

                  Net increase in cash and cash equivalents                           927,364               1,875,833

Cash and cash equivalents, beginning of period                                      2,376,905                 426,787
                                                                             ----------------        ----------------

Cash and cash equivalents, end of period                                     $      3,304,269        $      2,302,620
                                                                              ===============         ===============


Supplemental Disclosure of Noncash Financing Activities:
    In conjunction with the issuance of Series C convertible redeemable preferred stock, the Company issued warrants, valued at $773,068, for the purchase of 119,485 shares of common stock.

    The Company issued shares of Series C convertible redeemable preferred stock for the conversion of $2,000,000 in long-term debt.



    The accompanying notes are an integral part of the financial statements.

                                E-CENTIVES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         e-centives, Inc. ("e-centives" or the "Company") was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. In March 1999, the Company amended its articles of incorporation to change its name to e-centives, Inc.

         The Company provides an online direct-marketing system to a network of merchants, high-traffic Internet sites and consumers. This direct-marketing system enables merchants to target and deliver personalized electronic incentives ("e-centives") to consumers.

         These condensed financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's prospectus related to its initial public offering. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's prospectus dated October 2, 2000. The condensed balance sheet as of December 31, 1999 appearing herein was derived from the audited financial statements in such prospectus.

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet position as of September 30, 2000, and the results of operations, stockholders' equity, and changes in cash flows for the three and nine month periods ended September 30, 1999 and 2000. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


(2)      BASIC AND DILUTED NET LOSS PER SHARE

         The Company computes net income (loss) per share in accordance SFAS 128, Earnings Per Share, which requires certain disclosures relating to the calculation of earnings (loss) per common share. The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the three and nine months ended September 30, 1999 and 2000.

                                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                             --------------------------------   -------------------------------
                                                                  1999              2000            1999             2000
                                                                  ----              ----            ----             ----

Net loss.................................................    $(4,250,886)      $(8,913,403)     $(9,347,155)     $(23,543,346)
Preferred stock dividend requirements and accretion of           (95,625)         (201,584)        (286,875)         (551,773)
                                                            -------------     -------------     -----------    ---------------
    convertible redeemable preferred stock...............


Net loss applicable to common stockholders...............    $(4,346,511)      $(9,115,487)     $(9,634,030)     $(24,095,119)
                                                             ============      ============     ============     =============

Weighted average shares of common stock outstanding......      4,874,375         5,039,940        4,868,102         4,878,134
                                                            =============     =============     =============   ==============

Basic and diluted net loss per common share..............   $      (0.89)     $      (1.81)    $      (1.98)    $       (4.94)
                                                            ==============    ==============    =============     ============



         Diluted net loss applicable to common stockholders for the three and nine months ended September 30,

2000 excludes convertible preferred stock, stock options, and warrants due to their antidilutive effect.


(3)      SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

         On January 19, 2000, the Company amended and restated its Articles of Incorporation to authorize 2,330,000 shares of Series C convertible redeemable preferred stock ("Series C stock") with a par value of $.01. On February 18, 2000, the Company issued 2,328,434 shares of Series C stock at a price of $10.20 per share and approximate total gross proceeds of $23,800,000 including $2,000,000 related to the conversion of long-term debt.

         (a) Voting Rights and Protective Provisions
                  The Series C stockholders may vote with the common stock as a single class on all actions to be taken by the stockholders.

         (b) Dividends

                  The holders of Series C shares shall be entitled to receive dividends when and as declared by the Board of Directors.

         (c) Liquidation

                  Series C stock is senior to all other issuances of stock in liquidation. In the event of liquidation as defined in the Preferred Stock Purchase Agreements, the Series C stockholders are entitled to receive an amount equal to the original share price paid plus any declared and unpaid dividends. As of September 30, 2000, the liquidation value of the Series C stock was $23,750,026.

         (d) Conversion

                  The Series C stock is convertible on a one-for-one basis into shares of common stock at the option of the holder. The Series C stock is automatically converted into common stock upon the earliest of: (i) in the event of an initial public offering of shares of common stock in which the gross proceeds are least $20,000,000 and an offering price per share greater than or equal to 150% of the then-applicable conversion price; or (ii) upon the written consent of the holders of at least 66 2/3% of the Series C shares then outstanding.

         (e) Redemption

                  Holders of a majority of the outstanding Series C shares may elect, at any time and from time to time on and after December 31, 2004, to have the Company redeem all then outstanding Series C shares at the original purchase price plus any declared but unpaid dividends.

         (f) Warrants

                  In conjunction with this preferred stock sale, the Company issued warrants to purchase 119,485 shares of common stock at $10.20 per share. These warrants were valued at $773,068.


(4)      PARTNER AGREEMENTS

         During February 2000, the Company entered into a new agreement with Excite whereby members will be registered through Excite's registration process. Excite has agreed to provide the Company with at least 12,000,000 new members during the three-year term of the agreement in exchange for a per member fee. Over the term of the agreement, the Company is obligated to make a total of $19,650,000 in payments for these members, payable at $1,637,500 on a quarterly, non-refundable basis. However, at the end of the term of the agreement, to the extent

Excite has not provided 12,000,000 members, the Company is entitled to a refund calculated on a ratable basis. Such payments are recorded as prepaid expense and accrued into sales and marketing expense on a pro-rata basis based upon the number of members provided pursuant to the terms of the agreement.

         Under this agreement, Excite agreed to purchase a minimum number of e-centives for at least $3.75 million over three years. At the beginning of each fiscal quarter, Excite is contractually obligated to purchase e-centives worth $312,500. The Company will recognize revenue upon the expiration date of each resold e-centive. Pursuant to the agreement, Excite is required to sell these e-centives within six months. If Excite does not sell the e-centives within six months of purchase, the e-centives are forfeited and the value of the unsold e-centives will be recognized as revenue.

         Excite participated in the Series C financing round in February 2000.

         Beginning in March 2000, the Company has delivered e-mails to members which contain e-centives and complementary content supplied by ZDNet and promote certain of ZDNet's services. These e-mails promote ZDNet as a source of product information related to computers and consumer electronics. ZDNet is charged a fixed fee for each e-mail. Revenue related to the delivery of these e-mails is recognized upon delivery to the members.

         During the three and nine months ended September 30, 2000, ZDNet accounted for 27% and 25% of the Company's revenue.

         As of September 30, 2000, the Company was party to agreements with 20 network partners. These agreements typically cover periods from one to three years and require the Company to make monthly or quarterly payments for members, advertising and exclusivity on the network partners' sites.


(5)      LEGAL SETTLEMENT

         On September 29, 2000, the Company reached an agreement to settle the patent infringement litigation matters between the Company and coolsavings.com ("coolsavings"). The terms of the settlement provide for a cross-license between the Company and coolsavings for each of the patents that were in dispute. Pursuant to this settlement, the Company made a $650,000 payment to coolsavings and will make additional payments of up to $700,000 to coolsavings as follows:

         - $250,000 if coolsavings prevails in a motion for summary judgment in a separate litigation between coolsavings and Catalina Marketing Corporation involving the coolsavings patent currently in dispute; and

         - up to $450,000 if and to the extent the coolsavings patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.

The $650,000 payment to coolsavings was recorded as general and administrative expense for the three and nine months ended September 30, 2000. The Company has not accrued for the $700,000 in additional payments to coolsavings as payment of this amount is not probable.

(6)        INITIAL PUBLIC OFFERING

           On October 3, 2000, the Company completed its initial public offering ("IPO") in which it sold 3,700,000 shares of its common stock to investors in Switzerland, resulting in proceeds to the Company of approximately $36.7 million, after deducting underwriters' commissions and other offering-related expenses. In connection with the IPO, 1,560,000 shares of Series A convertible preferred stock, 2,500,000 shares of Series B convertible preferred stock, and 2,328,434 shares of Series C convertible redeemable preferred stock were converted to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in "Item 1 - Financial Statements." The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. A number of important factors, including those identified under the caption "Risk Factors" in our registration statement on Form S-1 (SEC File No. 333-42574) which hereby is incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:
(i) demand for our direct marketing services decreases or is less than we anticipate; (ii) our ability to manage growth and hire and retain skilled employees; (iii) our loss of a major merchant client or significant network partner; (iv) competitive factors; (v) lack of growth or decline in Internet usage; (vi) our failure to keep pace with changing technologies and protect our intellectual property; and (vii) future acquisitions or international expansion (including the ability to integrate acquired businesses into our operations and the ability of acquired business to achieve satisfactory operating results). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

         We provide an online direct marketing system that delivers promotions, which we call e-centives, to consumers across the web sites of our network partners and by e-mail. We developed a web-based application that enables consumers to register to receive e-centives at our network partners' web sites or through our web site, www.e-centives.com. Our members provide demographic information and indicate interests in product categories in return for e-centives targeted to their shopping preferences. We create an online account for each member, which can be accessed on the web site of the network partner through which they joined and on our web site. Members can also elect to receive e-centives by e-mail. We offer technology to our marketers that automatically recognizes our members when they enter the marketer's web site, and highlights and applies relevant e-centives during the shopping and purchase process.

         We were organized as a Delaware corporation in August 1996. From inception until June 1999, our principal activities included:

        - designing and developing our online direct marketing system, including our infrastructure;

        - developing and protecting our intellectual property;

        - establishing relationships with marketers and high-traffic Internet sites;

        - expanding the number of consumer members and building our database of consumer information; and

        - securing financing for working capital and capital expenditures.

         We launched our e-centives service in November 1998. Between November 1998 and June 1999, while we were introducing our service, we allowed marketers to use our system at no charge. We began generating revenue in the third quarter of 1999. In 1999 and for the nine months ended September 30, 2000 we generated 100% and 79% of our revenue, respectively, by delivering e-centives to members on behalf of marketers. The remaining 21% during the latter period was derived for delivering e-mails for ZDNet.

         We typically enter into contracts for the delivery of our service on behalf of marketers and our network partners. We deliver e-centives through our suite of services which is principally comprised of PromoCast, PromoCommerce and PromoMail. During the nine months ended September 30, 2000, we generated 20% of our revenue from PromoCast, 6% from PromoCommerce and 49% from PromoMail.

         We have recognized an insignificant amount of revenue from our customer support and consulting services and expect this trend to continue.

         Marketers who subscribe to the PromoCast service enter into fixed-fee contracts for our delivery of either a specified or unlimited number of e-centives to the accounts of a targeted group of members over the contractual period. Once a member receives and clicks on the offer, our system links the member directly to the appropriate page within the marketer's site. The term of these contracts is typically one year or less. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits his or her account. Because we have an obligation to maintain the e-centive on our system until it expires, we recognize revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the contract term.

         Our PromoCommerce service consists of several components including a PromoCast package, perpetual software license and maintenance on such software. Revenue related to the incorporated PromoCast package is recognized ratably over the term of the contract. The software components enable the subscribing merchant's site to recognize our members when they enter and automatically detect, highlight and apply relevant e-centives during the shopping and purchase process. The maintenance component provides subscribing marketers with product updates and telephone support services. Our customer support contracts typically have a one-year term, and revenue is recognized ratably over the term of the contract.

         Our PromoMail service consists of targeted e-mails highlighting a marketer's specific promotions. Marketers who contract to use the PromoMail service participate in mailings to a group of members based upon those members' preferences. Participating marketers are charged a fixed fee for each member to whom the e-mail is sent. We recognize revenue related to the delivery of e-centives via the PromoMail service upon transmission of the e-mail to the members.

         We also provide consulting services to marketers, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided. To date, we have recognized an insignificant amount of revenue from consulting services.

         We currently do not guarantee the delivery of the specific number of e-centives that the marketer purchases under these contracts. Under these contracts, if there are any remaining e-centives not used by the marketer at the end of the contract period, those unused e-centives would be forfeited.

         We operate a co-branded direct marketing system for ZDNet. ZDNet sells access to our direct marketing system to its advertising clients for a fee. We receive 50% of these fees which we recognize as revenue at the end of each month upon communication of the amount by ZDNet. For the three and nine months ended September 30, 2000, we generated approximately 6% and 4% of our revenue from these fees. In March 2000, we also began delivering e-mails to promote the complementary services of ZDNet under an addendum to our agreement which expires in August 2001. ZDNet agreed to pay us approximately $167,000 per month to deliver e-mails which contain content supplied by ZDNet. We recognize revenue upon delivery of the e-mails. For the three and nine months ended September 30, 2000, we generated approximately 21% and 21% of our revenue from the delivery of these e-mails for ZDNet. We also purchased banner advertisements from ZDNet to promote our co-branded direct marketing system on its web site from March 2000 through September 2000 for $1 million. At this time, we expect to continue to purchase these banner advertisements for at least the next six months. We have no obligation to purchase these banner advertisements and may cancel at any time.

         We entered into a new agreement with one of our other network partners, Excite, under which Excite agreed to purchase a minimum number of e-centives which would cost Excite at least $3.75 million over three years. At the beginning of each quarter, Excite is contractually obligated to purchase $312,500 worth of e-centives. We recognize revenue upon the expiration date of each delivered offer. If Excite does not sell or distribute the e-centives within six months of purchase, they are forfeited and the value of the unsold e-centives will be recognized as revenue. To date, we have not recognized any revenue from Excite's purchases under this agreement. Excite has also agreed to provide us with at least 12 million new members during the term of our agreement for which we shall pay Excite a per member fee of up to approximately $19.65 million over the term of the agreement in quarterly payments of $1.6 million. If Excite does not provide us with 12 million new members over the term, we are entitled to a refund for users not provided. We are currently dependent on Excite for a significant number of our new members and expect this trend to continue. As of the date of this report, approximately 76% of our membership has come from Excite.

         In the three months ended September 30, 2000, approximately 52% of our revenues were generated from two network partners, ZDNet and Uproar. In addition, similar to our arrangement with ZDNet, as part of our co-branded direct marketing system relationship with Uproar, we spent approximately $600,000 on promotional banner advertising in the three months ended September 30, 2000. We have no continuing obligation to purchase any banner advertisements in our agreement with Uproar, however, and at this time, have not committed to any additional purchases.

         Since we are often paid part or all of our services up front, but recognize revenue upon delivery of e-centives over the contract term and expiration of the associated promotion, we have, and expect to continue to have, a deferred revenue liability on our balance sheet.

         There has been a recent slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies. Many retail Internet companies are having difficulties raising capital, borrowing money and otherwise funding their operating losses. Most of our marketer clients are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital. These marketer clients are experiencing even greater cash flow problems due to this slowdown. Therefore, many of our marketer clients could fail. As a result of the difficulties of some of our marketer clients, we have had to expend additional effort to collect our accounts receivable, and in certain cases have had to settle for less than the total amount owed. In the three months ended September 30, 2000, we incurred charges related to an increase of $345,000 in our provision for doubtful accounts. While we believe that our allowance for doubtful accounts as of September 30, 2000 is adequate to cover any difficulties with the collection of our accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

         In light of the recent turmoil in the Internet retail sector, many advertisers are tightening their marketing budgets which may affect our sales in upcoming quarters. While our revenues increased for the third quarter of 2000 compared to the second quarter, we may face additional challenges in the fourth quarter of 2000 due to the Internet slowdown. We expect that this trend will continue in the near future. We plan to continue to expand our business to include additional direct marketing products and services so as to grow our business over the near term.

         The following presents our financial position and results of operations as of and for the three and nine months ended September 30, 2000. Since then, we have continued to incur substantial losses. We expect to continue to incur losses for the foreseeable future as we continue to promote, develop and deploy our online direct marketing system. We expect our expenses to increase in absolute dollars in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 20, 1999.


         Revenue. Revenue increased by $2,280,946 to $2,424,909 in the three months ended September 30, 2000 compared to $143,963 in the three months ended September 30, 1999. Revenue increased by $5,484,414 to $5,628,476 in the nine months ended September 30, 2000 compared to $144,062 in the nine months ended September 30, 1999. We primarily attribute the increase in both periods to the expansion of our operations and to the fact that we did not begin to charge for our services until the second half of 1999.
         Cost of Revenue. Cost of revenue represents expenses related to providing online promotions for our marketers, including a portion of the salaries, benefits and related expenses of our client services, network operations and technical services personnel. Cost of revenue increased by $132,692 to $471,167 in the three months ended September 30, 2000 compared to $338,475 in the three months ended September 30, 1999. Cost of revenue increased by $598,042 to $1,305,198 in the nine months ended September 30, 2000 compared to $707,156 in the nine months ended September 30, 1999. We primarily attribute the increase in both periods to additional salaries resulting from an increase in the number of personnel.

         Product Development. Product development costs include expenses we incur for research, design and development of our proprietary online promotion technology. We expense product development costs as we incur them. Product development expenses increased by $63,837 to $700,238 in the three months ended September 30, 2000, compared to $636,401 in the three months ended September 30, 1999. Product development expenses increased by $379,489 to $2,159,622 in the nine months ended September 30, 2000, compared to $1,780,133 in the nine months ended September 30, 1999. The majority of this increase in both periods resulted from increased product development personnel costs associated with the development of our online direct marketing system, including its infrastructure and computer software.

         General and Administrative. General and administrative expenses consist of salaries for executive and selected senior management, finance and administrative personnel and associated employee benefits, facilities costs, computer and office equipment operating leases, training, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $2,236,842 to $3,368,310 in the three months ended September 30, 2000, compared to $1,131,468 in the three months ended September 30, 1999. General and administrative expenses increased by $3,943,327 to $6,490,207 in the nine months ended September 30, 2000, compared to $2,546,880 in the nine months ended September 30, 1999. The increase in these periods was the result of several factors, including an increase of $241,468 in the three months ended September 30, 2000 and an increase of $558,350 in the nine months ended September 30, 2000 due to an increase in the number of general and administrative personnel. The increase in general and administrative expenses in these periods also includes an increase of $704,850 in the three months ended September 30, 2000 and $1,140,460 in the nine months ended September 30, 3000 due to increased legal costs and rent costs associated with additional office space. In addition, we have experienced increased depreciation of fixed assets of $169,193 for the three months ended September 30, 2000 and $420,682 for the nine months ended September 30, 2000, in connection with our increased capital expenditures for computer equipment. Further, the increase in general and administrative expenses for the three and nine months ended September 30, 2000 includes a $650,000 payment to coolsavings.com as part of the settlement of certain patent litigation.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, associated benefits and travel expenses for our sales and marketing personnel and promotional expenses. Sales and marketing expenses increased by $2,480,809 to $4,416,522 in the three months ended September 30, 2000, compared to $1,935,713 in the three months ended September 30, 1999. Sales and marketing expenses increased by $9,921,335 to $13,558,963 in the nine months ended September 30, 2000, compared to $3,637,628 in the nine months ended September 30, 1999. We mainly attribute the increase in both periods to increased marketing expenditures targeted at attracting more marketers and network partners to our direct marketing system of $2,164,667 for the three months ended September 30, 2000 and $7,922,998 for the nine months ended September 30, 2000.

         Network Partner Fees. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. We pay for these services either as fees for new members or by paying a percentage of the revenue we generate from the delivery of e-centives to the new members. Network partner fees increased by $1,986,272 to $2,185,878 in the three months ended September 30, 2000, compared to $199,606 in the three months ended September 30, 1999. Network partner fees increased by $4,079,865 to $4,592,755 in the nine months ended September 30, 2000, compared to $512,890 in the nine months ended September 30, 1999. We mainly attribute the increase in both periods to the payments made to Excite.

         Interest income, net. Interest income, net consists of income on our cash balances less interest expense on short-term debt. Net interest income increased by $10,490 to $68,018 in the three months ended September 30, 2000, compared to $57,528 for the three months ended September 30, 1999. Net interest income increased by $49,056 to $306,922 in the nine months ended September 30, 2000, compared to $257,866 for the nine months ended September 30, 1999. The increase in both periods was due to an increase in interest income resulting from an increase in cash balances from the Series C preferred stock financing in February 2000.

         Stock-based compensation. Stock-based compensation expenses consist of the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options including certain performance-based options prior to the measurement date. Stock-based compensation expenses increased by $53,922 to $277,215 in the three months ended September 30, 2000, compared to $223,293 for the three months ended September 30, 1999. Stock-based compensation expenses increased by $823,839 to $1,409,499 in the nine months ended September 30, 2000, compared to $585,660 for the nine months ended September 30, 1999. The increase in both periods resulted from additional options granted to employees at exercise prices less than fair value.

         Net Loss. Net Loss increased by $4,663,017 to $8,913,903 in the three months ended September 30, 2000, compared to $4,250,886 for the three months ended September 30, 1999. Net loss increased by $14,196,191 to $23,543,346 in the nine months ended September 30, 2000, compared to $9,347,155 for the nine months ended September 30, 1999. The increase in the three months ended September 30, 2000 is primarily attributed to the increase in operating expenses of $6,821,682 to $10,948,163 compared to $4,126,481 for the three months ended September 30, 1999. The increase for the nine months ended September 30, 2000 is primarily attributed to the increase in operating costs of $19,147,855 to $28,211,046 compared to $9,063,191 for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception through September 30, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, through which we raised net proceeds of $45,829,578 through September 30, 2000. At September 30, 2000, we held $2,957,079 in cash and cash equivalents and short-term investments.

         Our last private offering was completed in February 2000, in which we issued 2,328,434 shares of our Series C convertible preferred stock with approximate total proceeds of $23,800,000. On October 10, 2000, we completed an initial public offering in Switzerland of shares of our common stock which are listed on the SWX New Market Segment of the SWX Swiss Exchange (the "Swiss IPO"). After deducting expenses and underwriting discounts, we received approximately $36.7 million in proceeds from this transaction. All of our shares of preferred stock converted automatically on the closing of the Swiss IPO.

         Cash used in operating activities was $16,292,439 for the nine months ended September 30, 2000, and $8,676,984 for the nine months ended September 30, 1999. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, increases in accounts receivable and prepaid expenses due to increased operations.

         Cash used in investing activities was $2,399,244 for the nine months ended September 30, 2000 and $3,895,652 for the nine months ended September 30, 1999. Net cash used for investing activities in each period primarily reflects purchases of computer equipment. Net cash used in investing activities for the nine months ended September 30, 1999 was also affected by the $3.0 million purchase of a patent.

         Cash provided by financing activities was $20,567,516 for the nine months ended September 30, 2000 and $13,500,000 for the nine months ended September 30, 1999. Cash provided by financing activities for these periods was derived primarily from private sales of our convertible preferred stock.

         We believe that the net proceeds from the Swiss IPO, together with our cash resources, will be sufficient to meet our anticipated cash needs for working capital, repayment of debt and capital expenditures for at least the next twelve months. However, we may need to raise additional funds sooner to fund our planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue or expand our business.

         We do not have any present plans for further equity offerings. In addition, pursuant to an agreement with the SWX Swiss Exchange, we have agreed not to issue our shares in capital raising transactions until April 10, 2001 (six months from the completion of the Swiss IPO). We may conduct a U.S. offering after the expiration of the lock-up period depending on market conditions and our need for capital at the time. The timing of such an offering in the U.S. cannot be determined at the present time. We are not party to any arrangement or understanding under which an offering would be triggered automatically in the event of an increase in our share price.


RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting For Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. We do not expect SFAS 133 to have a material impact on our financial condition, results of operations or cash flows.

         In May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-2, Accounting for Web Site Development Costs. EITF 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. We adopted this Issue in the three months ended September 30, 2000. The adoption of EITF 00-2 did not have a material impact on our financial condition, results of operations or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition in Financial Statements, which provides additional guidance in applying generally accepted accounting principles for revenue recognition. We adopted this Bulletin in the three months ended September 30, 2000. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. With the exception of certain provisions which require earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. We adopted this Interpretation in the three months ended September 30, 2000. The adoption of this Interpretation did not have a material impact on our financial condition, results of operations or cash flows.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCUSSION OF MARKET RISK

         To date, we do not have any derivative financial instruments and do not plan to use any derivatives in our investment portfolio. We invest our cash in short-term, interest-bearing, investment-grade securities. We believe that our exposure to interest rate risk is not material to our results of operations.

         We do not have any material exposure to any foreign currency exchange rate risk.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

         On September 29, 2000, we settled all of the patent infringement litigation matters between us and coolsavings.com. The terms of the settlement provide for a cross-license between us and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we will make payments of up to $1,350,000 million to coolsavings as follows:

         - $650,000 which was paid to coolsavings at the signing of the settlement documents;

         - $250,000 if coolsavings prevails in a motion for summary judgment in a separate litigation between coolsavings and Catalina Marketing Corporation involving the coolsavings' patent currently in dispute; and

         - up to $450,000 if and to the extent the coolsavings' patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.

         From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Between July 1, 2000 and September 30, 2000, we granted options to purchase a total of 716,000 shares of common stock under the 1996 Stock Incentive Plan to certain of our employees and directors. During that period, 9 optionees exercised options to purchase 41,250 shares of common stock. These securities were issued without registration under the Securities Act in reliance upon an exemption from registration under Rule 701.

Our registration statement on Form S-1 (Registration No. 333-42574) for our public offering of 3,700,000 shares of Common Stock, par value $0.01, became effective on September 28, 2000. All 3,700,000 shares were sold upon completion of the public offering at aggregate offering prices of approximately $40.5 million at an offering price of 19 Swiss Francs (or approximately $10.91) per share. Swissfirst Bank AG and Pictet & Cie. acted as managing underwriters for the offering. Underwriting discounts and commissions for the shares sold in the public offering totaled approximately $2.8 million. In addition, in connection with the offering, we paid an estimated $782,000 in expenses. After deducting underwriting discounts and commissions and other expenses, we received approximately $36.7 million in proceeds from the offering. All of our shares of preferred stock automatically converted into shares of Common Stock on a 1-for-1 basis on the Closing of the offering. As of the date of this report, we have spent approximately $7.5 million of the proceeds of the offering to retire trade payables incurred in the ordinary course of business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         By written consent dated September 22, 2000, our stockholders: (i) re-elected Kamran Amjadi, Mehrdad Akhavan, Peter Friedli and James Caccavo to the Board of Directors, (ii) approved and adopted (x) a Restated Certificate of Incorporation, which become effective prior our public offering in Switzerland (the "Swiss IPO"), (y) another Restated Certificate of Incorporation that became effective after the Swiss IPO, (z), the Amended and Restated Stock Option and Incentive Plan, (iii) appointed KPMG LLP as our independent public accountants, and (iv) ratified certain prior corporate actions, such as prior charter amendments. The affirmative vote of 10,524,224 shares was received by written consent.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         A list of exhibits filed herewith is contained on the Index to Exhibits immediately preceding such exhibits, which is incorporated herein by reference.

b)       Reports on Form 8-K

         We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2000.


                        E-CENTIVES, INC.




                        By:  /s/ Michael M. Sullivan
                           ----------------------------------------------------

                             Michael M. Sullivan
                             Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.       Exhibit Name
-----------       ------------

3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to the e-centives' Registration
                  Statement on Form S-1 (Registration No. 333-42574))

3.2               Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.3 to the e-centives' Registration Statement on Form
                  S-1 (Registration No. 333-42574))

10.1              1996 Stock Incentive Plan (incorporated herein by reference to
                  Exhibit 10.1 to the e-centives' Registration Statement on Form
                  S-1 (Registration No. 333-42574))

10.2              Amended and Restated Stock Option and Incentive Plan
                  (incorporated herein by reference to Exhibit 10.8 to the e-centives' Registration Statement on Form S-1 (Registration
                  No. 333-42574))

27.1              Financial Data Schedule
