Form 10-K
period 2000-12-31
E CENTIVES INC
filed 2001-04-04
CIK 1092283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                             Commission File Number:

                                e-centives, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  52-1988332
 (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

               6901 ROCKLEDGE DRIVE, 7TH FLOOR, BETHESDA, MD 20817
                    (Address of principal executive offices)

                                 (301) 564-6700
              (Registrant's telephone number, including area code)
                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE USD 0.01 PER SHARE
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the SWX New Market of the SWX Swiss Exchange as of March 16, 2001 is USD 37,066,811
(1).

(1) Assumes an exchange rate of 1.712329 Swiss Francs per one U.S. Dollar as of March 16, 2001.

        As of March 16, 2001, there were 15,168,434 shares of the registrant's common stock outstanding.

================================================================================
                                e-centives, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                               PAGE
PART I
                     Item 1.  Business.........................................................     3
                     Item 2.  Properties.......................................................    22
                     Item 3.  Legal Proceedings................................................    22
                     Item 4.  Submission of Matters to a Vote of Security Holders..............    22
PART II
                     Item 5.  Market for Registrant's Common Stock and Related Stockholder
                              Matters..........................................................    23
                     Item 6.  Selected Financial Data..........................................    25
                     Item 7.  Management's Discussion and Analysis of Financial Condition and
                              Results of Operations............................................    26
                     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......    31
                     Item 8.  Financial Statements and Supplementary Data......................    31
                     Item 9.  Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure.............................................    31
PART III
                     Item 10. Directors and Executive Officers of the Registrant...............    32
                     Item 11. Executive Compensation...........................................    34
                     Item 12. Security Ownership of Certain Beneficial Owners and Management...    37
                     Item 13. Certain Relationships and Related Transactions...................    38
PART IV
                     Item 14. Exhibits, Financial Statements Schedules, and Reports on
                              Form 8-K.........................................................    41
SIGNATURES.....................................................................................    42





              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Except for any historical information, the matters we discuss in this Form 10-K concerning our company contain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors identified in our filings with the SEC and those presented elsewhere by its management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K. The Company assumes no obligation to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                e-centives, INC.

                                     PART I

ITEM 1- BUSINESS

OVERVIEW

        We provide an online direct marketing system that enables marketers to access consumers across the web sites of our network partners and by e-mail. Our system allows marketers to offer a wide range of promotions for products and services in which consumers have expressed interest. These promotions can include, among others, digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives. We call these online promotions e-centives. We developed a web-based application that enables consumers to register to receive e-centives at our network partners' web sites or through our web site, www.e-centives.com. Our members provide demographic information and indicate interests in product categories in return for e-centives targeted to their shopping preferences. We create an online account for each member which can be accessed on the web site of the network partner through which they joined and on our web site. Members can also elect to receive e-centives by e-mail. We also offer technology to our marketers that automatically recognizes our members when they enter the marketer's web site, and highlights and applies relevant e-centives during the shopping and purchase process. During the year ended December 31, 2000, we delivered e-centives for over 190 marketers, including Overstock.com, SmarterKids.com, Netgrocer.com, Cooking.com and CarParts.com.

        Our network partners include high-traffic portal, community and content web sites, such as Excite, ZDNet, and iVillage.com. We provide a web-based application to our network partners that enables them to offer e-centives accounts and promotions to their users on a co-branded basis, maintaining the look and feel of the network partner's web site. We thereby enable our network partners to incorporate a new member benefit into their web site without the costs and challenges of building and maintaining their own direct marketing system. We believe these relationships enable us to expand our database of consumers, provide convenient access for our members and attract new marketers to our system.

        As of March 16, 2001, we maintained over 9.2 million e-centives accounts. Although we keep our members' identities confidential, we analyze our database of demographic and preference information with sophisticated tracking and data analysis to help our marketers execute more effective promotional campaigns. We believe our combination of network partners, marketers and members across a network of web sites creates a robust infrastructure for offering targeted promotions over the Internet.

RECENT DEVELOPMENTS

        On March 28, 2001, we completed the acquisition of the Commerce Division of Inktomi Corporation, a developer of scalable Internet infrastructure software based in Foster City, California. We exchanged 2,551,700 shares of our common stock, or 14.4% of our outstanding common stock after the acquisition, for the assets of the division. Of the 2,551,700 shares issued to Inktomi in the acquisition, 382,755 shares were placed into escrow and will be released upon the achievement of revenue and performance targets for the acquired business at the end of twelve and eighteen months following the closing. If such performance and revenue criteria are not achieved for such periods, then all of the escrowed shares will be returned to us. As part of the purchase price we also issued to Inktomi a warrant to purchase an additional 1,860,577 shares upon the achievement of additional revenue targets at the end of twelve months following the closing. In connection with the acquisition, we entered into a license agreement and a reseller agreement with Inktomi. Under the terms of the license agreement, Inktomi will perpetually license certain software and technology to us to be used in the acquired business. Pursuant to the reseller agreement, Inktomi will resell certain products of the acquired business for a period of twelve months from the closing.

        The Commerce Engine is the primary product offering of the Commerce Division. Inktomi launched the first commercial version of the Commerce Engine in mid-1999. The Commerce Engine is designed to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information. The Commerce Engine is also designed to track and confirm purchases made by end-users of our customers' services and to generate invoices for our online merchants to support performance-based marketing arrangements among multiple parties.

        Through this acquisition, we believe we will strengthen our position as a leading provider of specialized Internet infrastructure solutions, including direct marketing and distributed commerce. The combined solutions create a compelling collection of technologies, content, and services that provide Internet users with valuable, personalized tools to make better purchases decisions online and offline. With this transaction, we also added several new clients - including AT&T, NTT, Excite UK, and The Washington Post - as well as a broadened portfolio of products and services to offer existing clients. We also gained an immediate foothold in Europe with newly hired Commerce Division employees located in London.

INDUSTRY BACKGROUND

OUR SYSTEM

        We maintain a comprehensive direct marketing system designed to enable marketers to access consumers across the web sites of our network partners and by e-mail. Our system includes a web-based application that enables consumers to register to receive e-centives at our network partners' web sites or through our web site. Our members provide demographic information and product category interests in return for targeted e-centives. Our system then delivers e-centives for products and services directly to the member's account or through e-mail. Members can easily access their e-centives on the web site of the network partner through which they joined, or on our web site. In addition, we offer technology that enables a marketer to recognize our members when they visit the marketer's web site and incorporate e-centives into the shopping and purchase process. We believe that by developing a system that benefits our marketers, network partners and members, we are well positioned to become a leading direct marketing infrastructure on the Internet.

Marketer Benefits

    - Access to a large membership across our network partners' web sites. We enable marketers to access our large member base and deliver their promotions across a network of web sites. By partnering with high traffic web sites to offer our service, we are able to increase our membership base and expand the audience for the marketers' promotions. Furthermore, by integrating our service into network partner web sites, we enable marketers to deliver e-centives through web sites such as portals which consumers often use to initiate their shopping activities.

    - Outsourced direct marketing application. Our software applications and technology enable marketers to offer targeted promotions without having to devote the time and resources to develop their own direct marketing technology. Since we can rapidly deploy our technology on behalf of the marketer, the marketer can quickly launch its online promotional campaigns. We create and deliver e-centives for marketers and provide other promotional technologies to them.

    - Sophisticated targeting and tracking. We deliver targeted offers for marketers based on the demographic and purchase preference information of our members. Our system also provides periodic reports to help marketers analyze the effectiveness of their marketing campaigns.

    - Flexible promotional options. Our infrastructure allows us to electronically deliver a wide range of offers, which can include digital coupons, sales notices, free shipping offers, minimum purchase discounts and return purchase incentives. We also offer technology to marketers that enables them to recognize our members when they enter the marketer's web site, highlight the e-centive at the opportune time and apply the e-centive at the point of purchase.

Network Partner Benefits

    - New service for members. We provide our network partners with a web-based software application so that they can offer a promotion service to their users. Our system is designed to help increase their user base and the frequency of user visits.

    - Outsourced solution. We integrate our web-based application with our network partners' web sites. Consumers can register to receive e-centives through our network partners' web sites, often as part of the network partners' registration process. We then host and serve member accounts pages and associated offers that appear on our network partners' web sites. All of these elements are co- branded and maintain the look and feel of the network partners' web site. We also provide consulting services to support the relationship and customer service for our network partners' users and their advertising clients.

    - Enhanced promotional capabilities. By enabling our network partners to offer their advertising clients access to our direct marketing system, we provide our network partners with additional solutions to sell. Network partners can offer access to our system to their advertising clients through their own sales forces or refer them to our sales representatives.

    - New revenue stream. We provide our network partners with a new revenue stream. We compensate most of our network partners for members we acquire through their web sites either by paying a fee for new members or by paying a percentage of the revenue we generate from the delivery of e-centives to such new members or both. We pay three of our network partners a fee, typically ranging from USD 0.50 to USD 1.50, for each new member that registers for our service through their web sites. Twelve of our network partners receive a percentage of the net revenue generated by us for the delivery of e-centives to the new members we obtained through their web sites. This percentage is typically between 20% and 50% of net revenue. Three of our network partners receive a combination of both. We pay Excite a per member fee for up to 12 million new members. For each new member over 12 million, we pay Excite a percentage of our net revenue for the delivery of e-centives to those new members. We anticipate entering into more agreements with network partners in the future with either a per member fee or a revenue sharing component, or both.

Member Benefits

    - Relevant offers. We seek to deliver relevant offers to our members based on the purchase preference and demographic information they provide to us during registration and as periodically updated.

    - Easy to access. Our system is designed to provide members with easy and timely access to their e-centives. We deliver the e-centives directly to personal accounts which members can access at our network partners' web sites through which they joined or through our web site. Members can also elect to have e-centives delivered to them by e-mail and regulate the frequency of those e-mails.

    - Convenient and organized. All e-centives delivered to members, including those delivered by e-mail, are stored in the member's personal account organizer where they are organized by category. Members can browse their personal account organizer by category or search for specific e-centives by marketer name or keyword. We automatically delete expired e-centives to eliminate clutter in the account.

    - Private and secure. All information in our database is digitally encoded, anonymous and secure to maintain the privacy of our members. By combining privacy with value and convenience, we seek to create a trusted brand name that will enable our members to have greater confidence in the e-centives that they receive.

GROWTH STRATEGY

   Our goal is to provide the leading direct-marketing infrastructure on the Internet. To achieve this objective, we intend to:

    - Expand the number of partners and our membership base. We plan to attract members by broadening our existing relationships and entering into new relationships with high-traffic portal, community and content web sites, as well as by generating visits at our web site. We believe that our network partners are critical for attracting new members and to providing existing members with a convenient access point to their accounts. The types of payment arrangements we have with network partners are described above under "-- Network Partner Benefits."

    - Increase the number of marketers and offers. We plan to attract additional marketers, including retailers and large national advertisers, by increasing our sales and marketing efforts and building on the established relationships of our network partners with their advertisers. We also work with existing marketers to increase their usage of our system. As the size of our membership increases, we believe that we will be able to attract more marketers to our system, increasing both the breadth and quality of our offers.

    - Continue to develop direct marketing and promotional tools. We intend to continue to develop new technologies to enhance the performance of our infrastructure. These new technologies include additional direct-marketing and promotional tools for our network partners and marketers, along with enhanced services and features for our members. We intend to expand our existing team of software engineers to accelerate the introduction of new technologies.

    - Increase brand awareness. We seek to make our e-centives brand a leading symbol for online direct marketing among marketers and network partners. We focus our marketing efforts on marketers and network partners primarily through advertising in national print and broadcast media and through public relations. We also believe that building awareness of the e-centives brand with consumers will increase the effectiveness of our marketers' promotions. We intend to increase brand awareness to consumers primarily through relationships with our network partners as well as through our own advertising.

    - Expand internationally. To date, we have focused on pursuing opportunities in the United States. As the Internet market outside the United States grows, we intend to expand into Europe and other countries. We believe the anticipated international growth of Internet usage and electronic commerce may generate significant market opportunities for us. Our acquisition of the Commerce Division provided us with new employees in London and our first presence in Europe. We are currently considering expanding our United Kingdom presence and expanding into other European countries such as Switzerland and Germany.

    - Pursue acquisitions of related technologies and services. We believe that the market for online direct-marketing services and technologies is fragmented and growing rapidly. Through acquisitions we may obtain new product and service offerings and other proprietary technologies, access to new geographic markets or a larger consumer user base. In furtherance of this strategy, we acquired the Commerce Division which give us additional products and services to offer to our existing customer base and provides us new customers to which we may sell our existing products.

OUR SYSTEM

        Our proprietary system is designed to provide a comprehensive direct marketing solution for each of three constituencies: marketers, network partners and members. We provide proprietary products and services to meet the needs of each constituency in order to effectively deliver promotions to a targeted audience.

        Marketers. During the year ended December 31, 2000, we delivered approximately 177.0 million e-centives for over 190 marketers. Below is a list of our largest clients for whom we delivered e-centives during the year ended December 31, 2000, none of whom accounted for more than 7% of our revenue.

          AT&T                 GreatFlowers.com      Omahasteaks.com
          audiobookclub.com    Half.com              OurHouse.com
          Autobuytel.com       healthshop.com        Outpost.com
          CarParts.com         hpshopping.com        Overstock.com
          Cooking.com          Kardz.com             Petstore.com
          deltathree.com       LifeMinders, Inc.     PETsMART.com
          Egghead.com          more.com              PlanetRx
          eNutrition           mySEASONS             SmarterKids.com
          Everything Wireless  Netgrocer.com         Staples.com
          FamilyWonder.com     Novica                WebRx/Health Central

        We currently offer marketers the following direct marketing services:
PromoCast(TM), PromoCommerce(TM), and PromoMail(TM). We also offer services on a performance contract basis.

        Our PromoCast service enables marketers to deliver targeted e-centives to our members' accounts. Once marketers purchase e-centives, we assist them in launching their promotional campaigns quickly and easily. Marketers typically use our client services team to create and distribute their e-centives. Once a member clicks on the offer, our system links the member directly to the appropriate page on the marketer's web site. We provide periodic reports to marketers to help them assess the effectiveness of each campaign. For the year ended December 31, 2000, PromoCast accounted for approximately 16% of our revenue.

        Our PromoCommerce service builds on our PromoCast solution by integrating the marketer's web site directly with our direct marketing infrastructure. In addition to delivering e-centives to the accounts of members, the PromoCommerce service enables marketers to recognize our members when they enter the marketer's web site and display their offers on the web pages determined by the marketer. A marketer can present new offers in a variety of places on their web site including their home page, specific sections based on product or merchandise category, or on the purchase confirmation page, all depending on the marketer's promotional criteria. For example, offers may be presented on the home page to entice consumers to make an impulse purchase, or alternatively on the purchase confirmation page to motivate a repeat purchase. Once the member accepts the new e-centive presented at the marketer's site, it can be redeemed immediately or it is automatically stored in the member's online account organizer to be redeemed at a later date.

        Through our PromoCommerce service, e-centives are automatically applied at the point of purchase with pricing and any other terms of the transaction appropriately adjusted. The member does not need to provide any additional codes or entries. Our authentication technology helps prevent fraudulent online use of offers. For the year ended December 31, 2000, PromoCommerce accounted for approximately 3% of our revenue.

        Our PromoMail service is offered as an added service and is used in conjunction with PromoCommerce or PromoCast. Our PromoMail service enables marketers to deliver targeted offers to members by electronic mail. PromoMail messages can be planned to coincide with special occasions, such as Valentine's Day and Mother's Day, and highlight specific promotions relevant to the occasion and the member. A PromoMail message can include e-centives from a limited number of marketers, each of which is stored in members' accounts. We track, measure and report response rates to the marketer for each mailing. For the year ended December 31, 2000, PromoMail accounted for approximately 56% of our revenue.

        When marketers purchase services on a performance contract basis, e-centives are delivered by the same methods as in the PromoCast or PromoMail services, but revenue is based solely on the performance of the e-centives. We earn a contractually specified amount based on the number of members who click on the offer or the amount of sales the offer generates. For the year ended December 31, 2000, performance based contracts accounted for approximately 3% of our revenue.

        Through the acquisition of the Commerce Division of Inktomi, we acquired a new product offering called the Commerce Engine. The Commerce Engine is a high-performance commerce application designed to handle the challenges of bringing online consumers and merchants together and facilitating transactions between them. The Commerce Engine is designed as a platform to provide a comprehensive commerce experience for online consumers, enabling them to locate products, compare features and prices among products, and locate and purchase these products through participating online merchants. Similar to our web based application we provide to our network partners, we do not plan to provide commerce services through our own branded online commerce site. Instead, we plan to make the Commerce Engine available to Internet portals and other Web site customers who can, in turn, provide online commerce services through their sites to end users.

        The Commerce Engine provides portals and other Web site customers with an infrastructure to enable their end users to purchase goods and services online. The Commerce Engine is designed to function the way consumers already shop by integrating all aspects of the online commerce process, from expert advice and word of mouth comparisons, to bargain hunting and comparison shopping. For shoppers who generally know what product they want but not the brand or model, the Commerce Engine enables end users to evaluate several alternatives.

        Similar to our web based application we provide to our network partners, we plan to provide and manage all hardware, software and operational aspects of the Commerce Engine and the associated databases of product libraries and purchasing locations. This will include collecting, organizing, storing and updating vast quantities of electronic product information, and presenting this information for display to end users. We plan to provide our customers with a programming interface and software tools to enable them to maintain and customize the look and feel of their commerce service user interface.

        We expect to generate revenues from the Commerce Engine primarily through license, support and maintenance fees from Internet portal and other Web site destination customers and revenue-sharing arrangements with online merchants. The online commerce market is in a rapid state of evolution. The demand for commerce infrastructure services and the aggregate amount of site traffic and shoppers available through distribution partners are subject to significant variation and a variety of factors that are outside of our control.

        Network Partners. We maintain relationships with network partners that operate high-traffic portal, content and community web sites. We provide our network partners with a web-based application that can be fully integrated within their web pages. Our application provides network partners with the ability to offer e-centives to their advertisers and users without the costs and challenges of building and maintaining their own online direct marketing system. We provide and maintain the underlying technology, host and serve co-branded pages, create and deliver offers and provide consulting services and member support.

        Our network partners' users can become e-centives members during the registration process of all but three of our twenty-one network partners' web sites. Alternatively, members can join our system through various other access points throughout the network partner's web site. In either case, our service is delivered on a co-branded basis maintaining the look and feel of the network partner's web site.

        During 2000, we provided services through the following network partners:



        AllCommunity          Excite            Prodigy Internet
        Ask Jeeves            Intuit            ThirdAge Media
        Care2.com             iVillage, Inc.    Uproar
        Chase Manhattan Bank  LifeMinders, Inc. USATODAY.com
        CoVia                 NetZero           ZDNet
        Desktop Dollars

        As of December 31, 2000, approximately 94% of our members have come from our relationships with our network partners, and we expect this trend to continue. We expect to spend between USD 8 and USD 10 million in 2001 and between USD 9 and USD 11 million in 2002 on payments to partners to acquire new members. See "-- Network Partner Benefits" for a discussion of how we pay our network partners for the acquisition of new members through our network partners.

        Our agreements with Excite and ZDNet are described below.

        - Excite. Excite has been one of our network partners since March 1999. Since then, we have registered new members and delivered e-centives through Excite's web site. We entered into an agreement with Excite in February 2000 under which we register members through Excite's registration process and deliver a co-branded service called "Excite Special Offers, powered by e-centives." Excite has agreed to provide us with at least 12 million new members during the term of our agreement. We agreed to pay Excite a per member fee totaling approximately USD 19.65 million over the term of the agreement, which is approximately USD 1.6 million on a quarterly basis. In addition, select e-centives may be displayed on some of Excite's most visible web pages, including Excite's home page. Excite has also agreed to purchase a minimum number of our e-centives over three years, which would cost Excite a minimum of USD 3.75 million. On December 21, 2000, Excite agreed to amend our existing agreement to change the expiration dates for the e-centives purchased by Excite from six months after the end of the quarter in which such e-centives were purchased to the last day of the quarter in which such e-centives were purchased. Since we recognize revenue upon the resale or expiration of e-centives under this agreement, this amendment had the effect of allowing us to recognize USD 625,000 in additional revenue in 2000 that otherwise would have been recognized in 2001. For the year ended December 31, 2000, we generated approximately 9% of our revenue from Excite's purchases under this agreement. Our agreement with Excite will terminate three years from the launch date. Excite is also one of our stockholders. See "Related Party Transactions" for details of Excite's ownership interest in us. Under the terms of our agreement and subject to our right to cure any deficiencies, Excite may terminate prior to the expiration of the term if our services are not at least comparable to that of other sources with regard to any two of the following: content, functionality, personalization and ease of use.

        - ZDNet. ZDNet has been one of our network partners since May 1999. We register new members and deliver "ZDNet e-centives" through ZDNet's web site. As of March 16, 2001, we provide our service to over 0.8 million members through our relationship with ZDNet. However, because we only deliver computer-related offers to these members, we do not count these members as part of our 9.2 million general membership. These ZDNet members sign-up through ZDNet's registration process, enabling customers to become e-centives members when they become ZDNet members. ZDNet shares with us 50% of the revenue it generates from the sale of e-centives to its advertising clients. Our agreement with ZDNet is unique in that ZDNet users currently receive e-centives only from ZDNet merchants and advertising clients. Our direct marketing system is also integrated with ZDNet's ComputerShopper.com web site, allowing e-centives to be displayed alongside product search results. Our agreement with ZDNet will terminate in August 2001. We also purchased banner advertisements from ZDNet to promote our co-branded service on its web site from March 2000 through October 2000 for USD 1.3 million. We have no obligation to purchase these banner advertisements and may cancel at any time.

        Members. As of March 16, 2001, we maintained over 9.2 million e-centives accounts. We provide our members with control over many aspects of our system, including what categories of offers they receive and when those offers are redeemed. To join our system, consumers sign-up for and personalize their e-centives account through any of our network partner web sites or our web site. When creating or updating their account, our members provide demographic information and select categories in which they have an interest. These categories currently include:


        Automotive          Groceries              Pets
        Baby Stuff          Health & Beauty        Services
        Books & Magazines   Hobbies                Sports & Fitness
        Computers           Home & Gardening       Toys & Games
        Electronics         Local                  Travel
        Fashion             Music & Video          Luxury Designer
        Gifts & Gourmet     Office                 Special Events

Based on this information, we place promotions in the accounts of our members. Members may also elect to receive e-mails that highlight specific promotions and which are automatically placed in the member's account for their convenience.

        Our system then allows members to easily store, review, delete or redeem their e-centives. Member accounts are accessible at the web sites of the network partners through which the member joined or through our web site. Members may also opt to have their offers e-mailed to them on a periodic basis, the frequency of which is determined by the member. Unless they are redeemed or deleted, e-centives are automatically saved in the member account until they expire. Members can browse their personal account organizer by category or search for specific e-centives by marketer name or keyword. Each e-centive includes the marketer's logo, a description of the promotion being offered and an expiration date. Members who click on the e-centive are automatically linked to the marketer's web site. If the marketer uses our PromoCommerce solution, the promotion may be automatically applied to the purchase.

        We place a high degree of value on maintaining the privacy of our members and believe that this commitment is critical to becoming a trusted source of promotions online. We do not share any individual member information with marketers or other third parties. Marketers only receive aggregate information about our membership for purposes of targeting promotions to members with certain demographic or purchase preference criteria. For example, we may disclose the total number of males in the "Computers" interest category to a marketer in connection with a promotion. Our members' personal information is digitally encoded on our database and remains private, anonymous and secure. In addition, we have a license from TRUSTe, an independent, non-profit privacy organization dedicated to building users' trust and confidence in the Internet. Under TRUSTe's program, we have agreed to adhere to established privacy principles and to comply with ongoing oversight and consumer resolution procedures.

SALES AND MARKETING

        We seek to establish relationships with marketers principally through our direct sales force. We also work with our network partners to establish relationships with their advertisers and work with advertising or promotional agencies to reach their clients. We maintain sales personnel in major metropolitan areas of Washington, D.C., San Francisco, New York, Los Angeles and Denver. As of December 31, 2000, we employed 16 full-time sales persons. We plan to significantly increase our sales force to broaden distribution of our products and services. We intend to hire 23 sales and marketing personnel and spend approximately USD 21.5 million on our sales and marketing efforts over the next 12 months.

        As part of the Inktomi Commerce Division acquisition, we have hired 3 of the division's portal sales persons, who will continue to sell the Commerce Engine.

        In order to strengthen our existing relationships with marketers, we offer account management, technology integration and consulting services. We assign account managers with knowledge of direct marketing and promotions to marketers with the goal of increasing the performance of their marketing efforts and overall satisfaction with our services. Our integration services team provides installation, maintenance and support to marketers who choose to integrate our PromoCommerce software with their e-commerce systems and web sites. We also maintain a consulting team that provides periodic reports to marketers and helps formulate strategies to more effectively promote their products and services.

        We have a business development group that focuses on establishing relationships with operators of portals, content, community and other high-traffic web sites in order to build our partner network. Once the relationship is established, we assign relationship managers to assist with the day-to-day operation of the integrated co-branded system and enhance our service offerings.

        We market our products and services primarily through advertising, public relations and network partner co-marketing efforts. We market to potential partners and marketers through a variety of offline and online media including magazines, newspapers, radio, outdoor and Internet advertisements. We market to consumers primarily through the relationships with our partners and marketers. Our partners and PromoCommerce marketers feature the e-centives brand, logo and messages on their web sites, providing us with greater brand awareness as a leading direct marketing infrastructure on the Internet.

TECHNOLOGY

        We have developed a proprietary and scalable technology infrastructure that enables marketers to create, deliver, redeem and track targeted e-centives. The e-centives system consists of:

        -   database and user interface servers;

        -   software components for PromoCommerce; and

        -   Campaign Manager(TM) software.

        All e-centives are stored in and accessed from our database servers. These databases are developed using object-oriented database technology and are designed for rapid identification of target members. Our database server architecture is hardware scalable, which means that we can add new hardware servers to increase capacity or improve access times as our membership and number of e-centives grow. We have recently implemented the following initiatives to improve performance and decrease system failures:

        -   a backup of membership and application data is completed daily;

        - individual server failures have been mitigated through the deployment of redundant servers and storage devices; and

        - all database servers have been upgraded to maximize both processor speed and available memory.

        However, there can be no assurance that these initiatives will be successful in preventing future system failures.

        The user interface servers search our databases and display the individual member's e-centives accounts as web pages. These servers control the co-branded web pages of our marketers and partners. The user interface servers are deployed in a way to permit uninterrupted service in the event of a failure of one server.

        The software components of PromoCommerce enable communication between a marketer's e-commerce server and our system. This real-time communication enables the marketer to recognize our members when they enter the marketer's web site and display offers on the site. These components run on Sun Solaris and Windows NT and are compatible with most major electronic commerce software platforms, such as Microsoft's electronic commerce software.

        Our Campaign Manager software manages the creation and presentation of e-centives. This software can also manage the dynamic display of offers on the web sites of marketers that use our PromoCommerce solution.

        We monitor and test our system and software, and from time to time have identified minor defects. We currently address such defects by rewriting software code and, if possible, replacing small portions of our proprietary software with commercially available software components. Any difficulties in implementing this new software may result in greater than expected expense and may cause disruptions to our business.

        We spent approximately USD 1.2 million, USD 2.4 million, and USD 2.9 million in 1998, 1999 and 2000, respectively, on research, design and development activities. We expect to spend approximately USD 10.0 million in 2001 on research, design and development and we expect to continue to increase spending on these activities in the future.

COMPETITION

        As a provider of an online direct-marketing system, we generally compete with advertising and other promotion programs for a portion of a marketer's total marketing budget. In addition, within the promotions market, we compete with a variety of businesses. Our primary competition can be categorized as follows:

        -   both online and offline direct marketing and promotion companies;

        -   Internet-based marketing and advertising firms; and

        - other companies that facilitate the marketing of products and services on the Internet.

        Current or potential competitors include:

        -   e-mail marketers, such as LifeMinders, Inc. and Netcreations;

        -   rewards programs, such as Netcentives and Mypoints; and

        -   coupon providers, such as coolsavings.com.

We also compete for marketing dollars with other online marketing and advertising companies, such as providers of banner advertisements, as well as offline marketing and promotion companies.

        Our ability to compete depends on many factors.

        Factors over which we have some level of control:

        -   success in developing and expanding our membership base;

        - ability to enter into relationships with network partners and marketers;

        -   ability to provide simple, cost-effective and reliable promotions;

        -   timely development and marketing of new promotion services; and

        - ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

        Factors outside our control include:

        - development, introduction and market acceptance of new or enhanced services by our competitors;

        -   changes in pricing policies of our competitors; and

        -   entry of new competitors in the market.

        The failure to compete successfully would impair our ability to generate revenues and become profitable.

        We believe the market for our recently acquired Commerce Engine application to be rapidly evolving and intensely competitive. Some of our current and potential competitors include:

        - other providers of commerce technologies and services such as InfoSpace;

        -   commerce destination sites including Deal Time and mySimon;

        -   commerce wallet providers such as Brodia;

        -   affiliate services including BeFree and Linkshare; and

        - Internet portals and other captive marketplace Web sites, including America Online, Excite@Home and Yahoo!

        We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve primarily as a technology and infrastructure provider and not as a retailer or operator of a search engine, our customers and partners are responsible for many of these factors, and we have little or no control over them.

        We expect competition to intensify as more competitors enter our markets. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and managerial resources than we do. Many of our competitors also generate greater revenue and are better known than we are. They may compete more effectively and be more responsive to industry and technological change.

INTELLECTUAL PROPERTY RIGHTS

        A large part of our success depends on protecting our intellectual property, which is one of our most important assets. If we do not adequately protect our intellectual property, our business, financial condition and results of operations would be seriously harmed.

        We have developed proprietary technology including database and interface servers, offer creation and presentation software, and software to enable communication between marketers' e-commerce systems and our system. All of our marketer clients who desire to use our software sign our standard form license agreement. In addition, we require employees, contractors and other persons with access to our proprietary information to execute confidentiality and non-compete agreements. We seek to protect our software, documentation and other written materials under trade secret and other intellectual property laws, which afford only limited protection. We have not registered any copyrights in the U.S. or elsewhere related to our software or other technology.

        We have two issued U.S. patents and three pending U.S. patent applications. Our first issued patent is entitled "Electronic couponing method and apparatus" and relates to the method and apparatus for distributing, generating, and redeeming discount coupons, rebate or gift certificates or the like that tracks each coupon using a consumer ID number printed on the coupon. Our second issued patent, which is a continuation-in-part to our first patent, is entitled "Electronic discount couponing method and apparatus for generating an electronic list of coupons." Our pending patent applications seek to protect technology we may use in our business. We have no issued foreign patents, but we have two pending foreign patent applications. It is possible that no patent will issue from the currently pending patent applications. It is also possible that our patents or any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. Also, any patent we have currently or that is issued to us may not provide us with any competitive advantages. We may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to do business.

        We have filed trademark registrations for e-centives, the e-centives logo, PromoCast, PromoCommerce, and PromoMail, all of which are pending. We also claim rights in a number of additional tradenames associated with our business activities.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.

        There has been a substantial amount of litigation in the software industry regarding intellectual property rights. In fact, we recently settled litigation with one of our competitors regarding our intellectual property. See "-- Legal Proceedings." It is possible that in the future, other third parties may claim that our current or potential future products infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation or require us to enter into royalty or licensing agreements. These agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business, financial condition and results of operations.

        We integrate third-party software into the software we use in our business. We license database software from Oracle Corporation and Object Design, Inc. (now known as Excelon). The third-party software may not continue to be available to us on commercially reasonable terms. We may not be able to renew these agreements or develop alternative technology. If we cannot maintain licenses to key third-party software, develop similar technology or license similar technology from another source on a timely or commercially feasible basis, our business, financial condition and results of operations could be seriously harmed.

EMPLOYEES

        As of December 31, 2000, we had 110 full-time employees. Of these, 51 were sales and marketing, 27 were product development, and 32 were general and administrative personnel. In addition, on March 28, 2001, we hired 70 of Inktomi's employees as part of the acquisition of the Commerce Division.

        None of our employees is represented by a labor union, nor have we ever experienced a work stoppage. We believe our employee relations are good. The table below reflects the growth in our employee headcount at December 31 for each of the years below:

                                    1997  16
                                    1998  31
                                    1999  74
                                    2000 110

                                  RISK FACTORS

        We caution you that our performance is subject to risks and uncertainties. There are a variety of important factors like those that follow that may cause our future results to differ materially from those projected in any of our forward-looking statements made in this Annual Report on Form 10-K or otherwise.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED NET LOSSES SINCE INCEPTION, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

        To date, we have not been profitable. We did not begin to generate revenues until the third quarter of 1999. As of December 31, 2000, we had an accumulated deficit of approximately USD 54.6 million. We incurred net losses in 2000, 1999 and 1998 of USD 29.9 million, USD 16.2 million and USD 4.6 million, respectively. We expect to continue to incur significant net losses and negative cash flow for the foreseeable future. We expect to spend significant financial resources to expand our business. We have not yet determined the specific amounts of operating expenses and capital expenditures we expect to incur, although we currently anticipate spending over the next 12 months approximately USD 9.5 million on sales, approximately USD 12.0 million on marketing, approximately USD 8 million for acquisition of new members and approximately USD 4 million on capital expenditures and expenses associated with expanding our system capacity. We expect that operating expenses will increase in 2001 by approximately USD 15 million over the prior year and may increase as a percentage of revenue. We do not know when or if we will become profitable. If we cannot achieve operating profitability or positive cash flows from operating activities, our stock price may decline and we may be unable to continue our operations.

A GENERAL NATIONAL ECONOMIC DOWNTURN WILL MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

        Economic indicators suggest that the U.S. economy may be experiencing a general national economic downturn. Such downturns typically result in adverse affects upon advertising and marketing expenditures and retail sales. The repercussions from any such downturn are likely to have a direct negative affect on our business and results of operations by reducing the demand for our services and the amount of any fees we are able to obtain. The businesses of our network partners are likely to be affected by any downturn in such a manner as to reduce their willingness to make advertising and marketing expenditures. Consumer demand for goods and services offered by our partners may similarly weaken as a result of such downturn. Numerous companies engaged in the provision of goods and services online have recently encountered significantly reduced revenues, lay-offs of personnel and often bankruptcy and/or liquidation. The occurrence or continuation of such a general national economic downturn and any of the resulting effects, including those above, is likely to materially adversely affect our business and results of operations.

WE MAY NOT SUCCESSFULLY INTEGRATE AND MANAGE THE COMMERCE DIVISION OF INKTOMI AND INTENDED BENEFITS OF THE ACQUISITION MAY NOT BE REALIZED, WHICH COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF SHARES OF OUR COMMON STOCK.

        The completion of the acquisition of the Commerce Division of Inktomi poses risks for our ongoing operations and the value of shares of our common stock, including that:

        - we may fail to successfully integrate the acquired products and services into our business operations;

        - we may incur expenses related to the integration of the Commerce Division into our existing business operations;

        - we may experience difficulties and incur expenses related to the assimilation and retention of Inktomi employees; and

        - whether or not successfully integrated, the acquired assets may not perform as well as we expect.

        We have never acquired or integrated into our business the assets of other companies. If we fail to successfully integrate the acquired assets and/or fail to realize intended benefits of the acquisition due to any of the foregoing reasons, the market price of shares of our common stock could decline.

OUR FUTURE RESULTS AND THE DEMAND FOR OUR SERVICES IS UNCERTAIN, AND WE WILL NOT BECOME PROFITABLE IF OUR SERVICES DO NOT ACHIEVE MARKET ACCEPTANCE.

        We were incorporated in August 1996 and launched our e-centives online direct marketing system in November 1998. We did not charge for our services and did not begin to generate revenues until the third quarter of 1999, and therefore have had only six quarters of financial results reflecting sales of our services. Accordingly, our future results are uncertain and our results to date may not be representative of our future results.

        Since our business is new, we cannot predict the demand for our direct marketing services. Demand for our direct marketing services is dependent upon many factors.

        Factors over which we have some level of control include:

        - the number of consumers, network partners and marketers we can attract to our system;

        -   our ability to compete successfully in our market; and

        - our success in promoting our products and services through our sales, marketing and business development personnel.

        Factors outside our control include:

        - uncertainty about the value and effectiveness of our personalized online direct marketing services;

        - our clients' ability to sell their products and services to the consumers who participate in our system; and

        - the quality, accuracy and utility of the information provided to us that we provide to marketers regarding member demographics, member activity and promotional success.

If our online direct marketing services do not achieve market acceptance, our business will not become profitable.

OUR FINANCIAL RESULTS WILL SUFFER IF OUR MEMBERS DO NOT REGULARLY USE OUR
SYSTEM.

        Our ability to generate revenue depends in part on frequent and regular member activity. During the year ended December 31, 2000, we recognized 75% of our revenue from the delivery of e-centives to members on behalf of marketers and network partners. Delivering e-centives to members by e-mail accounted for approximately 56% of our revenue and delivering e-centives to members' online accounts accounted for approximately 19% of our revenue during this period. In the case of delivering e-centives to members' online accounts, we do not recognize revenue from the sale of e-centives unless our members access their online accounts. If we are unable to increase the frequency with which our members use our system, our ability to generate revenues by the delivery of e-centives to member accounts will be adversely affected and our business will suffer. We currently track our members' interaction with their accounts. During 2000, approximately 4% of the then-current total membership interacted with their accounts at least once a month. In addition, if our members do not visit the web sites of our marketers in response to e-centives, marketers may not continue to use our system.

OUR INABILITY TO MAINTAIN EXISTING AND ESTABLISH NEW RELATIONSHIPS WITH NETWORK PARTNERS OPERATING HIGH-TRAFFIC PORTAL, COMMUNITY AND CONTENT WEB SITES WOULD CAUSE OUR FINANCIAL RESULTS TO SUFFER.

        Our success depends on our ability to establish relationships with and deliver our service through high-traffic portal, community and content web sites, such as Excite.com. We rely on these relationships to increase our membership base and to provide entry points into our system for members. We compensate all of our network partners for members we acquire through their web sites either by paying a fee for new members or by paying a percentage of the revenue we generate from the delivery of e-centives to such new members or both. We pay three of our network partners a fee, typically ranging from USD 0.50 to USD 1.50, for each new member that registers for our service through their web sites. Twelve of our network partners receive a percentage of the net revenue generated by us for the delivery of e-centives to the new members we obtained through their web sites. This percentage is typically between 20% and 50% of net revenue. Three of our network partners receive a combination of both. We pay Excite a per member fee for up to 12 million new members. For each new member over 12 million, we pay Excite a percentage of our net revenue for the delivery of e-centives to those new members. We agreed to pay Excite approximately USD
19.7 million, or USD 1.6 million per quarter, over the term of our agreement. We are dependent on our relationship with Excite because as of March 16, 2001, we have obtained approximately 62% of our new members through its web site, www.excite.com. We expect to spend between USD 8 and USD 10 million in 2001 and between USD 9 and USD 11 million in 2002 on payments to network partners.

        In addition, we are dependent on our relationship with ZDNet for a significant portion of our revenue. Delivering e-mail messages to our members on behalf of ZDNet accounted for approximately 13% of our revenue during the year ended December 31, 2000. Furthermore, we receive 50% of the revenue ZDNet generates from selling access to our system to its merchant and advertising clients. We have also agreed to pay ZDNet 50% of the revenue we generate from the delivery of e-centives to ZDNet members. Our agreement with ZDNet will terminate in August 2001.

        We cannot assure you that we will be able to maintain our existing relationships or enter into additional relationships with new network partners, on favorable terms, if at all. Our agreement with Excite is non-exclusive, except for services substantially similar in functionality as ours, and may be terminated by Excite prior to the expiration of its term if our services are not at least comparable to those of other sources, with regard to any two of the following: content, functionality, personalization and ease of use. If we are unable to maintain our existing relationship with Excite and ZDNet or with our other network partners, or if we fail to establish successful relationships with new network partners, our membership base may not continue to grow in a timely manner, or at all, and our business and financial condition would be adversely affected.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

        The market to provide online direct marketing services is new, intensely competitive and rapidly changing. We expect competition in this market to continue to increase as a result of:

        -   our market's increasing size;

        -   our market opportunity becoming more visible;

        -   minimal barriers to entry; and

        -   industry consolidation.

We compete with companies for the dollars that marketers allocate to their marketing budgets. We compete for these marketing dollars with many online direct marketers in several fields, principally:

        -   e-mail marketers, such as LifeMinders, Inc. and Netcreations;

        -   rewards programs, such as Netcentives and Mypoints; and

        -   coupon providers such as coolsavings.com.

We believe the market for our recently acquired Commerce Engine application to be rapidly evolving and intensely competitive. Some of our current and potential competitors include:

        - other providers of commerce technologies and services such as InfoSpace;

        -   commerce destination sites including Deal Time and mySimon;

        -   commerce wallet providers such as Brodia;

        -   affiliate services including BeFree and Linkshare; and

        - Internet portals and other captive marketplace Web sites, including America Online, Excite@Home and Yahoo!

        We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve primarily as a technology and infrastructure provider and not as a retailer or operator of a search engine, our customers and partners determine many of these factors, and we have little or no control over them.

        All of the companies named above and many of our other existing and potential competitors, have significantly greater financial, technical, marketing and managerial resources than we do. These competitors also generate greater revenue and are better known than we are. As a result, they may compete more effectively than we do and be more responsive to industry and technological change than we are. We also compete for marketing dollars with other online marketing and advertising companies as well as offline direct marketing and promotion companies. We do not know the exact number of existing and potential competitors we have, but we believe the number to be over one hundred.

        Our ability to successfully compete depends on many factors.

        Factors over which we have some level of control include:

        -   success in developing and expanding a membership base;

        - ability to enter into relationships with network partners and marketers;

        -   timely development and marketing of new direct marketing services;
            and

        - ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

        Factors outside our control include:

        - development, introduction and market acceptance of new or enhanced services by our competitors;

        -   changes in pricing policies of our competitors;

        -   entry of new competitors in the market; and

        - ability of marketers to provide simple, cost-effective and reliable promotions.

        The failure to compete successfully would impair our ability to generate revenues and become profitable.

OUR e-centives BRAND MAY NOT ACHIEVE THE LEVEL OF RECOGNITION NECESSARY TO ATTRACT ADDITIONAL MARKETING CLIENTS, WHICH COULD CAUSE OUR FINANCIAL RESULTS TO SUFFER.

        To be successful, we must continue to build and increase market recognition of our corporate brand because our market is competitive with low barriers to entry. We do not advertise to attract visitors to our web site, but rather are attempting to build a brand that marketers and network partners identify with online promotions. We believe that the recognition of the e-centives brand is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers', network partners' and consumers' attention increases. Building recognition of the e-centives brand will require us to expend significant funds on marketing. We currently anticipate spending USD 12 million on marketing over the next twelve months. The outcome of our marketing efforts are hard to predict. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract marketing clients could be harmed which would cause our financial results to suffer.

WE ARE DEPENDENT ON MARKETERS FOR MOST OF OUR REVENUE AND OUR INABILITY TO MAINTAIN EXISTING AND ESTABLISH NEW RELATIONSHIPS WITH MARKETERS WOULD CAUSE OUR FINANCIAL RESULTS TO SUFFER.

        For the year ended December 31, 2000, 56% of our revenue came from marketers and our success depends on our ability to enter into and maintain agreements with marketers. We delivered e-centives for over 190 marketers during 2000. If we do not continue to enter into new agreements with marketers, we may not be able to increase our revenues, which would materially affect our financial condition and results of operations.

OUR INABILITY TO PROVIDE OUR MEMBERS WITH ATTRACTIVE PROMOTIONAL OFFERS FROM MARKETERS COULD HARM OUR FINANCIAL RESULTS.

        We need to continue to attract new marketers to our system in order to continue to provide our members with new offers on products and services. Member loyalty and activity, and the resulting attractiveness of our system to marketers and network partners, depends upon the desirability of the promotions we deliver. We cannot control the quality or attractiveness of promotions our marketers offer. If our marketers choose unpopular or unattractive promotions or we are unable to attract new marketers to our system, we may not be able to maintain or expand our member base. Moreover, if our members are not satisfied with the offers, or with the products or services purchased, their negative experiences might result in decreased usage of our system, which would adversely affect our financial results.

WE MAY REQUIRE ADDITIONAL CAPITAL TO FINANCE GROWTH OF OUR OPERATIONS, AND IF SUCH FUNDS ARE NOT AVAILABLE, WE MAY NOT BE ABLE TO FUND OUR PLANNED EXPANSION OR CONTINUE OPERATIONS.

        We currently anticipate that our existing capital will be sufficient to meet our need for working capital and capital expenditures for at least the next twelve months. Further, we may need to raise additional funds sooner than we expect. For example, we may need additional financing if we:

        -   are unable to increase our revenues as anticipated;

        -   decide to expand faster than planned;

        -   develop new or enhanced services or products ahead of schedule;

        -   need to respond to competitive pressures; or

        -   need to acquire complementary products, businesses or technologies.

        We cannot be certain that additional financing will be available on acceptable terms, or at all. Numerous companies engaged in the provision of goods or services online have recently encountered significant difficulty obtaining funding from the public capital markets as well as through private transactions. If we raise additional capital through the issuance of equity securities, the common stock interest of investors holding shares prior to such issuance would be diluted. In addition, we may raise any necessary additional capital through the issuance of preferred stock, with rights superior to those of the common stock purchased by investors prior to such issuance. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

OUR NETWORK INFRASTRUCTURE, COMPUTING SYSTEMS OR SOFTWARE MAY FAIL OR BE COMPROMISED OR DAMAGED, WHICH COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND REPUTATION.

        The performance of our hardware and software is critical to our business and our ability to attract consumer members, marketers and high-traffic portal, community and content web sites. System failures that cause an interruption in service or a decrease in responsiveness of our transaction processing or data storage capabilities could impair our reputation and the attractiveness of our brand. We have experienced periodic system interruptions, which may occur from time to time in the future. We have experienced approximately 5 disruptions over the past year that lasted more than one hour. The average disruption time for each was approximately 2.25 hours. Each of these disruptions was caused by unique errors in our software code that were all subsequently corrected and did not have a material effect on our business. Any significant increase in the frequency or severity of future disruptions could have an adverse effect on our business.

        The software for our online direct marketing and promotions system is complex and may contain undetected errors or defects, especially when we implement upgrades to our system. Any errors or defects that are discovered after our software is released for use could damage our reputation or result in lost revenues.

        We monitor and test our system and software, and from time to time have identified minor defects. We currently address such defects by rewriting software code and, if possible, replacing portions of our proprietary software with commercially available software components. Any difficulties in implementing this new software may result in greater than expected expense and may cause disruptions to our business.

        Exodus Communications hosts our systems and provides us with communications links. The delivery of our services is substantially dependent on our ability and the ability of Exodus to protect our computer hardware and network infrastructure against damage from, among others:

        -   human error;

        -   fire and flooding;

        -   power loss;

        -   telecommunications failure; and

        -   online or physical sabotage.

        We rely on Exodus for a significant portion of our Internet access as well as monitoring and managing the power and operating environment for our server and networking equipment. Any interruption in these services, or any failure of Exodus to handle higher volumes of Internet use, could result in financial losses or impair our reputation. Further, there can be no assurance that we will be able to continue our relationship with Exodus on acceptable terms, if at all.

OUR SYSTEM CAPACITY NEEDS ARE UNTESTED AND OUR FAILURE TO HANDLE THE GROWTH OF OUR DATABASE MAY DAMAGE OUR BUSINESS OR REQUIRE US TO EXPEND SUBSTANTIAL CAPITAL.

        The capacity of our system has not been tested and we do not yet know the ability of our system to manage substantially larger numbers of users and transactions. A substantial increase in our membership base and a corresponding increase in the number of data records could strain our servers and storage capacity, which could lead to slower response time or system failures. We may not be able to handle our expected user and transaction levels while maintaining satisfactory performance. System failures or slowdowns adversely affect the speed and responsiveness of our transaction processing. These would have a negative impact on the experience for our consumer members and reduce our system's effectiveness. Such an increase could require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data, and could negatively affect our business, results of operations and financial condition. We believe our system's hardware, at peak traffic levels, runs at approximately 50% of capacity. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

        In addition, if our usage of telecommunications capacity increases, we will need to purchase additional networking equipment and rely more heavily on Exodus to maintain adequate data transmission speeds. The availability of these products or services may be limited or their cost may be significant.

OUR BUSINESS COULD SUFFER IF INTERNET USERS REDUCE OR BLOCK OUR ACCESS TO THEIR PERSONAL DATA.

        We collect consumer demographic and purchase preference information from our members and also collect data regarding the categories of offers viewed and offers clicked-on by members. Privacy concerns may cause users to resist signing up for our system, providing us with personal information and allowing us to monitor their usage. If users were to reduce the information voluntarily supplied to us or block our access to their data, our ability to improve our database of consumer information and the value of our service would diminish.

PRIVACY LAWS MAY BE ENACTED OR APPLIED TO US WHICH COULD RESTRICT OUR ABILITY TO DISCLOSE CONSUMER DATA WITH THIRD PARTIES WHICH COULD ADVERSELY EFFECT OUR BUSINESS.

        We currently report aggregate, but not individual, consumer demographic information and purchase preference information to network partners about the members that joined through their service. Marketers only receive aggregate information about our membership for purposes of targeting promotions to members with certain demographic or purchase preference criteria. Growing concern about privacy and the collection, distribution and use of personal information, even in the aggregate, may lead to the enactment and application of federal or state laws or regulations that would restrict our ability to provide customer data to third parties. In addition, several states have proposed legislation that would limit the uses of customer information gathered online. Consequently, any future regulation that would restrict our ability to provide information regarding our members would have a negative impact on our business by restricting our methods of operation or imposing additional costs.

IF WE ARE NOT SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY OUR BUSINESS WILL SUFFER.

        We depend heavily on technology to operate our business. Our success depends on protecting our intellectual property, which is one of our most important assets.

Proprietary Technology

        We have developed proprietary technology including database and interface servers, offer creation and presentation software, and software to enable communication between marketers' e-commerce systems and our system.

Patents

        We have two issued U.S. patents and three pending U.S. patent applications. Our first issued patent is entitled "Electronic couponing method and apparatus" and relates to the method and apparatus for distributing, generating, and redeeming discount coupons, rebate or gift certificates or the like that tracks each coupon using a consumer ID number printed on the coupon. Our second issued patent, which is a continuation-in-part to our first patent, is entitled "Electronic discount couponing method and apparatus for generating an electronic list of coupons." Our pending patent applications seek to protect technology we use or may use in our business. We have no issued foreign patents, but we have two pending foreign patent applications in the European Union. It is possible that no patent will issue from the currently pending patent applications.

Trademarks

        We have registered the e-centives trademark in the U.S. We have filed U.S. trademark registrations for PromoCast, PromoCommerce, and PromoMail, all of which are pending. We have also filed for trademark registration of e-centives in Switzerland. We also claim rights in a number of additional tradenames associated with our business activities.

Internet Domain Names

        We hold rights to various web domain names including "e-centives.com." Regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to or diminish the value of our trademarks and other proprietary rights.

        We have not registered any copyrights in the U.S. or elsewhere related to our software or other technology.

        If we do not adequately protect our intellectual property, our business, financial condition and results of operations would be harmed. Our means of protecting our intellectual property may not be adequate. Unauthorized parties may attempt to copy aspects of our service or to obtain and use information that we regard as proprietary. It is also possible that our patents or any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. If any of our current or future patents are successfully challenged by a third party, we could be deprived of our right to prevent others from using the methods covered by such patents. In addition, competitors may be able to devise methods of competing with our business that are not covered by our patents or other intellectual property. Although, members can access our service over the Internet from anywhere in the world, we currently only have operations in the U.S. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. Our competitors may independently develop similar technology, duplicate our technology or design around any patents that we may obtain or our other intellectual property.

IF WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS OUR BUSINESS AND FINANCIAL RESULTS COULD BE HARMED.

        There has been a substantial amount of litigation in the software and Internet industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future technologies infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management resources, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our ability to operate our business and our financial condition may suffer.

WE ARE, AND WILL CONTINUE TO BE, CONTROLLED BY OUR CO-FOUNDERS, WHICH COULD RESULT IN OUR TAKING ACTIONS OF WHICH YOU DO NOT APPROVE.

        As of March 16, 2001, our co-founders, Messrs. Amjadi, Akhavan and Friedli, owned approximately 47.1% of our outstanding common stock. As a result, they continue to be able to control most matters requiring stockholder approval. Among other things, they are able to elect a majority of the directors and approve significant corporate matters, such as a merger or sale of the business.

WE MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT OF OUR PROMOTIONS AND OUR WEB SITE.

        The online promotions developed by our marketers may not comply with federal, state or local laws governing the content of advertisements and the sale of products and services. We do not control the content of the promotions we deliver. Our role in facilitating these promotions may expose us to liability based on the content of the promotions. We also may face liability if the promotional information in the promotions is defamatory, inaccurate, or infringes on proprietary rights of others. Marketers or our employees may make errors or enter inaccurate information, and we do not proofread or otherwise verify the information contained in the promotions. We may face civil or criminal liability for unlawful advertising or other marketer activities. We could also face claims based on the content that is accessible from our web site through links to other web sites.

        We may not be adequately insured to cover these claims. Any claims could require us to spend significant time and money in litigation, even if we ultimately prevail. In addition, negative publicity caused by these inaccuracies could damage our reputation and diminish our brand.

OUR BUSINESS MAY BE AFFECTED BY SEASONAL FLUCTUATIONS IN DIRECT MARKETING SPENDING AND INTERNET USE WHICH COULD CAUSE OUR OPERATING RESULTS AND STOCK PRICE TO FLUCTUATE WIDELY.

        Our limited operating history and rapid growth make it difficult for us to assess the impact of seasonal factors on our business. We expect seasonal fluctuations will affect our business. We believe that online direct marketing spending will be highest in the fourth quarter of each calendar year due to increased consumer spending during the holiday period, and lowest during the summer months of the third quarter. Because the market for Internet direct marketing services is emerging, we cannot be certain of these seasonal patterns and additional patterns may develop in the future as the market matures. This could cause our operating results and stock price to fluctuate widely.

IF WE DO NOT MANAGE OUR GROWTH, OUR BUSINESS WILL BE HARMED.

        We may not be successful in managing our rapid growth. We have grown from 60 employees on June 30, 1999 to 110 employees on December 31, 2000. We plan to hire 23 sales and marketing personnel and 30 research and development personnel over the next twelve months. Past growth in these areas has placed, and future growth will continue to place, a significant strain on our management and resources, related to the successful integration of personnel. The acquisition and integration of the Commerce Division of Inktomi has and will continue to divert management's attention and place an additional strain on our management and resources.

        To manage the expected growth of our operations, we will need to improve our existing and implement new operational and financial systems, procedures and controls. We will also need to expand our finance, administrative, client services and operations staff and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial condition will suffer if we do not effectively manage our growth.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, OUR BUSINESS AND STOCK PRICE COULD SUFFER.

        Our success depends in large part on the contributions of Kamran Amjadi, our Chairman and Chief Executive Officer and Mehrdad Akhavan, our President and Chief Operating Officer, whose understanding of our services, strategy and relationships would be extremely difficult to duplicate from outside our company. Although we maintain employment agreements with Messrs. Amjadi and Akhavan, we do not have and do not currently plan to enter into employment agreements with any of our other employees. The loss of the services of Messrs. Amjadi and Akhavan or any other key personnel could have a material adverse effect on our business. We do not maintain "key person" life insurance policies.

IF WE ARE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED EMPLOYEES, OUR BUSINESS MAY BE HARMED.

        Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees, particularly additional technical, sales and marketing personnel. We face intense competition in hiring and retaining personnel from a number of sectors, including technology and Internet companies. Many of these companies have greater financial resources than we have to attract and retain qualified personnel. We have occasionally encountered and expect to continue to encounter difficulties in hiring and retaining highly skilled employees, particularly qualified software developers and engineers. We seek developers and engineers who have experience with the newest software development tools and Internet technologies. We may be unable to retain our highly skilled employees or identify, attract, assimilate or retain other highly qualified employees in the future, which may in turn harm our business.

WE HAVE A SIGNIFICANT AMOUNT OF STOCK-BASED COMPENSATION EXPENSE RELATING TO STOCK OPTION GRANTS WHICH WILL DECREASE EARNINGS OVER THE NEXT FOUR YEARS.

        Stock-based compensation represents an expense associated with the recognition of the difference between the fair market value of common stock at the time of an option grant and the option exercise price. Stock compensation is amortized over the vesting period of the options, generally four years. For the year ended December 31, 2000, the charge relating to stock option grants was USD 1,713,649. We estimate the charge relating to stock option grants will be USD 1,400,000, USD 1,400,000, USD 1,400,000 and USD 500,000 in 2001, 2002, 2003, and
2004 respectively. These charges will dilute earnings for those years and may have a negative impact on our stock price.

                          RISKS RELATED TO OUR INDUSTRY


THE DEMAND FOR INTERNET DIRECT MARKETING SERVICES IS UNCERTAIN.

        The market for online direct marketing has only recently begun to develop. Most businesses have little or no experience using the Internet for direct marketing and promotion. As a result, many businesses have allocated only a limited portion of their marketing budgets to online direct marketing. In addition, companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. We cannot predict the amount of direct marketing spending on the Internet in general, or demand for our targeted direct marketing services in particular. The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect.

MANY OF OUR CLIENTS ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT RISKS.

        Most of our marketer clients are Internet companies, many of which have significant losses, negative cash flow and limited access to capital. Many of these companies represent credit risks and could fail. Any financial difficulties of our clients may result in difficulties in our ability to collect accounts receivable or lower than expected sales of our products and services. If our Internet clients continue to have financial difficulties or if such difficulties worsen, our financial results would suffer. In addition, we have experienced decreased sales of our products due to the general economic slowdown which has particularly impacted the Internet and technology sector.

            ADDITIONAL RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK, LIKE THE MARKET PRICES OF STOCKS OF OTHER INTERNET-RELATED COMPANIES, MAY FLUCTUATE WIDELY AND RAPIDLY.

        The market price of our common stock, like the market prices of stocks of other Internet-related companies, may fluctuate widely and rapidly. The market price and trading volume of our common stock since our initial public offering on October 3, 2000 has been and may continue to be highly volatile. Factors such as variations in our revenue, earnings and cash flow and announcements of new service offerings, technological innovations, strategic alliances and/or acquisitions involving competitors or price reductions by us, our competitors or providers of alternative services could cause the market price of our common stock to fluctuate substantially. Additionally, broad market fluctuations, including fluctuations of the SWX New Market of the SWX Swiss Exchange, which result in changes to the market prices of the stocks of many companies but are not directly related to the operating performance of those companies, could also adversely affect the market price of our common stock.

THE LISTING OF OUR SHARES ON THE SWX NEW MARKET OF THE SWX SWISS EXCHANGE MAY LIMIT OUR ABILITY TO RAISE CAPITAL AND COULD ADVERSELY AFFECT OUR STOCK PRICE.

        We are the first U.S. company to list solely on the SWX Swiss Exchange. We are not listed on any U.S. exchange. Because we are the first U.S. company to do this, we are uncertain what effect, if any, our listing on only the SWX New Market of the SWX Exchange will have upon our ability to raise additional financing in the U.S. capital markets. If the listing of our shares solely on the SWX New Market of the SWX Swiss Exchange is received by investors with uncertainty, the listing may discourage potential investors and could hinder our ability to raise necessary financing on acceptable terms. In addition, after the expiration of the various lock-up periods

]entered into by our current stockholders in connection with our initial public offering, all of the shares of our common stock will be eligible for trading on the SWX New Market. If a significant amount of such shares are offered for sale on the SWX New Market after the lock-up periods expire, it could decrease our stock price.


ITEM 2 - PROPERTIES

        We do not currently own any real estate. Our headquarters and principal administrative, finance, legal, sales and marketing operations are located in approximately 47,000 square feet of leased office space in Bethesda, Maryland, a suburb of Washington, D.C. Our lease is for a term of five years and expires in September 2005. Our rent expense under this lease is approximately USD 132,000 per month. We also maintain offices in Denver, Colorado and New York, New York. As a result of the Commerce Division acquisition, we entered into a lease for approximately 30,724 square feet of office space in Redwood City, California for a term of 9 years at a rent of USD 132,236 per month. We expect that we will need additional space as we expand our business and believe that we will be able to obtain space as needed.

ITEM 3 - LEGAL PROCEEDINGS

        In August 1998, coolsavings.com, Inc., an online coupon provider, filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of Illinois. In its complaint, coolsavings.com alleges that we have infringed and are infringing a patent held by coolsavings.com entitled "Interactive Marketing Network and Process Using Electronic Certificates." The patent is described in its abstract as a "data processing system issuing electronic certificates through 'online' networks of personal computers, televisions or other devices with video monitors or telephones." The patent involved in this litigation relates to a data processing system used to issue electronic certificates online.

        In April 1999, we filed a patent infringement lawsuit against coolsavings.com in the U.S. District Court for the District of Maryland. In our complaint, we allege that coolsavings.com is infringing a patent held by us, U.S. Patent No. 5,710,886. Our patent, entitled "Electronic Couponing Method and Apparatus" is described in its abstract as a "method and apparatus for distributing, generating, and redeeming discount coupons, rebate or gift certificates or the like that tracks each coupon using a consumer ID number printed on the coupon."

        In March 2000, we filed an additional patent infringement lawsuit against coolsavings.com in the U.S. District Court for the District of Maryland. In our complaint, we alleged that coolsavings.com is infringing our U.S. Patent No. 6,035,280. Our patent, entitled "Electronic Discount Couponing Method and Apparatus For Generating an Electronic List of Coupons" is described in its abstract as a "method and apparatus for distributing, generating, and redeeming discount Virtual Coupons, rebate or gift certificates or the like which may be used in conjunction with a frequency card program or the like." This litigation was consolidated into the litigation filed in April 1999.

        On September 29, 2000, we settled all of the patent infringement litigation matters between us and coolsavings.com. The terms of the settlement provide for a cross-license between us and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we agreed to make payments of up to USD 1.35 million to coolsavings as follows:

        - USD 650,000 which was paid to coolsavings at the signing of the settlement documents;

        - USD 250,000 if coolsavings prevails in a motion for summary judgment in a separate litigation between coolsavings and Catalina Marketing Corporation involving the coolsavings' patent currently in dispute; and

        - up to USD 450,000 if and to the extent the coolsavings' patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.

        We are not a party to any material legal proceeding, arbitration or administrative procedure.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                e-centives, INC.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

A.      MARKET INFORMATION

        There is no established public trading market for our common stock in the United States. Since our initial public offering on October 3, 2000, our common stock has traded on the SWX New Market of the SWX Swiss Exchange under the symbol "ECEN." The following table reflects the high and low sales prices, in Swiss Francs and U.S. Dollars, reported on the SWX New Market of the SWX Swiss Exchange for each quarter listed. The amounts listed in U.S. Dollars reflect the relevant exchange rate as of the date of such high or low price.

                            PERIOD                           SWISS FRANCS           US DOLLARS
                            ------                           ------------           -----------

                                                           HIGH        LOW        HIGH       LOW
                                                           ----        ---        ----       ----
        Quarter ended December 31, 2000                 CHF 21.80   CHF 11.75   USD 12.46  USD 7.04

        January 1, 2001 to March 16, 2001               CHF 15.25    CHF 8.70   USD 9.35   USD 5.15

B.      RECENT SALES OF UNREGISTERED SECURITIES

        The information presented below does not reflect the conversion of our preferred stock into common stock upon the closing of our initial public offering on October 10, 2000:

        (a) In February 2000, we sold 2,328,434 shares of our Series C convertible preferred stock to the following accredited investors in the following amounts at USD 10.20 per share for an aggregate consideration of USD
23.75 million:

                                                                       NUMBER OF
                                              NAME                      SHARES
                           -----------------------------------------  ----------
                           Venturetec, Inc...........................  196,080
                           Peter Friedli.............................   49,608
                           Spring Technology Corp....................   49,020
                           Swissfirst AG.............................   24,509
                           Power Equity AG...........................   24,705
                           World Communications Development AG.......   48,235
                           BG Investments Ltd........................   98,039
                           Thirty-Five East Partners (One) LLC.......  196,079
                           Excite, Inc...............................  367,648
                           Seligman Communications and Information
                           Fund, Inc.................................   98,039
                           Seligman New Technologies Fund, Inc.......  542,157
                           Seligman Investment Opportunities Fund --
                           NTV Portfolio.............................  144,118
                           Moore Global Investments, Ltd.............  196,079
                           Remington Investment Strategies, LP.......   49,019
                           Moore Technology Venture Fund, LP II......  245,099

In connection with this transaction we granted our placement agent, Deutsche Banc Alex. Brown, a warrant to purchase 119,485 shares of common stock at a price of USD 10.20 per share. These securities were issued without registration under the Securities Act in reliance upon exemptions from registration under
Section 4(2) thereof and Regulations D and S thereunder.

        (b) During the year ended December 31, 2000, we granted options to purchase a total of 1,570,064 shares of common stock under our stock incentive plan to certain of our employees and directors. During that period, 14 optionees exercised options to purchase 65,625 shares of common stock, and options to purchase 440,625 shares of common stock were forfeited by employees leaving the company. These securities were issued without registration under the Securities Act in reliance upon an exemption from registration under Securities Act Rule 701.

        None of the foregoing transactions was effected with an underwriter.

C.      HOLDERS

        The number of holders of our common stock as of March 16, 2001 was in excess of 80 record and beneficial owners.

D.      DIVIDENDS

        We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see our "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" section below.

        The declaration of dividends is within the discretion of our board of directors and subject to limitations set forth in the Delaware General Corporation Law. Our certificate of incorporation provides that if dividends are paid, they must be paid equally on each share of outstanding common stock. Payment of any dividends on our common stock is subject to the rights of any preferred stock then outstanding.

E.  USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

        Our registration statement on Form S-1 (Registration No. 333-42574) for our public offering of 3,700,000 shares of Common Stock, par value USD 0.01, became effective on October 3, 2000. All 3,700,000 shares were sold upon completion of the public offering for gross proceeds of approximately
USD 40.5 million at an offering price of 19 Swiss Francs (or approximately USD 10.95) per share. Swissfirst Bank AG and Pictet & Cie. acted as managing underwriters for the offering. Underwriting discounts and commissions for the shares sold in the public offering totaled approximately USD 2.8 million. In addition, in connection with the offering, we paid an estimated USD 782,000 in expenses. After deducting underwriting discounts and commissions and other expenses, we received approximately USD 36.7 million in proceeds from the offering. All of our shares of preferred stock automatically converted into shares of Common Stock on a 1-for-1 basis on the closing of the offering. As of March 16, 2001, we have spent approximately USD 5.3 million of the proceeds of the offering on advertising and marketing efforts to improve the recognition of our e-centives brand, USD 3.2 million for payments to our network partners for the acquisition of new members and USD 1.1 million for capital expenditures and expenses associated with improving our system.

ITEM 6 - SELECTED FINANCIAL INFORMATION

                             SELECTED FINANCIAL DATA
                (IN U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

        You should read the selected financial data shown below together with our financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report. Our statements of operations data for each of the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000, are derived from our audited financial statements included elsewhere in this annual report. Our statement of operations data for the period from August 2, 1996 (inception) through December 31, 1996 and for the year ended December 31, 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our audited financial statements not included in this annual report.



                                        PERIOD FROM
                                       AUGUST 2, 1996
                                         (DATE OF
                                        INCEPTION)
                                          THROUGH            YEAR ENDED DECEMBER 31,
                                       DECEMBER 31,          -----------------------
                                           1996       1997       1998       1999       2000
                                       ----------- ---------- ---------- ---------- ----------
        STATEMENT OF OPERATIONS
          DATA:
        Revenue......................  $       --  $      --  $      --  $      740 $   10,230
        Cost of revenue..............          --         --         --       1,027      2,208
                                       ----------  ---------- ---------  ---------- ----------
          Gross profit (loss)........          --         --         --        (287)     8,022
        Product development,
          exclusive of stock-based
          compensation...............          17        814      1,160       2,427      2,873
        General and administrative,
          exclusive of stock-based
          compensation...............         159        753      1,237       4,083      8,765
        Sales and marketing,
          exclusive of stock-based
          compensation................         25      1,105      2,480       7,890     19,006
        Network partner fees..........         --         --         --         730      6,354
        Stock-based compensation:
          Product development.........         --         --         --         283        822
          General and
            administrative............         --         --         --         297        333
          Sales and marketing ........         --         --         --         475        558
                                       ----------  ---------  ---------  ---------- ----------
        Loss from operations .........       (201)    (2,672)    (4,877)    (16,472)   (30,689)
        Interest income, net. ........          4        187        310         268        694
        Other income..................         --         --         --          34         50
                                       ----------  ---------  ---------  ---------- ----------
          Loss before income
            taxes.....................       (197)    (2,485)    (4,567)    (16,170)   (29,945)
        Income taxes..................         --         --         --          --         --
                                       ----------  ---------  ---------  ---------- ----------
        Net loss......................       (197)    (2,485)    (4,567)    (16,170)   (29,945)
        Preferred stock dividend
          requirements and accretion
          of convertible redeemable
          preferred stock.............         --       (180)      (383)       (383)      (552)
                                       ----------  ---------  ---------  ---------- ----------
        Net loss applicable to
          common stockholders ........ $     (197) $  (2,665) $  (4,950) $  (16,553)$  (30,497)
                                       ==========  =========  =========  ========== ==========
        Basic and diluted loss per
          common share................ $    (0.07) $   (0.56) $   (1.02) $    (3.40)$    (4.09)
        Shares used to compute basic
          and diluted net loss per
          common share................  2,881,053  4,726,882  4,860,000   4,869,601  7,460,272


                                                               AS OF DECEMBER 31,
                                                               ------------------
                                                    1996     1997      1998     1999      2000
                                                  -------- --------  -------- -------- -------
                    BALANCE SHEET DATA:
                    Cash and cash equivalents...     521    7,084     2,377      427    27,062
                    Working capital.............     465    6,916     2,117      872    26,528
                    Total assets................   5,172    7,390     3,031    5,490    36,377
                    Deferred revenue............      --       --        --      791       904
                    Stockholders' equity........     528    7,154     2,587      995    30,834

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and the notes to those financial statements elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with our expansion plans and other factors discussed under "Risk Factors" and elsewhere in this annual report.

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

        We launched our e-centives service in November 1998. Between November 1998 and June 1999, while we were introducing our service, we allowed marketers to use our system at no charge. We began generating revenue in the third quarter of 1999 with 100% of the revenue in 1999 generated from the delivery of e-centives to members on behalf of marketers and network partners. For the year ended December 31, 2000 we generated 75% of our revenue from the delivery of e-centives to members on behalf of marketers and network partners, 3% from the purchase of services on a performance contract basis, 13% from the delivery of e-mails for ZDNet and 9% from the purchase of e-centives by Excite for the purpose of resale.

        We typically enter into contracts for the delivery of our service on behalf of marketers and our network partners. We deliver e-centives through our suite of services, which is principally comprised of PromoCast, PromoCommerce, and PromoMail. We also offer services on a performance contract basis. During the year ended December 31, 2000, we generated 16% of our revenue from PromoCast, 3% from PromoCommerce, 56% from PromoMail, 3% from the purchase of services on a performance contract basis, 13% from the delivery of e-mails for ZDNet, and 9% from the purchase of e-centives by Excite for the purpose of resale. In 1999, we derived 23% of our revenue from PromoCast, 8% from PromoCommerce and 69% from PromoMail.

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

        Our PromoCommerce service consists of several components including a PromoCast package, perpetual software license and maintenance on such software. Because we are not able to separate the fair value of the various components, revenue related to the incorporated PromoCast package is recognized ratably over the term of the contract. The software components enable the subscribing merchant's site to recognize our members when they enter and automatically detect, highlight and apply relevant e-centives during the shopping and purchase process. The maintenance component provides subscribing marketers with product updates and telephone support services. Our customer support contracts typically have a one-year term, and revenue is recognized ratably over the term of the contract.

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

        We currently do not guarantee the delivery of the specific number of e-centives that the marketer purchases under these contracts. Under these contracts, if there are any remaining e-centives not used by the marketer at the end of the contract period, those unused e-centives are forfeited.

        When marketers purchase services on a performance contract basis, e-centives are delivered by the same methods as in the PromoCast or PromoMail services, but revenue is based solely on the performance of the e-centives. We earn a contractually specified amount based on the number of members who click on the offer or the amount of sales the offer generates. Revenue is recognized upon the click-through or upon notification by the marketer of the number of applicable sales.

        We also provide consulting services to marketers, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided. To date, we have recognized an insignificant amount of revenue from consulting services.

        We operate a co-branded direct marketing system for ZDNet. ZDNet sells access to our direct marketing system to its advertising clients for a fee. We receive 50% of these fees which we recognize as revenue at the end of each month upon communication of the amount by ZDNet. For the year ended December 31, 2000, we generated approximately 3% of our revenue from these fees. In March 2000, we also began delivering e-mails to promote the complimentary services of ZDNet under an addendum to our agreement which expires in August 2001. ZDNet agreed to pay us approximately USD 167,000 per month to deliver e-mails which contain content supplied by ZDNet. We recognize revenue upon delivery of the e-mails. For the year ended December 31, 2000, we generated approximately 13% of our revenue from the delivery of e-mails for ZDNet. We also purchased banner advertisements from ZDNet to promote our co-branded service on its web site from March 2000 through October 2000 for USD 1.3 million. We have no obligation to purchase these banner advertisements and may cancel at any time. See "Business - Network Partners" for a discussion of our agreement with ZDNet.

        In February 2000, we entered into an agreement with one of our other network partners, Excite, under which Excite agreed to purchase a minimum number of e-centives which would cost Excite at least USD 3.75 million over three years. At the beginning of each quarter, Excite is contractually obligated to purchase USD 312,500 worth of e-centives. For those e-centives resold by Excite, we recognize revenue upon the expiration date of each delivered offer. If Excite does not sell the e-centives within six months of purchase, they are forfeited and the value of the unsold e-centives will be recognized as revenue. For the year ended December 31, 2000, we generated approximately 9% of our revenue from Excite's purchases under this agreement. Excite has also agreed to provide us with at least 12 million new members during the term of our agreement for which we shall pay Excite a per member fee of up to approximately USD 19.65 million over the term of the agreement in quarterly payments of USD 1.6 million. If Excite does not provide us with 12 million new members over the term, we are entitled to a refund for users not provided. We are currently dependent on Excite for new members and expect this trend to continue. As of March 16, 2001, approximately 62% of our membership has come from Excite. See "Business -- Network Partners" for a discussion of our agreements with Excite.

        On December 21, 2000, Excite agreed to amend our existing agreement to change the expiration dates for the e-centives purchased by Excite from six months after the end of the quarter in which such e-centives were purchased to the last day of the quarter in which such e-centives were purchased. Since we recognize revenue upon the resale or expiration of e-centives under this agreement, this amendment had the effect of allowing us to recognize USD 625,000 in additional revenue in 2000 that otherwise would have been recognized in 2001.

        A significant portion of our revenue is derived from network partners and other customers from whom we purchase goods and services. For example, Uproar pays us to deliver e-mails to its membership base and we purchase banner advertisements from them. Additionally, Excite purchases e-centives from us and we pay Excite for members we acquire through Excite's web site. If we stopped purchasing goods or services from any of our network partners or customers, they may discontinue purchasing our products and services which could have an adverse affect on our revenue.

        Since we are often paid part or all of our services up front, but recognize revenue upon delivery of e-centives over the contract term and expiration of the associated promotion, we have, and expect to continue to have, a deferred revenue liability on our balance sheet.

RECENT DEVELOPMENTS

        On March 28, 2001, we completed the acquisition of the Commerce Division of Inktomi Corporation, a California-based Internet search infrastructure provider, by exchanging 2,551,700 shares of our common stock, or 14.4% of our outstanding common stock after the acquisition, for the assets of the Commerce Division. We also assumed the liabilities associated with those assets. We incurred acquisition costs of approximately USD 350,000 in connection with this transaction. The acquisition was accounted for under the purchase method of accounting. Of the 2,551,700 shares issued to Inktomi in the acquisition, 382,755 were placed into escrow and will be released upon the achievement of revenue and performance targets for the acquired business at the end of twelve and eighteen months following the closing. If such performance and revenue criteria are not achieved for such periods, then all of the escrowed shares will be returned to us. As part of the purchase price we also issued a warrant to purchase an additional 1,860,577 shares upon the achievement of additional revenue targets at the end of twelve months following the closing. Our expenses will significantly increase as a result of this acquisition due to additional expenses resulting from the hiring of 70 new employees and an additional rent expense of USD 132,236 per month due to the lease of office space in Redwood Shores, California.

        There has been a recent slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies. Many retail Internet companies are having difficulties raising capital, borrowing money and otherwise funding their operating losses. Most of our marketer clients are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital. These marketer clients are experiencing even greater cash flow problems due to this slowdown. Therefore, many of our marketer clients could fail. As a result of the difficulties of some of our marketer clients, we have had to expend additional effort to collect our accounts receivable, and in certain cases have had to settle for less than the total amount owed. In the year ended December 31, 2000, we incurred charges related to an increase of USD 224,891 in our provision for doubtful accounts from 1999. While we believe that our allowance for doubtful accounts as of December 31, 2000 is adequate to cover any difficulties with the collection of our accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

        In light of the recent turmoil in the Internet retail sector, many advertisers are tightening their marketing budgets, which may affect our sales in upcoming quarters. While our revenues increased for the year ended 2000 compared to the year ended 1999, we may face additional challenges in the year 2001 due to the Internet slowdown. We expect that this trend will continue for the near future. We plan to continue to expand our business to include additional products and services so as to grow our business over the near term.

        We also plan to seek additional strategic acquisition opportunities that will support our business through the addition of new products and services that we can sell to our existing client base. Further, we plan to pursue acquisitions that would enable us to expand our client base in a broad range of markets including portals, destination sites, retailers, banks, credit card services, insurance providers, telecommunications providers, and wireless portals.

RESULTS OF OPERATIONS

        The following presents our financial position and results of operation as of and for the year ended December 31, 2000. Since then, we have continued to incur substantial losses. We expect to continue to incur losses for the foreseeable future as we continue to promote, develop and deploy our system. We expect our expenses to increase in absolute dollars in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

Years ended December 31, 2000 and 1999.

        Revenue. Revenue for the year ended December 31, 2000 was USD 10,230,000. Our revenue for the year ended December 31, 1999 was USD 740,000. We attribute the increase primarily to the expansion of our operations and to the fact that we did not begin to charge for our services until the second half of 1999. We forged several new strategic alliances with network partners during 2000. Contracts we entered into with ZDNet, Excite, Uproar and LifeMinders, Inc. contributed approximately 48% of the increase in revenue from 1999 to 2000.

        Cost of Revenue. Cost of revenue represents expenses related to providing online promotions for our marketers, including a portion of the salaries, benefits and related expenses of our client services, network operations and technical services personnel as well as revenue sharing payments to network partners. Cost of revenue increased by USD 1,180,000 to USD 2,208,000 in the year ended December 31, 2000 compared to USD 1,028,000 in the year ended December 31, 1999. We attribute this increase primarily to the additional salaries resulting from an increase in the number of personnel.

        Product Development. Product development costs include expenses we incur for research, design and development of our proprietary online promotion technology. We expense product development costs as we incur them. Product development expenses increased by USD 446,000 to USD 2,873,000 in the year ended December 31, 2000, compared to USD 2,427,000 in the year ended December 31, 1999. The majority of this increase resulted from increased product development personnel costs associated with the development of our online direct marketing system, including its infrastructure and computer software. We expect these costs to increase in absolute dollars in 2001 compared to 2000. We expect to incur approximately USD 10 million in product development expenses in 2001.

        General and Administrative. General and administrative expenses consist of salaries for executive and selected senior management, finance and administrative personnel and associated employee benefits, facilities costs, computer and office equipment operating leases, training, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by USD 4,682,000 to USD 8,765,000 in the year ended December 31, 2000, compared to USD 4,083,000 in the year ended December 31, 1999. This increase resulted principally from an increase of USD 1,295,000 from the increase in the number of general and administrative personnel and includes increases of USD 558,000 from increased legal costs and USD 598,000 from increased rent for additional office space. In addition, we have experienced increased depreciation of fixed assets of USD 673,000 for the year ended December 31, 2000 in connection with our increased capital expenditures for computer equipment. Further, the increase in general and administrative expenses for the year ended December 31, 2000 includes a USD 650,000 payment to coolsavings.com as part of the settlement of certain patent litigation. We expect these costs to increase in absolute dollars in 2001 compared to 2000. We expect to incur approximately USD 14 million in general and administrative expenses in 2001.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, associated benefits and travel expenses for our sales and marketing personnel and promotional expenses. Sales and marketing expenses increased by USD 11.1 million to USD 19.0 million in the year ended December 31, 2000, compared to USD 7.9 million in the year ended December 31, 1999. We attribute this increase mainly to increased marketing expenditures of USD 15.1 million targeted at attracting more marketers and network partners to our direct marketing system. We expect these costs to increase in absolute dollars in 2001 compared to 2000. We expect to incur approximately USD 21.5 million in sales and marketing expenses in 2001.

        Network Partner Fees. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees increased by USD 5,623,000 to USD 6,354,000 in the year ended December 31, 2000, compared to USD 731,000 in the year ended December 31, 1999. We attribute this increase mainly to the payments made to Excite. We expect these costs to increase in absolute dollars in 2001 compared to 2000. We expect to incur approximately USD 8 million in network partner fees in 2001.

        Stock-based compensation. Stock-based compensation expenses consist of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses increased by USD 660,000 to USD 1,714,000 in the year ended December 31, 2000, compared to USD 1,054,000 for the year ended December 31, 1999. The increase resulted principally from additional options granted to employees at exercise prices less than fair market value. We expect to incur approximately USD 1.4 million in stock-based compensation expenses in 2001.

        Interest income, net. Interest income, net consists of income on our cash balances less interest expense on long-term debt. Net interest income increased by USD 425,000 to USD 693,000 in the year ended December 31, 2000, compared to USD 268,000 for the year ended December 31, 1999. This fluctuation was due to an increase in interest income resulting from an increase in cash balances from the Series C funding and the IPO.

        Net Loss. Net loss increased by USD 13.7 million to USD 29.9 million in the year ended December 31, 2000, compared to USD 16.2 million for the year ended December 31, 1999. The increase is primarily attributed to the increase in operating costs of USD 22.5 million to USD 38.7 million in the year ended December 31, 2000, compared to USD 16.2 million for the year ended December 31, 1999.

Years ended December 31, 1999 and 1998.

        Revenue. We generated USD 740,000 in revenue in 1999. We did not generate revenue in 1998 because we were a development stage entity devoting substantially all of our efforts to develop and market our direct marketing infrastructure.

        Cost of Revenue. We incurred USD 1,028,000 in cost of revenue expenses in 1999. As a development stage company, we incurred no cost of revenue expenses in 1998.

        Product Development. Product development expenses were USD 2,427,000 and USD 1,161,000 in 1999 and 1998, respectively. We attribute USD 1.2 million of the 1999 increase to product development personnel costs associated with the development of our online direct marketing system, including its infrastructure and computer software.

        General and Administrative. General and administrative expenses were USD 4,083,000 and USD 1,237,000 in 1999 and 1998, respectively. We attribute USD 440,000 of the 1999 increase to additional personnel in the general and administrative area, USD 730,000 of the 1999 increase to higher legal costs and USD 180,000 of the 1999 increase for rent for increased office space. In addition, USD 250,000 of the 1999 increase resulted from increased depreciation of fixed assets in connection with our increased capital expenditures for computer equipment and USD 750,000 of the 1999 increase was caused by the amortization of a patent that was purchased in 1999.

        Sales and Marketing. Sales and marketing expenses were USD 7,890,000 and USD 2,480,000 in 1999 and 1998, respectively. We attribute USD 1,630,000 of the 1999 increase to increases in the number of direct sales personnel and USD 2.5 million for 1999 to increased marketing expenditures targeted at attracting more marketers to our direct marketing system.

        Network Partner Fees. Network partner fees were USD 731,000 in 1999. We incurred no network partner fees in 1998.

        Stock-based compensation. Stock-based compensation expenses were USD 1,054,000 in 1999. We incurred no stock-based compensation expenses in 1998.

        Interest income, net. Interest income, net was USD 268,000 and USD 310,000 in 1999 and 1998, respectively. The decrease from 1998 to 1999 was due to a decrease in cash balances as funds were used to meet operating expenses.

        Net Loss. Net loss was USD 16.2 million and USD 4.6 million in 1999 and 1998, respectively. The increase from 1998 to 1999 is primarily attributed to the increase in operating costs of USD 11.3 million to USD 16.2 million in the year ended December 31, 1999, compared to USD 4.9 million for the year ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, issuance of convertible debt and our initial public offering, through which we raised net proceeds of USD 82,497,287 through December 31, 2000. As of December 31, 2000, cash and cash equivalents and short-term investments totaled USD 27,719,515.

        Our last private offering was completed in February 2000, in which we issued 2,328,434 shares of our Series C convertible preferred stock with approximate total gross proceeds of USD 23,800,000. On October 3, 2000, we completed an initial public offering in Switzerland of shares of our common stock which are listed on the SWX New Market Segment of the SWX Swiss Exchange (the "Swiss IPO"). After deducting expenses and underwriting discounts, we received approximately USD 36.7 million in proceeds from this transaction. All of our shares of preferred stock converted automatically on the closing of the Swiss IPO.

        Cash used in operating activities was USD 4,299,091, USD 12,904,109 and USD 27,589,831 for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, increases in accounts receivable and prepaid expenses due to increased operations.

        Cash used in investing activities was USD 407,744, USD 4,570,697 and USD 3,081,390 for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash used for investing activities in each period primarily reflects purchases of computer equipment. Cash used in investing activities for the year ended December 31, 1999 was also impacted by the USD 3.0 million purchase of a patent.

        Cash provided by financing activities was USD 15,524,688 for the year ended December 31, 1999 and USD 57,306,475 for the year ended December 31, 2000. Cash provided by financing activities for the year ended December 31, 2000 was impacted by the USD 36.7 million in proceeds from the Swiss IPO and USD 20.5 million from private sales of our convertible preferred stock. Cash provided by financing activities for the year ended December 31, 1999 was impacted by USD
13.5 million from private sales of our convertible preferred stock. There was no cash provided by financing activities for the year ended December 31, 1998.

        We expect to expand our operations through continued capital investment. We are not currently generating sufficient cash flows from operations to support our current operating and capital requirements. We believe current working capital is sufficient to continue operations through 2001. However, we may need to raise additional funds sooner to fund our planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business.

        In addition, pursuant to an agreement with the SWX Swiss Exchange, we have agreed not to issue our shares in capital raising transactions until April 10, 2001 (six months from completion of the Swiss IPO). We may conduct a U.S. offering after the expiration of the lock-up period depending on market conditions and our need for capital at the time. The timing of such an offering in the U.S. cannot be determined at the present time. We are not party to any arrangement or understanding under which an offering would be triggered automatically in the event of an increase in our share price.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting For Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS 133. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS 133 and SFAS 138 are effective for all fiscal quarters of all fiscal years beginning after 2000. We will adopt SFAS 133 and SFAS 138 on January 1, 2001. We do not expect the adoption of these standards will have a material impact on our financial condition, results of operations or cash flows.


        In May 2000, the Emerging Issues Task Force released Issue No. 00-2, Accounting for Web Site Development Costs. EITF 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The adoption of EITF 00-2 did not have a material impact on our financial condition, results of operations or cash flows.

        In December 1999, the SEC issued Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition in Financial Statements, which provides additional guidance in applying generally accepted accounting principles for revenue recognition. We believe our revenue recognition policy is in compliance with SAB 101.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To date, we do not have any derivative financial instruments and do not plan to use any derivatives in our investment portfolio. We invest our cash in short-term, interest-bearing, investment-grade securities. We believe that our exposure to interest rate risk is not material to our results of operations.

        We do not believe that we have any material exposure to any foreign currency exchange rate risk.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data of the Company required by this item are attached as pages F-1 to F-16 and are listed under Item 14(A)(1) and (2).


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                e-centives, INC.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table presents information about each of our executive officers, key employees and directors.

                                   NAME                       AGE  POSITION(s) WITH COMPANY
                         ---------------------                ---  ---------------------------
                          Kamran Amjadi..............          37  Chairman and Chief Executive Officer
                          Mehrdad Akhavan............          37  President, Chief Operating Officer,
                                                                   Secretary and Director
                          Lawrence Brand.............          46  Senior Vice President of Sales and
                                                                   Business Development
                          Homayoon Tajalli...........          41  Senior Vice President of
                                                                   Products and Engineering
                          Jason Karp.................          32  Vice President and General
                                                                   Counsel and Assistant Secretary
                          Barbara Barclay............          36  Vice President of Client Services
                          Ira Becker..........                 32  Vice President of Strategic Alliances
                          Sandra Keeling-Wainwright..          47  Vice President of Marketing
                          Peter Friedli..............          46  Director
                          James Caccavo..............          38  Director


        Kamran Amjadi has served as our Chairman and Chief Executive Officer since he co-founded our business in August 1996. From September 1990 until August 1996, Mr. Amjadi was the Executive Vice President and Director of United States Operations for MP Technologies, a software company. From July 1986 until August 1990, Mr. Amjadi was a software engineer with the Hewlett-Packard Corporation.

        Mehrdad Akhavan has served as our President and Chief Operating Officer since October 1999, having served as our Executive Vice President and Secretary since he co-founded our business in August 1996. Mr. Akhavan was elected to our board of directors in October 1996. From November 1994 until August 1996, Mr. Akhavan was President of TechTreK, a children's computer entertainment and education center. From January 1991 until November 1994, Mr. Akhavan was President of Trident Software, a company he co-founded, which digitized works of art.

        Lawrence Brand joined us in November 1997 as our Vice President of Sales. He became our Senior Vice President of Sales and Business Development in November 1999. From September 1990 until April 1997, Mr. Brand was the Executive Vice President and General Manager of InterBase Software, a division of Borland International, a developer of application, tools and relational databases. From July 1984 until February 1990, Mr. Brand held various positions with Oracle Corporation, serving most recently as National Director of Financial Services.

        Homayoon Tajalli was recently promoted to be our Senior Vice President of Products and Engineering, having served as our Vice President of Engineering since October 1999. Mr. Tajalli held various positions with Trusted Information Systems from October 1987 until June 1999, and served most recently as Executive Vice President. Prior to Trusted Information Systems, Mr. Tajalli held various management positions at Digital Equipment Corporation from 1983 until 1987.

        Jason Karp joined us as our Vice President and General Counsel in March 2000. From July 1998 to March 2000, Mr. Karp held several positions with Net2000 Communications, Inc., an integrated provider of local, long distance, data and internet access services, and served most recently as Assistant Vice President of Legal and Regulatory Affairs. From October 1996 to June 1998, Mr. Karp held several management positions with MCI Communications. From December 1994 to September 1996, Mr. Karp was a senior attorney in the Common Carrier Bureau of the FCC.

        Barbara Barclay joined us in January 1998 as Director of Business Development and was promoted to Vice President of Client Services in January 1999. From August 1997 until January 1998, Ms. Barclay had the dual role of General Manager and European Product Manager at ACNielsen in the United Kingdom. From February 1994 until August 1996, Ms. Barclay was Director of Client Sales & Service for ACNielsen. From July 1992 until February 1994, Ms. Barclay was European Client Services/Project Director of Information Resources, Inc., a software consulting and placement company.

        Ira Becker joined us in September 1998 as Director of Business Development and was promoted to Vice President of Strategic

Alliances in May 1999. From November 1997 until September 1998, Mr. Becker was Director of Sales Development at PointCast, an Internet news and information company. From September 1995 until September 1997, Mr. Becker was Vice President of Sales of inquiry.com, an Internet resource for information technology professionals. From September 1989 until September 1995, Mr. Becker was a manager with Ziff-Davis Publishing.

        Sandra Keeling-Wainwright has served as our as Vice President of Marketing since April 1998. From January 1990 until March 1998, Ms. Keeling-Wainwright was a partner with Poppe Tyson (now Modem.Media). From January 1986 until December 1987, Ms. Keeling-Wainwright co-founded and ran a marketing and communication firm.

        Peter Friedli co-founded our business in August 1996. Mr. Friedli was elected to our board of directors in October 1996. Mr. Friedli has been the principal of Friedli Corporate Finance, Inc., a venture capital firm, since its inception in 1986. Prior to joining Friedli Corporate Finance, Mr. Friedli worked as an international management consultant for service and industrial companies in Europe and the U.S. Mr. Friedli also serves as the President of New Venturetec, Inc., a publicly traded Swiss venture capital investment company and currently serves as a director of VantageMed Corporation, a publicly traded provider of healthcare information services.

        James Caccavo has served as one of our directors since March 2000. Mr. Caccavo is a partner with Moore Capital Management's private equity group. From May 1999 to August 1999, Mr. Caccavo served as Executive Vice President and President of Internet Operations of Tickets.com. Mr. Caccavo served as President and Chief Executive Officer of California Tickets.com from December 1997 until its merger with Tickets.com in May 1999. From August 1988 to November 1996, Mr. Caccavo held various positions with Sullivan Communications, Inc., a graphic arts services company, most recently serving as Senior Vice President. Mr. Caccavo currently serves as a director of Tickets.com.

BOARD OF DIRECTORS

        Our board of directors consists of Kamran Amjadi, Mehrdad Akhavan, Peter Friedli and James Caccavo. Kamran Amjadi is the Chairman of our board of directors. James Caccavo was elected to the board of directors by the holders of the Series C convertible preferred stock pursuant to the terms of the Series C convertible preferred stock.

Board Committee

        Our board of directors currently has a compensation committee. The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The compensation committee also administers our various incentive compensation, stock and benefit plans. The compensation committee consists of Mr. Friedli, the committee's chairman, and Mr. Amjadi.

Director Compensation

        We do not currently compensate our directors who are also employees. Each non-employee director currently is reimbursed for reasonable travel expenses for each board meeting attended. In addition, each non-employee director receives 10,000 stock options per year of service, with vesting one year from the date of grant.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 11 - EXECUTIVE COMPENSATION

   The following table sets forth in U.S. Dollars the compensation paid to or earned by our named executive officers which includes our Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus for services rendered in all capacities for the fiscal year ended December 31, 2000 exceeded USD 100,000. We will use the term "named executive officers" to refer to these people later in this annual report.

                           SUMMARY COMPENSATION TABLE




                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                                                                    --------------
                                                                               ANNUAL COMPENSATION    SECURITIES
                                                                               -------------------    UNDERLYING
                  NAME AND PRINCIPAL POSITION(s)                      YEAR     SALARY ($)  BONUS($)    OPTIONS
               --------------------------------------------------   --------   ----------  --------   ----------
               Kamran Amjadi
                 Chairman and Chief Executive Officer ............    2000      $170,000    $40,000     275,000

               Mehrdad Akhavan
                 President, Chief Operating Officer, Secretary and
                 Director.........................................    2000      $150,000    $40,000     275,000

               Michael Sullivan (1)
                 Chief Financial Officer and Treasurer............    2000      $139,375    $20,000      50,000

               Homayoon Tajalli
                 Senior Vice President of Products and
                 Engineering......................................    2000      $150,000    $30,000         --

               Lawrence Brand
                 Senior Vice President of Sales and Business
                 Development......................................    2000      $150,000    $50,000      49,564
----------

   (1) Michael Sullivan served as our Chief Financial Officer and Treasurer from May 1999 until March 2001.


Employment Agreements

        Kamran Amjadi and Mehrdad Akhavan are employed under employment agreements which terminate on August 31, 2002. Mr. Amjadi and Mr. Akhavan's employment agreements provide for annual base salaries of USD 170,000 and USD 150,000, respectively, subject to increase by the board of directors. Each of Mr. Amjadi and Mr. Akhavan is eligible for an annual bonus of USD 50,000. Each of Messrs. Amjadi and Akhavan may be terminated without cause by us at any time provided that we are required to pay the full balance of their salaries for the term. If we are taken over, sold, or involved in a merger or acquisition of any kind and the same salary is not offered to Messrs. Amjadi and Akhavan for the remaining term of their agreements then they shall be entitled to payment of the full balance of their salaries for the term. Each of Messrs. Amjadi and Akhavan has agreed for a period of one year not to compete directly with or be employed by any person or organizations that compete directly with our products or services developed or in development at the time of their termination.

                        OPTION GRANTS IN LAST FISCAL YEAR

        The following table summarizes the options granted to each of our named executive officers during the fiscal year ended December 31, 2000.


                                     INDIVIDUAL GRANTS
                      ---------------------------------------------
                       NUMBER OF   PERCENT OF
                       SECURITIES TOTAL OPTIONS                      POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF
                       UNDERLYING  GRANTED TO                             STOCK PRICE APPRECIATION FOR OPTION TERM (1)
                        OPTIONS   EMPLOYEES IN  EXERCISE  EXPIRATION      ---------------------------------------------
     NAME               GRANTED    FISCAL YEAR    PRICE      DATE              0%              5%              10%
--------------        --------------------------------- -----------      --------------- --------------- ----------
Kamran Amjadi......   275,000      17.52%    USD 13.00       7/1/10        USD 45,430    USD 2,322,300   USD 5,815,461
Mehrdad Akhavan....   275,000      17.52%        13.00       7/1/10            45,430        2,322,300       5,815,461
Michael Sullivan...    25,000       1.59%         3.50       1/1/10           140,060          283,171         502,732
Michael Sullivan...    25,000       1.59%         6.50       7/1/10           166,630          373,618         691,178
Homayoon Tajalli...        --         --           --          --               --               --              --
Lawrence Brand ....    49,564       3.16%         3.50       1/1/10           277,677          561,404         996,696

----------

(1) The potential realizable value is calculated based on the 10-year term of the option at the time of grant. The 0% assumed annual rate of stock price appreciation is indicative of the difference between the exercise price per share and the estimated fair value of our common stock on the date of grant.

                          FISCAL YEAR-END OPTION VALUES

   The following table presents information with respect to stock options owned by each of our named executive officers at December 31, 2000.

                                         NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                            UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                               DECEMBER 31, 2000              DECEMBER 31, 2000
                                          --------------------------      --------------------------
                        NAME              EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                   ---------------        -----------  -------------      -----------  -------------
                   Kamran Amjadi......      175,000       200,000         $  681,000   $       --
                   Mehrdad Akhavan....      175,000       200,000            681,000           --
                   Michael Sullivan...       56,250        43,750            320,563      235,438
                   Homayoon Tajalli...      220,800            --          1,282,848           --
                   Lawrence Brand.....      181,018        39,782          1,182,951      231,133
----------


STOCK INCENTIVE AND OPTION PLAN

        Our Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to our employees, consultants and advisors. We have 3,700,000 shares of common stock reserved for issuance under this plan. As of March 16, 2001, there were options to purchase 2,907,350 shares of common stock at a weighted average exercise price of USD 5.92 per share outstanding under our 1996 Stock Incentive Plan. Options granted under both plans typically vest over time, usually ratably over four years from the date of grant, subject to acceleration in the event of a change of control of e-centives. Typically, an option granted under either plan expires ten years after it is granted. In addition, the plans allow for grants of options the vesting of which is tied to the employee's performance. As of the date of this annual report, our board of directors has issued only stock options under the 1996 Stock Incentive Plan.

        Our compensation committee administers our plans. The compensation committee is authorized to determine:

        -   which eligible individuals receive option grants or share issuances;

        -   the number of shares under each option grant or share issuance;

        -   the exercise price per share under each option;

        -   the term of each option; and

        - the vesting schedule for individual option grants or share issuances.

The plans provide for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

401(k) PLAN

        We have a tax-qualified employee savings plan which covers all of our employees who are at least 21 years of age. Eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service's annual contribution limit. Our 401(k) plan permits us to make additional discretionary matching contributions on behalf of all participants in our 401(k) plan in an amount determined by us. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986 so that contributions by employees or by us to our 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions by us, if any, will be deductible by us when made.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

        Our certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duties as a director, except for liability:

        - for any breach of the director's duty of loyalty to us or our stockholders;

        - for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

        - under a provision of Delaware law relating to unlawful payment of dividends or unlawful stock purchase or redemption of stock; or

        - for any transaction from which the director derives an improper personal benefit.

As a result of this provision, we and our stockholders may be unable to obtain monetary damages from a director for breach of his or her duty of care.

        Our bylaws provide for the indemnification of our directors and officers and any person who is or was serving at our request as a director, officer, employee, partner or agent of another corporation or of a partnership, joint venture, limited liability company, trust or other enterprise. This indemnification is provided to the fullest extent authorized by, and subject to the conditions set forth in, the Delaware General Corporation Law. This indemnification will include the right to be paid the expenses by us in advance of any proceeding for which indemnification may be had in advance of its final disposition.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents information regarding the beneficial ownership of common stock as of March 16, 2001:

        - each person, or group of affiliated persons, who is the beneficial owner of more than five percent of our outstanding common stock;

        -   each of our named executive officers;

        -   each of our directors; and

        -   all of our executive officers and directors as a group.

        Unless otherwise indicated, the address of each person identified is c/o e-centives, Inc., 6901 Rockledge Drive, 7th Floor, Bethesda, Maryland 20817.

        Holders of our common stock are entitled to one vote for each share held on all matters submitted to a stockholder vote. The persons named in this table have sole voting power for all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after the date of this annual report are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.



                                                            SHARES
                                                          BENEFICIALLY
                                                              OWNED     PERCENT
                                                           ---------      OF
                                     NAME                    NUMBER     CLASS
                     -----------------------------------   ---------    -----
                     Kamran Amjadi(1)...................   1,871,000     12.3
                     Mehrdad Akhavan(2).................     935,000      6.2
                     Peter Friedli(3)...................   5,234,341     34.5
                     Venturetec, Inc....................   3,696,080     24.4
                       c/o Friedli Corporate Finance AG
                       Freigutstrasse 5
                       8002 Zurich, Switzerland
                     J. & W. Seligman & Co.
                     Incorporated(4) ...................     784,314      5.2
                     Michael Sullivan(5)................      68,750       *
                     Homayoon Tajalli(6)................     220,800      1.5
                     Lawrence Brand(7)..................     181,018      1.2
                     James Caccavo(8)...................      10,000       *
                     All executive officers and directors
                     as a group (6 persons)(9)..........   8,520,909     56.2
----------


        *   Less than 1% of the outstanding shares of common stock.

(1)     Includes 275,000 shares issuable upon exercise of vested stock options.

(2)     Includes 275,000 shares issuable upon exercise of vested stock options.

(3) Includes 30,000 shares issuable upon exercise of vested stock options and 110,000 shares issuable upon exercise of warrants to purchase held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants held by entities over which Mr. Friedli has control, as follows: Joyce, Ltd. -- 235,000 shares of common stock; Pine Inc. -- 255,000 shares of common stock and 20,000 warrant shares; Savetech, Inc. -- 165,383 shares of common stock; Spring Technology Corp. -- 317,520 shares of common stock and 200,000 warrant shares; Venturetec, Inc. -- 3,696,080 shares of common stock; and USVentech -- 145,750 shares of common stock. As investment advisor to these entities, Mr. Friedli has voting and investment power with respect to these shares. See "Related Party Transactions -- Stock Purchases and Related Matters" for a description of Mr. Friedli's relationships with these entities. New Venturetec AG may be deemed to control Venturetec by virtue of its ownership of 100% of Venturetec's capital stock and its corresponding right to elect Venturetec's directors, and, therefore, our capital stock owned by Venturetec may also be deemed to be beneficially owned by New Venturetec.

(4)     Includes 784,314 shares of common stock held by entities over which J. &
        W. Seligman & Co. Incorporated has control, as follows: Seligman New Technologies Fund, Inc. - 98,039 shares of common stock; Seligman New Technologies Fund, Inc. - 542,157 shares of common stock; and Seligman Investment Opportunities Fund - NTV Portfolio - 144,118 shares of common stock. Mr. William C. Morris, as the owner of a majority of the outstanding voting securities of J. & W. Seligman & Co., may be deemed to beneficially own the shares controlled by J. & W. Seligman & Co.

(5)     Includes 68,750 shares issuable upon exercise of vested stock options.

(6)     Includes 220,800 shares issuable upon exercise of vested stock options.

(7)     Includes 181,018 shares issuable upon exercise of vested stock options.

(8) Includes 10,000 shares issuable upon exercise of stock options that vest within 60 days of April 2, 2001.

(9) Includes 1,060,568 shares issuable upon exercise of vested stock options and 330,000 shares issuable upon exercise of warrants.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK PURCHASES AND RELATED MATTERS

        Peter Friedli, a stockholder and one of our directors, has relationships with several of our other stockholders. He serves as the investment advisor to Joyce, Ltd., Pine, Inc., Savetech, Inc., Spring Technology Corp., USVentech, Inc., and Venturetec, Inc. Mr. Friedli serves as President of Venturetec and its parent corporation New Venturetec AG. As of December 31, 2000, Mr. Friedli beneficially owned approximately 10% of Pine, 3% of New Venturetec and 12% of Spring Technology.

        In October 1996, we sold 235,000 shares of our common stock to Joyce, 35,000 shares of our common stock to Pine, 10,000 shares of our common stock to Peter Friedli and 720,000 shares of our common stock to Savetech, Inc. at a price of USD 0.25 per share. At the same time, we granted to Mr. Friedli warrants exercisable for 56,000 shares of our common stock at an exercise price of USD 0.10 per share.

        In December 1996, we sold 200,000 shares of our common stock to Pine, 120,000 shares of our common stock to Spring Technology and 172,000 shares of our common stock to USVentech at a price of USD 1.00 per share. In February 1997, we sold 700,000 shares of our common stock to Venturetec at a price of USD
2.50 per share.

        In June 1997, we sold 1,700,000 shares of our Series A convertible preferred stock at a per share price of USD 4.50 for an aggregate consideration of USD 7.65 million to raise capital to finance our operations. Each share of Series A convertible preferred stock automatically converted into one share of common stock upon the completion of our initial public offering on October 3, 2000. The following table summarizes purchases, valued in excess of USD 60,000, of shares of our Series A convertible preferred stock by our directors, executive officers and 5% stockholders, including the number of shares of Series A convertible preferred stock bought, the aggregate consideration paid for the shares and the aggregate value of the shares at the time of our initial public offering based upon the offering price of USD 11.03 per share:

                            NUMBER OF
                         SHARES OF SERIES    AGGREGATE
                           A PREFERRED    STOCKHOLDER PRICE     AGGREGATE
                              STOCK            PAID            VALUE AT IPO
                          ------------     -------------       -------------
    Venturetec...........     800,000      USD 3,600,000      USD 8,824,000
    Spring Technology....     140,000            630,000          1,544,200


        These affiliates purchased the securities described above at the same price and on the same terms and conditions as the unaffiliated investors in the private financing. In connection with this offering, we granted warrants exercisable for 50,000 shares, 100,000 shares and 20,000 shares, respectively, of our common stock to Mr. Friedli, Spring Technology and Pine at an exercise price of USD 4.50 per share.

        In February 1999, we sold 2,500,000 shares of our Series B convertible preferred stock at a per share price of USD 6.00 for an aggregate consideration of USD 15 million. Each share of Series B convertible preferred stock automatically converted into one share of common stock upon the closing of our initial public offering on October 3, 2000.

        The following table summarizes purchases, valued in excess of USD 60,000, of shares of our Series B convertible preferred stock by our directors, executive officers and 5% stockholders, including the number of shares of Series B convertible preferred stock bought, the aggregate consideration paid for the shares and the aggregate value of the shares, assuming the conversion of the shares into our common stock and the offering price of USD11.03 per share:

                                 NUMBER OF
                              SHARES OF SERIES     AGGREGATE
                                B PREFERRED     STOCKHOLDER PRICE   AGGREGATE
                                   STOCK              PAID         VALUE AT IPO
                                ------------     --------------   -------------
           Venturetec .....     2,000,000        USD 12,000,000   USD 22,060,000

        Venturetec purchased the shares of our Series B convertible preferred stock in this offering at the same price and on the same terms as the unaffiliated investors in this private financing. In connection with this offering, we granted warrants exercisable for 4,000 shares and 100,000 shares, respectively, of our common stock to Mr. Friedli and Spring Technology at an exercise price of USD 6.00 per share.

        In February 2000, we sold 2,328,434 shares of our Series C convertible redeemable preferred stock at a price of USD 10.20 per share for an aggregate consideration of USD 23.75 million to raise capital to finance our operations. Each share of Series C convertible redeemable preferred stock automatically converted into one share of common stock upon the completion of our initial public offering on October 3, 2000. The following table summarizes purchases, valued in excess of USD 60,000, of shares of our Series C convertible preferred stock by our directors, executive officers and 5% stockholders, including the number of shares of Series C convertible redeemable preferred stock bought, the aggregate consideration paid for the shares and the aggregate value of the shares at the time of our initial public offering based upon the offering price of USD 11.03 per share:

                              NUMBER OF
                          SHARES OF SERIES   AGGREGATE
                            C PREFERRED   STOCKHOLDER PRICE    AGGREGATE
                                STOCK          PAID           VALUE AT IPO
                            ------------  --------------     ---------------
      Venturetec...........    196,080    USD 2,000,016      USD  2,162,762
      Spring Technology....     49,020          500,004             540,691
      Peter Friedli........     49,608          506,002             547,176

        These affiliates purchased the securities described above at the same price and on the same terms and conditions as the unaffiliated investors in the private financing. We also sold 367,648 shares at the same price in this offering to Excite, Inc., one of our network partners. See "Business -- Our Direct Marketing System -- Network Partners" for a discussion of our agreement with Excite.

        Each of the warrants we have granted entitles its registered holder to "piggyback" registration rights for the common stock underlying the warrants in certain public offerings of our securities, subject to underwriter restrictions.

        Our board of directors determined the respective per share purchase prices for the above-listed transactions based on the respective prices of our securities sold contemporaneously to third parties who were not affiliated with us.

LOANS TO MEMBERS OF MANAGEMENT AND BOARD OF DIRECTORS

        We do not have any outstanding loans to officers or the board of directors.

OTHER TRANSACTIONS

        In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to this agreement, Friedli Corporate Finance is paid USD 4,000 per month plus reimbursement of expenses related to Mr. Friedli's services and accrues an additional USD 2,000 per month upon profitability. We paid Friedli Corporate Finance USD 63,000, USD 87,000 and USD 63,000, respectively, for Mr. Friedli's services rendered to us during 1998, 1999 and 2000, under this agreement. In addition, under this agreement, we granted Friedli Corporate

        Finance:

        - a preemptive right to purchase any debt or equity securities issued by us in a financing transaction;

        - a preemptive right to allocate 10% of the share offering in our initial public offering;

        - a veto right on an single capital expenditure of USD 500,000 or more until our initial public offering; and

        -   a seat on our board of directors and its compensation committee.

        In October 2000, Friedli Corporate Finance permanently waived its rights to purchase shares of common stock in our initial public offering and our future offerings.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)      1.  FINANCIAL STATEMENTS

        The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.


        INDEX TO FINANCIAL STATEMENTS

        Independent Auditors' Report............   F-1
        Balance Sheets..........................   F-2
        Statements of Operations................   F-3
        Statements of Stockholders' Equity......   F-4
        Statements of Cash Flows................   F-5
        Notes to Financial Statements...........   F-6


2.      FINANCIAL STATEMENT SCHEDULE

        See Schedule II attached.

b)      REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2000.



c)      EXHIBITS

        See Exhibit Index attached.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on April 2, 2001.

                                         E-CENTIVES, INC.

                                         By: /s/ KAMRAN AMJADI
                                            ----------------------------------
                                            Kamran Amjadi
                                            Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons on April 2, 2001 in the capacities and on the date indicated.

              NAME                               TITLE                          DATE
------------------------------------    -------------------------------   ---------------

/s/ KAMRAN AMJADI
------------------------------------                                       April 2, 2001
Kamran Amjadi                           Chairman and Chief Executive
                                          Officer (Principal
                                          Executive Officer)

/s/ MEHRDAD AKHAVAN
------------------------------------                                       April 2, 2001
Mehrdad Akhavan                         President, Chief Operating
                                          Officer, Secretary and
                                          Director

/s/ TRACY SLAVIN
------------------------------------    Director of Accounting (Principal  April 2, 2001
Tracy Slavin                             Accounting Officer)

/s/ PETER FRIEDLI
------------------------------------                                       April 2, 2001
Peter Friedli                           Director

/s/ JAMES CACCAVO
------------------------------------                                       April 2, 2001
James Caccavo                           Director


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders e-centives, Inc.:

        We have audited the accompanying balance sheets of e-centives, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-centives, Inc. as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
McLean, Virginia
February 9, 2001
                                e-centives, INC.

                                 BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                       ------------------------
                                                                                            1999          2000
                                                                                       ------------------------
                                           ASSETS

           Current assets:
             Cash and cash equivalents............................................   $    426,787    $  27,062,040
             Short-term investments...............................................        109,020          657,475
             Accounts receivable, net of allowance for doubtful
                accounts of $27,125 and $252,016 at December 31, 1999 and
               2000, respectively.................................................        793,490        3,007,426
             Prepaid expenses.....................................................        276,414        1,339,185
             Other................................................................         17,461            4,209
                                                                                     ------------    -------------
                     Total current assets.........................................      1,623,172       32,070,335
           Property and equipment, net............................................      1,584,273        2,993,413
           Intangible asset, net..................................................      2,250,000        1,250,000
           Other assets...........................................................         32,926           62,917
                                                                                     ------------    -------------
                     Total assets.................................................   $  5,490,371    $  36,376,665
                                                                                     ============    =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
           Current liabilities:
             Accounts payable.....................................................      1,361,348        2,440,372
             Accrued expenses.....................................................        321,282          962,159
             Deferred revenue.....................................................        791,027          904,218
             Dividends payable....................................................             --        1,235,688
             Other liabilities....................................................         21,580               --
                                                                                     ------------    -------------
                     Total current liabilities....................................      2,495,237        5,542,437
           Long-term debt.........................................................      2,000,000               --
                                                                                     ------------    -------------
                     Total liabilities............................................      4,495,237        5,542,437
                                                                                     ------------    -------------
           Commitments and contingencies..........................................             --               --
           Stockholders' equity:
             Series A convertible preferred stock (voting),
                $.01 par value, 2,000,000 shares authorized,
                1,700,000 and 0 shares issued and outstanding at December 31,
                1999 and 2000, respectively.......................................         17,000               --
             Series B convertible preferred stock (voting),
                $.01 par value, 3,000,000 shares authorized,
                2,500,000 and 0 shares issued and outstanding at December 31,
                1999 and 2000, respectively.......................................         25,000               --
             Common stock, $.01 par value, 25,000,000 shares
                authorized, 4,874,375 and 15,168,434 shares issued and
                outstanding at December 31, 1999 and 2000 , respectively..........         48,744          151,684
             Additional paid-in capital...........................................     24,323,640       85,282,822
             Accumulated deficit..................................................    (23,419,250)     (54,600,278)
                                                                                     ------------    -------------
                 Total stockholders' equity.......................................        995,134       30,834,228
                                                                                     ------------    -------------
                 Total liabilities and stockholders' equity.......................   $  5,490,371    $  36,376,665
                                                                                     ============    =============



                See accompanying notes to financial statements.

                               e-centives, INC.

                           STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                              1998         1999           2000
                                                          -----------   -----------    -----------

          Revenue.....................................    $        --  $    740,305  $ 10,230,035
          Cost of revenue
          (exclusive of
            depreciation and
            amortization).............................             --     1,027,696     2,207,855
                                                          -----------     ---------   -----------
              Gross profit (loss).....................             --      (287,391)    8,022,180
          Operating expenses:
            Product development, exclusive
              of stock-based
              compensation............................      1,160,521     2,426,695     2,872,572
            General and administrative,
              exclusive of stock-based
              compensation............................      1,236,685     4,083,459     8,764,830
            Sales and marketing, exclusive
              of stock-based
              compensation............................      2,479,863     7,889,517    19,005,844
            Network partner fees......................             --       730,550     6,353,937
            Stock-based compensation:.................
              Product development.....................             --       282,538       822,052
              General and administrative..............             --       297,155       333,215
              Sales and marketing.....................             --       474,503       558,382
                                                          -----------    ----------   -----------
               Loss from operations...................     (4,877,069)  (16,471,807)  (30,688,652)
          Interest income, net........................        309,691       267,712       693,312
          Other income................................             --        33,764        50,000
                                                          -----------    ----------   -----------
               Loss before income
                taxes.................................     (4,567,378)  (16,170,331)  (29,945,340)
          Income taxes................................             --            --            --
                                                          -----------    ----------   -----------
                   Net loss...........................     (4,567,378)  (16,170,331)  (29,945,340)
          Preferred stock dividend
            requirements and accretion of
            convertible redeemable
            preferred stock...........................       (382,500)     (382,500)     (551,773)
                                                          -----------     ---------   -----------
          Net loss applicable to common
            stockholders..............................    $(4,949,878) $(16,552,831) $(30,497,113)
                                                          ===========  ============  ============
          Basic and diluted net loss per
            common share..............................    $     (1.02) $      (3.40) $      (4.09)
          Shares used to compute basic and
            diluted net loss per common
            share.....................................      4,860,000     4,869,601     7,460,272

                See accompanying notes to financial statements.

                                e-CENTIVES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                         SERIES A                    SERIES B
                                      PREFERRED STOCK             PREFERRED STOCK
                                   --------------------        -------------------
                                     SHARES     AMOUNT          SHARES    AMOUNT
                                   ---------  ---------        --------  --------
Balance, December 31,
 1997........................       1,700,000 $ 17,000               --  $     --
Net loss.....................              --       --               --        --
                                    --------- ---------        --------  --------
Balance, December 31,
 1998........................       1,700,000   17,000               --        --
Issuance of Series B
 convertible preferred
 stock.......................              --       --         2,500,000   25,000
Exercise of stock options....              --       --               --        --
Stock-based compensation.....              --       --               --        --
Net loss.....................              --       --               --        --
                                    --------- ---------        --------  --------
Balance, December 31,
 1999........................       1,700,000   17,000         2,500,000   25,000
Issuance of warrants related
 to convertible redeemable
 preferred stock.............              --       --               --        --
Issuance of common stock in
 connection with initial public
 offering, net of offering costs           --       --               --        --
Exercise of stock options....              --       --               --        --
Conversion of Series A
 preferred stock to common
 stock........................     (1,700,000) (17,000)              --        --
Conversion of Series B
 preferred stock to common
 stock........................             --       --       (2,500,000)  (25,000)
Conversion of Series C
 convertible redeemable
 preferred stock to common
 stock .......................             --       --               --        --
Stock-based compensation......             --       --               --        --
Accretion of convertible
 redeemable preferred stock
 to redemption value..........             --       --               --        --
Declaration of dividends                   --       --               --        --
Net loss......................             --       --               --        --
                                    --------- ---------        --------  --------
Balance, December 31,
 2000.........................             -- $     --               --  $     --
                                    ========= =========        ========  ========




                                         COMMON STOCK     ADDITIONAL                  TOTAL
                                     -------------------    PAID-IN  ACCUMULATED  STOCKHOLDERS'
                                       SHARES    AMOUNT     CAPITAL     DEFICIT      EQUITY
                                      -------    ------   ---------- ----------    ----------
Balance, December 31,
 1997..........................      4,860,000  $ 48,600 $9,769,900   $(2,681,541) $ 7,153,959
Net loss.......................             --        --         --    (4,567,378)  (4,567,378)
                                     ---------  -------- ----------   -----------  -----------
Balance, December 31,
 1998..........................      4,860,000    48,600  9,769,900    (7,248,919)   2,586,581
Issuance of Series B
 convertible preferred
 stock.........................             --        -- 13,475,000            --   13,500,000
Exercise of stock options......         14,375       144     24,544            --       24,688
Stock-based compensation.......             --        --  1,054,196            --    1,054,196
Net loss.......................             --        --         --   (16,170,331) (16,170,331)
                                     ---------  -------- ----------   -----------  -----------
Balance, December 31,
 1999..........................      4,874,375    48,744 24,323,640   (23,419,250)     995,134
Issuance of warrants related
 to convertible redeemable
 preferred stock...............             --        --    773,068            --      773,068
Issuance of common stock in
 connection with initial public
 offering, net of offering cost      3,700,000    37,000 36,667,896            --   36,704,896
Exercise of stock options....           65,625       656    144,031            --      144,687
Conversion of Series A
 preferred stock to common
 stock........................       1,700,000    17,000         --            --           --
Conversion of Series B
 preferred stock to common
 stock........................       2,500,000    25,000         --            --           --
Conversion of Series C
 convertible redeemable
 preferred stock to common
 stock .......................       2,328,434    23,284 21,925,436            --   21,948,720
Stock-based compensation......              --        --  1,713,649            --    1,713,649
Accretion of convertible
 redeemable preferred stock
 to redemption value..........              --        --   (264,898)           --     (264,898)
Declaration of dividends                    --        --         --    (1,235,688)  (1,235,688)
Net loss......................              --        --         --   (29,945,340) (29,945,340)
                                    ----------  -------- ----------   -----------  -----------
Balance, December 31,
 2000.........................      15,168,434  $151,684 $85,282,822 $(54,600,278) $30,834,228
                                    ==========  ======== ===========  ===========  ===========

                 See accompanying notes to financial statements.

                                e-CENTIVES, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                        1998            1999            2000
                                                   -------------    ------------    -------------

        Cash flows from operating activities:
          Net loss..............................   $  (4,567,378)   $(16,170,331)   $ (29,945,340)
          Adjustments to reconcile net loss to
            net cash used in operating
            activities:
            Depreciation and amortization.......         143,442       1,170,829        2,093,805
            Stock-based compensation ...........              --       1,054,196        1,713,649
            Provision for doubtful accounts.....              --              --          489,973
            (Increase) decrease in:
              Accounts receivable...............              --        (793,490)      (2,703,909)
              Prepaid expenses and other
                 assets.........................         (83,599)       (216,085)      (1,049,519)
            Increase (decrease) in:
              Accounts payable..................         (86,832)      1,170,441        1,079,023
              Deferred revenue..................              --         791,027          113,191
              Accrued expenses and other
                 liabilities....................         295,276          89,304          619,297
                                                   -------------    ------------    -------------
                 Net cash used in operating
                   activities...................      (4,299,091)    (12,904,109)     (27,589,830)
                                                   -------------    ------------    -------------
        Cash flows from investing activities:
          Purchases of short-term investments,
            net.................................         (43,125)         (4,390)        (548,455)
          Acquisition of property and
            equipment...........................        (364,619)     (1,566,307)      (2,502,945)
          Purchase of intangible asset..........              --      (3,000,000)              --
          Increase in security deposits.........              --              --          (29,991)
                                                   -------------    ------------    -------------
                 Net cash used in investing
                   activities...................        (407,744)     (4,570,697)      (3,081,391)
                                                   -------------    ------------    -------------
        Cash flows from financing activities:
          Proceeds from issuance of debt........              --       2,000,000               --
          Issuance of common stock..............              --              --       36,704,896
          Issuance of Series B convertible
            preferred stock.....................              --      13,500,000               --
          Issuance of Series C convertible
            redeemable preferred stock                        --              --       20,456,891
          Exercise of stock options.............              --          24,688          144,687
                                                   -------------    ------------    -------------
                 Net cash provided by financing
                   activities...................              --      15,524,688       57,306,474
                                                   -------------    ------------    -------------
                 Net increase (decrease) in cash
                   and cash equivalents.........      (4,706,835)     (1,950,118)      26,635,253
        Cash and cash equivalents, beginning
          of period.............................       7,083,740       2,376,905          426,787
                                                   -------------    ------------    -------------
        Cash and cash equivalents,
          end of period.........................   $   2,376,905       $ 426,787    $  27,062,040
                                                   =============    ============    =============
        Supplemental Disclosure of Noncash
          Financing Activities:

        In conjunction with the issuance of Series C convertible redeemable preferred stock in 2000, the Company issued warrants, valued at $773,068, for the purchase of 119,485 shares of common stock.

        On February 18, 2000, the long-term debt was converted into 196,078 shares of Series C convertible redeemable preferred stock at $10.20 per share.

        During September 2000, the Company declared dividends of $1,235,688 on Series A convertible preferred stock.

        Each share of Series A and Series B convertible preferred stock and Series C convertible redeemable preferred stock automatically converted into one share of common stock subsequent to closing of the Company's initial public offering on October 10, 2000.



                 See accompanying notes to financial statements.

                                e-CENTIVES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION

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

        The Company operates in a highly competitive environment and inherent in the Company's business are various risks and uncertainties including its limited operating history and unproven business model. The Company's success may depend in part upon the continuance of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company's offerings by the marketplace. The Company expects to expand its operations through continued capital investment. The Company is not currently generating sufficient cash flows from operations to support its current operating and capital requirements and is dependent on additional financing to fund these requirements. Management believes current existing capital will be sufficient to continue operations through 2001.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents and Short-Term Investments

        All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents and those with a maturity between three and twelve months are considered short-term investments. Cash and cash equivalents consists of cash on deposit with banks and money market funds stated at cost which approximates fair value. In accordance with Statement of Financial Accounting Standards No. ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximates cost and there were no material unrealized gains or losses at December 31, 1999 or 2000. The Company's portfolio of short-term investments at December 31, 2000 matures during 2001. Short-term investments consist of certificates of deposit.

(b) Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consists of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts.

        There has been a recent slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies. Many retail Internet companies are having difficulties raising capital, borrowing money and otherwise funding their operating losses. Most of our marketer clients are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital. These marketer clients are experiencing even greater cash flow problems due to this slowdown. Therefore, many of our marketer clients could fail. As a result of the difficulties of some of our marketer clients, we have had to expend additional effort to collect our accounts receivable, and in certain cases have had to settle for less than the total amount owed. In the year ended December 31, 2000, we incurred charges related to a net increase of $225,000 in our provision for doubtful accounts from 1999. While we believe that our allowance for doubtful accounts as of December 31, 2000 is adequate to cover any difficulties with the collection of our accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

        The Company believes it is not exposed to significant credit risk related to cash and cash equivalents and short-term investments.

        One customer accounted for 11% of the Company's accounts receivable at December 31, 1999. There were two customers that accounted for 15% and 18%, respectively, of the Company's accounts receivable at December 31, 2000. For the year ended December 31, 1999, no one customer accounted for more than 10% of revenue. For the year ended December 31, 2000, three customers accounted for 15%, 12% and 12%, respectively of the Company's revenue.

(c) Fair Value of Financial Instruments

        The Company considers the carrying value of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses to approximate fair value at December 31, 1999 and 2000 because of the relatively short period of time between origination of the instruments and their expected realization or settlement. The carrying value of the Company's long-term debt approximates fair value at December 31, 1999 because of the relatively short period of time between origination of the debt and its expected maturity or conversion into Series C Convertible Redeemable Preferred Stock.

(d) Allowance for Doubtful Accounts Receivable

        The Company maintains reserves for potential credit losses based on historical experience and ongoing customer credit evaluations.

(e) Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful life or the term of the respective lease.

(f) Intangibles

        Intangible assets consists of a purchased patent which is amortized over the economic useful life of three years and reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2000, the related accumulated amortization was $1,750,000.

(g) Revenue Recognition

        Revenue is generated by providing e-centives related services, licensing the Company's software product and providing other services including maintenance and technical support and consulting. The Company's suite of e-centives related services is principally comprised of PromoCast, PromoCommerce, PromoMail. We also offer services on a performance contract basis.

        Merchants who subscribe to the PromoCast service enter into fixed-fee contracts for delivery of either a specified or unlimited number of e-centives by the Company to the accounts of a targeted group of members over the contractual period, not to exceed one year. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits their account. Because the Company has an obligation to maintain the e-centive on its system until it expires, the Company recognizes revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the contract term.

        The PromoCommerce service, sold to merchants, represents a fixed-fee contract consisting of several components including a PromoCast package, perpetual software license and maintenance on the accompanying software. Revenue for this service is recognized ratably over the term of the contract. The Company has not sold software or maintenance separately; therefore, vendor specific objective evidence has not been established. The related revenue is recognized ratably over the term of the contract in accordance with AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

        The PromoMail service, sold to merchants, consists of targeted e-mails highlighting specific e-centives. Participating merchants are charged a fixed fee for each member to whom the e-mail is sent. Revenue related to the PromoMail service is recognized upon transmission of the e-mail.

        When marketers purchase services on a performance contract basis, e-centives are delivered by the same methods as in the PromoCast or PromoMail services, but revenue is based solely on the performance of the e-centives. The Company earns a contractually specified amount based on the number of times a member clicks on the offer or the amount of sales the offer generates. Revenue is recognized upon the click-through or upon notification by the marketer of the number of applicable sales.

        Merchants may contract for consulting services, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided.

(h) Deferred Revenue

        Deferred revenue represents billings or collections on contracts in advance of performance of services and is amortized into revenue as the related service is performed based upon the applicable revenue recognition methodology.

(i) Cost of Revenue

        Cost of revenue represents expenses related to providing online promotions to merchants and includes a portion of the salaries, benefits and related expenses of Company personnel responsible for creating and delivering e-centives, installing and supporting the Company's software applications and related technology, revenue share amounts due to network partners and hosting the Company's web-based applications.

(j) Product Development Costs

        Product development costs represent expenses related to maintaining and enhancing the Company's service offerings, and includes a portion of the salaries, benefits and related expenses of Company personnel responsible for maintaining and enhancing the Company's proprietary database, offer creation and delivery software, e-mail delivery infrastructure, and creation and management of member accounts. Product development costs are expensed as incurred.

        Development costs related to the software product marketed by the Company are accounted for in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to product development expense.

(k) Sales and Marketing Expense

        Sales and marketing costs include expenses incurred by the Company for ongoing sales, marketing and advertising activities, which are expensed as incurred.

(l) Network Partner Fees

        Network partner fees includes contractual payments made to network partners for members, advertising, and exclusivity on the network partners' sites. These partner payments are being accrued ratably into network partner fees over the term of the respective agreement.

(m) Stock-Based Compensation

        The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. ("APB") 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

(n) Advertising

        Advertising costs are expensed as incurred. Advertising expense was $472,764, $3,738,570 and $12,537,281 during 1998, 1999, and 2000, respectively.

(o) Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(p) Start-Up Costs

        The costs of start-up activities, including organizational costs, are expensed as incurred in accordance SOP 98-5, Reporting on the Costs of Start-Up Activities.

(q) Long-Lived Assets

        The Company assesses the recoverability of long-lived assets whenever adverse events or changes in circumstances or business climate indicate that an impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company has not recognized an impairment loss in any of the periods presented.

(r) Net Income (Loss) Per Share

        The Company computes net income (loss) available per share in accordance with SFAS 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. ("SAB") 98. Under the provisions of SFAS 128 and SAB 98, basic net income
    (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income
    (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) available per share in accordance with SFAS 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same.

(s) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(t) Comprehensive Income

        Effective January 1, 1998, the Company adopted the provisions of SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported as other comprehensive income.

(u) Segment Information

        The Company operates in a single reportable segment and will evaluate additional segment disclosure requirements as it expands its operations.

(v) Retirement Plan

        The Company sponsors a defined contribution retirement plan established under the provisions of Internal Revenue Code

    401(k). Participating employees may elect to contribute up to 20% of their eligible wages. The Company contributes amounts to the plan on a discretionary basis up to 5% of each eligible employees' wages. The Company has not made any discretionary contributions.

(w) Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting For Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS 133. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS 133 and SFAS 138 are effective for all fiscal quarters of all fiscal years beginning after 2000. The Company will adopt SFAS 133 and SFAS 138 on January 1, 2001. The Company does not expect the adoption of these standards will have a material impact on its financial condition, results of operations or cash flows.

        In May 2000, the Emerging Issues Task Force released Issue No. 00-2, Accounting for Web Site Development Costs. EITF 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The adoption of EITF 00-2 did not have a material impact on the Company's financial condition, results of operations or cash flows.

        In December 1999, the SEC issued Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition in Financial Statements, which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company believes its revenue recognition policy is in compliance with SAB 101.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. With the exception of certain provisions which require earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. Adoption of this Interpretation did not have a material impact on the Company's financial condition, results of operations or cash flows.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                     DECEMBER 31,
                                                -----------------------
                                                    1999        2000
                                                ----------    ---------
            Computer equipment................  $2,046,520   $4,041,020
            Furniture and equipment...........     127,021      501,506
            Leasehold improvements............      19,986      153,946
                                                ----------    ---------
                                                 2,193,527    4,696,472
            Less: accumulated depreciation and
            amortization......................    (609,254)  (1,703,059)
                                                ----------   ----------
                                                $1,584,273   $2,993,413
                                                ==========   ==========

(4) INTANGIBLE ASSET ACQUIRED

        The Company acquired a patent for "Electronic couponing method and apparatus" in April 1999 from SellectSoft, a software developer, for $3,000,000. The patent was recorded at the estimated fair value on the date of the acquisition and is being amortized on a straight-line basis over three years. As of December 31, 2000, the accumulated amortization on the patent was $1,750,000.

(5) LONG-TERM DEBT

        During 1999, the Company issued two debt instruments totaling $2,000,000. Each instrument had a face value of $1,000,000, accrued interest at 7.0 percent and was convertible into Series C Convertible Redeemable Preferred Stock ("Series C") during the period from initial designation of the Series C shares through February 15, 2000 unless extended by the Company. On February 18, 2000, the debt was converted into 196,078 shares of Series C stock at $10.20 per share. As a result of this conversion, the debt was classified as long-term as of December 31, 1999. In accordance with the terms of Series C, all accrued unpaid interest became payable in a single installment on the date of conversion.

(6) CONVERTIBLE PREFERRED STOCK

        In June 1997, the Company sold 1,700,000 shares of its Series A convertible preferred stock at a per share price of $4.50 for an aggregate consideration of $7.65 million to raise capital to finance its operations. In February 1999, the Company sold

    2,500,000 shares of its Series B convertible preferred stock at a per share price of $6.00 for an aggregate consideration of $15 million.

        On January 19, 2000, the Company amended and restated its Articles of Incorporation to authorize 2,330,000 shares of Series C stock with a par value of $.01. On February 18, 2000, the Company issued 2,328,434 shares of Series C stock at a price of $10.20 per share and approximate total gross proceeds of $23,800,000 including $2,000,000 related to the conversion of long-term debt. In conjunction with the Series C Preferred Stock sale, the Company issued warrants to purchase 119,485 shares of common stock at $10.20 per share. These warrants were valued at $773,068.

        On September 22, 2000, the Company declared dividends of $1,235,688 on Series A convertible preferred stock.

        Each share of Series A, Series B and Series C convertible preferred stock automatically converted into one share of common stock subsequent to closing of the Company's initial public offering on October 10, 2000.

(7) RELATED PARTY TRANSACTION

        In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc. ("FCF"). Peter Friedli, President of FCF, is related to the Company through his significant direct and indirect ownership of common stock, options and warrants. The agreement expires during December 2004.

        Under the agreement, FCF provides services to the Company in the form of consultation, advice and other assistance upon the Company's request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between FCF clients/investors and the Company by disseminating information to such investors on behalf of the Company. Consulting expense under the FCF agreement was approximately $63,000, $87,000 and $63,000 for the years ended December 31, 1998, 1999 and
    2000, respectively.

        During 1999, the Company issued a convertible long-term debt instrument for $1,000,000 to an investment group controlled by FCF. This instrument was converted into common stock upon consummation of the IPO.

 (8) STOCK COMPENSATION

(a) Stock Options

        The Company has a stock option plan which provides for the granting of options to directors and employees of the Company to purchase shares of its common stock within prescribed periods. The options generally vest over four years, one-fourth of the shares on each of the first through fourth anniversaries of the date of grant, and expire ten years after the grant date. As of December 31, 2000, the Company has reserved 3,200,000 shares of common stock for issuance under the plan.

        During 1997 and 1998, 100,018 performance-based option grants were made to certain key employees at an exercise price of $2.50. During 1999, 160,400 additional performance-based option grants were made to certain key employees, with an exercise price of $2.50 for 50,000 of these options and $3.50 for the remaining 110,400 options. No performance-based option grants were made in 2000. Compensation expense of $681,972 and $733,137 was recorded in 1999 and 2000, respectively, related to these options.

        The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting method allowed by SFAS 123. APB 25 provides that compensation expense relative to the Company's employee stock options is measured based upon the intrinsic value of the stock option. SFAS 123 requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS 123.

        In accordance with APB 25, because the exercise price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized in 1998. In 1999 and 2000, the Company recorded equity-based compensation expense of $372,224 and $980,512, respectively relating to options to purchase 960,800 shares granted in 1999 and 1,517,564 shares granted in 2000 equal to the difference between the fair value of the Company's common stock on the grant date and the exercise price of the options. Additionally, the Company expects to incur approximately $4.7 million of compensation expense during the period 2001 through 2004 relating to options granted in 1999 and 2000 equal to the difference between the fair value of the Company's common stock on the grant date and the exercise price of the options. The expense will be recognized ratably over the vesting period of the options, which is generally 4 years.

        Had compensation expense for the Company's stock option plan been determined based upon the fair value methodology under SFAS 123, the Company's net loss would have increased to these pro forma amounts:



                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                          1998         1999           2000
                                                     ------------  ------------   -------------
    Net loss applicable to common stockholders:
      As reported.................................   $ (4,949,878) $(16,552,831)  $(30,497,113)
      Pro forma...................................     (4,998,884)  (16,682,893)   (31,675,819)
    Basic and diluted net loss per share:
      As reported.................................   $     (1.02)  $     (3.40)   $      (4.09)
      Pro forma...................................         (1.03)        (3.43)          (4.25)


        The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model on the date of grant using the following assumptions:


                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                            ------------------
                                                            1998  1999   2000
                                                            ----- ------ -----
                Risk-free interest rates.............        4.6%  6.4%   5.0%
                Expected lives (in years)............        5.0   5.0    5.0
                Dividend yield.......................         --    --     --
                Expected volatility (1)...............        --    --    100%


    (1) 0% expected volatility was used for all options granted prior to the initial public offering on October 3, 2000.

        The weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $0.53, $4.46, and $5.78, respectively.

    A summary of the Company's stock option activity and weighted average exercise price is as follows:




                                                         WEIGHTED
                                                         --------
                                            NUMBER        AVERAGE
                                            ------        -------
                                              OF          EXERCISE
                                              --          --------
                                            SHARES         PRICE
                                            ------         -----
        Balance, December 31, 1997          265,736       $ 2.18
        Granted........................     381,500         2.50
        Exercised......................          --           --
                                          ---------
        Balance, December 31, 1998          647,236         2.37
        Granted........................   1,183,300         2.95
        Exercised......................     (14,375)        1.72
        Canceled.......................     (65,125)        2.33
                                          ---------
        Balance, December 31, 1999        1,751,036         2.77
        Granted........................   1,570,064         8.28
        Exercised......................     (65,625)        2.11
        Canceled.......................    (440,625)        2.98
                                          ---------
        Balance, December 31, 2000.....   2,814,850       $ 5.82
                                          =========

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2000:



                                  OPTIONS OUTSTANDING
                                  ----------------------
                                               WEIGHTED-
                                  NUMBER       AVERAGE                  OPTIONS
                RANGE OF        OUTSTANDING   REMAINING               EXERCISABLE
                EXERCISE             AT      CONTRACTUAL                  AT
                 PRICES          12/31/00        LIFE                  12/31/00
                --------        ----------   ------------             ----------
                 $ 0.25             5,000      5.9 years                 5,000
                 $ 1.00            10,000      6.0 years                 7,500
                 $ 2.50           814,986      7.9 years               567,111
                 $ 3.50           764,864      8.8 years               381,582
                 $ 6.50           625,500      9.5 years                45,000
                 $ 8.02- $8.75     18,000      9.9 years                    --
                 $10.56- $12.46    26,500      9.8 years                    --
                 $13.00           550,000      9.5 years               150,000
                                 ========                            ---------
                                2,814,850      8.8 years             1,156,193
                                                                     =========

(b) Warrants

        The Company has issued warrants to purchase common shares in connection with several equity issuances. The 1997 grant was in connection with the issuance of Series A preferred stock. The 1999 grant was in connection with the issuance of Series B preferred stock. The 2000 grant was in conjunction with the issuance of Series C convertible redeemable preferred stock. The following table sets forth the warrants outstanding and their weighted average exercise price:

                                                           SHARES    PRICE
                                                          -------    ------
                 Balance, December 31, 1997.........      230,000    $ 3.35
                 Granted............................           --        --
                 Exercised..........................           --        --
                                                          -------
                 Balance, December 31, 1998.........      230,000      3.35
                 Granted............................      250,000      6.00
                 Exercised..........................           --        --
                                                          -------
                 Balance, December 31, 1999.........      480,000      4.73
                 Granted............................      119,485     10.20
                 Exercised..........................           --        --
                                                          -------
                 Balance, December 31, 2000.........      599,485    $ 5.82
                                                          =======

        As of December 31, 1998, 1999 and 2000, all of the warrants were exercisable on a one-for-one basis into shares of common stock at the option of the holder. As of December 31, 2000, the remaining life of all outstanding warrants was 3 years.

(9) COMMITMENTS

(a) Leases

      The Company is obligated under several noncancelable operating lease agreements for office space expiring through 2005. As of December 31, 2000, future minimum lease payments required under these noncancelable operating leases are as follows:



                             2001                          $ 1,741,000
                             2002                            1,652,000
                             2003                            1,702,000
                             2004                            1,753,000
                             2005                            1,227,000
                                                             ---------
                                                           $ 8,075,000

        Rent expense under operating leases was approximately $185,000, $357,000 and $955,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(b) Partner Payments

        During March 1999, the Company entered into a two-year agreement with Excite. This agreement required monthly payments commencing in March 1999 and totaling approximately $540,000 over the two-year term of the agreement for sponsorship and advertising fees. Such amount was being accrued ratably into network partner fees over the term of the agreement. In return for these fees, the partner must have run a specified number of the Company's advertising banners and promotional placements on its high-traffic Internet site. The terms of the contract were to be extended if this specified number was not met within the two-year period. During February 2000, this agreement was renegotiated.

        On February 16, 2000, the Company entered into a new agreement with Excite whereby members will be registered through Excite's registration process. Excite has agreed to provide the Company with at least 12,000,000 new members during the three-year term of the agreement in exchange for a per member fee. Over the term of the agreement, the Company is obligated to make a total of $19,650,000 in payments for these members, payable at $1,637,500 on a quarterly basis. However, at the end of the term of the agreement, to the extent Excite has not provided 12,000,000 members, the Company is entitled to a refund calculated on a ratable basis. Such payments are recorded as prepaid expense and accrued into sales and marketing expense on a pro-rata basis based upon the number of members provided pursuant to the terms of the agreement.

        Under this agreement, Excite agreed to purchase a minimum number of e-centives for at least $3.75 million over three years. At the beginning of each fiscal quarter, Excite is contractually obligated to purchase e-centives worth $312,500. Revenue will be recognized upon the expiration date of each resold e-centive. Pursuant to the agreement, Excite is required to sell these e-centives within six months. If Excite does not sell the e-centives within six months of purchase, the e-centives are forfeited and the value of the unsold e-centives will be recognized as revenue.

        On December 21, 2000, Excite agreed to amend our existing agreement to change the expiration dates for the e-centives purchased by Excite from six months after the end of the quarter in which such e-centives were purchased to the last day of the quarter in which such e-centives were purchased. Since we recognize revenue upon the resale or expiration of e-centives under this agreement, this amendment had the effect of allowing us to recognize $625,000 in additional revenue in 2000 that otherwise would have been recognized in 2001.

        Excite participated in the Series C financing round in February 2000.

        During May 1999, the Company entered into another agreement with the operator of a high-traffic Internet site requiring a payment of $250,000 at inception of the contract and monthly payments totaling approximately $350,000 over the two-year term of the agreement, commencing in September 1999. These non-refundable payments are prepayments of potential transaction and licensing fees as well as for the placement of a specified number of the Company's advertising banners and promotional placements on the partner's Internet site. The initial payment is included in prepaid expenses and is being amortized ratably into network partner fees over the term of the agreement. The monthly payments are being accrued ratably into network partner fees over the term of the agreement.

        In November 1999, the Company renegotiated two partner agreements entered into in September 1998, thereby eliminating the agreements' revenue share provisions and changing the future payments due. All future payments made in conjunction with both of these renegotiated agreements are recognized as network partner fees. For one of the partner agreements, in 1999, the Company made an additional quarterly payment of $150,000. The renegotiated contract changed the remaining payment structure from quarterly payments totaling $600,000 to equal monthly installments totaling $300,000, commencing November 1999. For the other 1998 partner agreement, the Company is obligated to make one additional payment (for total monthly payments approximating $420,000) as the term of the agreement was extended by one month due to the renegotiated contract. All contractual partner payments referred to above are being accrued ratably into network partner fees over the terms of the respective agreements.

        Beginning in March 2000, the Company began delivering e-mails to members on behalf of ZDNet which contain content supplied by ZDNet and do not contain an e-centive. These e-mails serve as notification to the members of an offer or promotion maintained on ZDNet's site. ZDNet is charged a fixed fee for each e-mail. Revenue related to the delivery of these e-mails is recognized upon delivery to the members.

        As of December 31, 2000, the Company was party to agreements with 23 network partners. These agreements typically cover periods from one to three years and require the Company to make monthly or quarterly payments for members, advertising and exclusivity on the network partners' sites.

        The Company's remaining commitment related to all partner agreements for the years 2001 and 2002 is approximately $7.0 million and $6.6 million, respectively.

(c) Employment Agreements

        The Company has employment agreements with certain officers and employees. The Company also has bonus agreements with certain officers and employees as defined in the agreements.

(10) INCOME TAXES

        The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

                                                               YEAR ENDED          YEAR ENDED
                                                            DECEMBER 31, 1999   DECEMBER 31, 2000
                                                            -----------------   -----------------


       Expected tax benefit at statutory rate..........     $    5,497,913        $ 10,181,416
       State tax,  net of federal......................            765,362           1,375,744
       Research and development tax credits............            (65,396)                  0
       Stock-based compensation, not deductible........           (126,556)           (797,050)
       Other, net......................................            205,540              84,335
       Increase in valuation allowance.................         (6,276,863)        (10,844,445)

                                                           --------------        ------------
                                                            $           --        $         --
                                                            ==============        ============


        Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:


                                                                                               DECEMBER 31,
                                                                                            ------------------
                                                                                            1999          2000
                                                                                        -----------   ------------
                        Deferred tax assets:
                          Net operating loss and generalbusiness credits
                             carryforwards.....................................         $ 5,212,842   $ 16,742,577
                          Start-up costs and organizational costs..............           3,439,739      2,600,287
                          Deferred compensation................................             318,286         19,946
                          Intangible assets....................................             237,300        543,753
                          Accrued expenses.....................................              26,368         45,023
                          Allowance for doubtful accounts receivable...........                  --         97,882
                          Property and equipment...............................             (21,290)         8,222
                                                                                        -----------   ------------

                               Total gross deferred tax assets                            9,213,245     20,057,690
                                  Valuation allowance..........................          (9,213,245)   (20,057,690)
                                                                                        -----------   ------------
                                                                                        $        --   $         --
                                                                                        ===========   ============

        The net change in the valuation allowance for the years ended December 31, 1999 and December 31, 2000 was an increase of $6,276,863 and $10,844,445, respectively. The valuation allowances at December 31, 1999 and December 31, 2000 are results of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The net operating loss carryforward period expires commencing in 2011 through the year 2020. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward may occur. As a result, the net operating loss carryforward may not be fully utilized before expiration.

(11) BASIC AND DILUTED NET LOSS PER SHARE

        The Company computes net income (loss) per share in accordance SFAS 128, Earnings Per Share, which requires certain disclosures relating to the calculation of earnings (loss) per common share. The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss).

                                                                 YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                         1998             1999             2000
                                                     -------------    -------------   -------------
Net loss.........................................    $  (4,567,378    $(16,170,331    $(29,945,340)
Preferred stock dividend requirements............         (382,500)       (382,500)       (551,773)
                                                     -------------    -------------   -------------
Net loss applicable to common stockholders.......    $  (4,949,878)   $ (16,552,831   $ (30,497,113)
                                                     =============    =============   =============
Weighted average shares of common stock
  outstanding....................................        4,860,000       4,869,601        7,460,272
                                                     =============    =============   =============
Basic and diluted net loss per common share......    $       (1.02)   $      (3.40)   $      (4.09)
                                                     =============    =============   =============

        Diluted net loss applicable to common stockholders for the years ended December 31, 1998 and 1999 excludes convertible preferred stock, stock options, and warrants at a weighted average price of $3.86 and $4.64, respectively, due to their antidilutive effect. Diluted net loss applicable to common stockholders for the year ended December 31, 2000 excludes stock options and warrants at weighted average price of $5.82 due to their antidilutive effect.

(12) CONTINGENCIES

        In 1998, the Company was named as the defendant in a lawsuit made by coolsavings.com ("coolsavings") alleging patent infringement. The Company filed counterclaims alleging invalidity of the patent and interference with their prospective economic advantage and is seeking damages and injunctive relief.

        In April 1999, the Company initiated a separate lawsuit against coolsavings alleging infringement of the patent acquired from SellectSoft in 1999.

        On September 29, 2000, the Company reached an agreement to settle the patent infringement litigation matters between the Company and coolsavings. The terms of the settlement provide for a cross-license between the Company and coolsavings for each of the patents that were in dispute. Pursuant to this settlement, the Company made a $650,000 payment to coolsavings and will make additional payments of up to $700,000 to coolsavings as follows:

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

    The $650,000 payment to coolsavings was recorded as general and administrative expense for the year ended December 31, 2000. The Company has not accrued for the $700,000 in additional payments to coolsavings as payment of this amount is not probable.

(13) INITIAL PUBLIC OFFERING

    On October 3, 2000, the Company completed its initial public offering ("IPO") in which it sold 3,700,000 shares of its common stock to investors in Switzerland, resulting in proceeds to the Company of approximately $36.7 million, after deducting underwriters' commissions and other offering-related expenses. In connection with the IPO, 1,560,000 shares of Series A convertible preferred stock, 2,500,000 shares of Series B convertible preferred stock, and 2,328,434 shares of Series C convertible redeemable preferred stock were converted to common stock on a one-for-one basis.

(14) SUBSEQUENT EVENTS

    In March 2001, the Company completed the acquisition of the Commerce Division of Inktomi Corporation ("Commerce Division"), a developer of scalable Internet infrastructure software based in Palo Alto, California. The Company exchanged 2,551,700 shares of its common stock for the assets, including 382,755 shares that were placed into escrow to be released based upon the achievement of contractually defined revenue and performance targets. As part of the purchase price, the Company also issued a warrant to purchase an additional 1,863,231 shares upon the achievement of additional revenue targets at the end of 12 months following the closing. The primary product offering of the Commerce Division is the Commerce Engine. The Commerce Engine collects and organizes electronic information from online merchants and publishers of comparative product information, tracks and confirms purchases made by end-users of the Company's services and generates invoices for the Company's online merchants to support performance-based marketing arrangements among multiple parties. The acquisition will be accounted for under the purchase method of accounting.

(15) QUARTERLY DATA (UNAUDITED)




                                                                                           1998
                                                            -------------------------------------------------------------------
                                                                1st              2nd              3rd               4th
                                                              Quarter          Quarter          Quarter           Quarter
                                                              -------          -------          -------           -------
Revenues                                                  $              -  $             -  $             -  $              -
Operating loss                                                    (723,251)      (1,175,999)      (1,259,721)       (1,718,098)
Loss before income taxes                                          (632,893)      (1,113,889)      (1,175,174)       (1,645,422)
Net loss attributable to common stockholders                      (728,518)      (1,209,514)      (1,270,799)       (1,741,047)
                                                            ---------------   --------------   --------------   ---------------

      Net loss per common shareholder - basic and diluted $          (0.15) $         (0.25) $         (0.26) $          (0.36)

                                                            ===============   ==============   ==============   ===============



                                                                                            1999
                                                            -------------------------------------------------------------------
                                                                1st              2nd              3rd               4th
                                                              Quarter          Quarter          Quarter           Quarter
                                                              -------          -------          -------           -------

Revenues                                                  $              -  $            99  $       143,963  $        596,243
Operating loss                                                  (1,850,320)      (3,748,920)      (4,320,993)       (6,551,574)
Loss before income taxes                                        (1,746,041)      (3,644,176)      (4,250,886)       (6,529,228)
Net loss attributable to common stockholders                    (1,841,666)      (3,739,801)      (4,346,511)       (6,624,853)
                                                            ---------------   --------------   --------------   ---------------

      Net loss per common shareholder - basic and diluted $          (0.38) $         (0.77) $         (0.89) $          (1.36)

                                                            ===============   ==============   ==============   ===============



                                                                                           2000
                                                            -------------------------------------------------------------------
                                                                1st               2nd              3rd              4th
                                                              Quarter          Quarter          Quarter           Quarter
                                                              -------          -------          -------           -------

Revenues                                                  $      1,042,150  $     2,161,416  $     2,424,909  $      4,601,560
Operating loss                                                  (5,893,427)      (8,168,775)      (8,994,421)       (7,632,029)
Loss before income taxes                                        (5,776,130)      (8,022,168)      (8,913,303)       (7,233,739)
Net loss attributable to common stockholders                    (5,871,755)      (8,223,752)      (9,115,487)       (7,286,119)
                                                            ---------------   --------------   --------------   ---------------

      Net loss per common shareholder - basic and diluted $          (1.20) $         (1.69) $         (1.81) $          (1.35)

                                                            ===============   ==============   ==============   ===============

   The sum of quarterly per share net losses does not necessarily agree to the net loss per share for the year due to the timing of the stock issuances.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
e-centives, Inc.:

    Under date of February 9, 2001, we reported on the balance sheets of e-centives, Inc. as of December 31, 1999 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000 which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
McLean, Virginia
February 9, 2001

                                                                     SCHEDULE II

                                e-CENTIVES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


        COLUMN A                         COLUMN B          COLUMN C           COLUMN D     COLUMN E
---------------------------------       ----------   ----------------------  ----------   ----------
                                                      ADDITIONS   CHARGED                  BALANCE
                                        BALANCE AT    CHARGED TO  TO OTHER    AMOUNTS      AT END
                                        BEGINNING     COSTS AND   ACCOUNTS    WRITTEN        OF
CLASSIFICATION                          OF PERIOD     EXPENSES   DESCRIBE(1)    OFF        PERIOD
--------------                          ----------   ----------- ----------  ----------   ----------
Year ended December 31, 1998
Allowance for doubtful
  accounts..............                $       --   $        --  $    --    $       --   $       --
                                        ==========   ===========  =======    ==========   ===========
Valuation allowance on deferred
  tax asset.............                $  975,384   $ 1,960,998  $    --    $       --   $ 2,936,382
                                        ==========   ===========  =======    ==========   ===========
Year ended December 31, 1999
Allowance for doubtful
  accounts..............                $       --   $        --  $27,125    $       --   $    27,125
                                        ==========   ===========  =======    ==========   ===========
Valuation allowance on deferred
  tax asset.............                $2,936,382   $ 6,276,863  $    --    $       --   $ 9,213,245
                                        ==========   ===========  =======    ==========   ===========
Year ended December 31, 2000
Allowance for doubtful
  accounts..............                $   27,125   $   489,973  $          $  265,082   $   252,016
                                        ==========   ===========  =======    ==========   ===========
Valuation allowance on deferred
  tax asset.............                $9,213,245   $10,844,445  $    --    $       --   $20,057,690
                                        ==========   ===========  =======    ==========   ===========
----------

(1) deferred revenue

                                INDEX TO EXHIBITS

                          EXHIBIT
                          NUMBER                      DESCRIPTION
                         --------- -------------------------------------------------------------

                           3.1(1)  Restated Certificate of Incorporation of e-centives, Inc.
                           3.2(1)  Certificate of Elimination to Certificate of
                                   Designations, Rights and Preferences of Series C
                                   Convertible Preferred Stock of e-centives, Inc.
                           3.3(1)  Amended and Restated Bylaws of e-centives, Inc.
                           4.1(1)  Specimen certificate representing the Common Stock.
                           4.2(1)  Registration Rights Agreement, dated February 18, 2000, by and among e-centives, Inc. and certain stockholders named
                                   therein.
                          10.1(1)  1996 Stock Incentive Plan.
                          10.2(1)  e-centives -- Excite@Home Co-Branding Agreement, dated
                                   February 16, 2000, by and between e-centives,
                                   Inc. and At
                                   Home Corporation.
                          10.3(1)  Technology and Marketing Agreement, dated May
                                   13, 1999, by
                                   and between e-centives, Inc. and ZDNet, as
                                   amended.
                          10.4(1)  Internet Data Center Services Agreement, dated March 23,
                                   1998, by and between e-centives, Inc. and
                                   Exodus Communications, Inc.
                          10.5(1)  Employment Agreement for Kamran Amjadi, dated May 8, 1998, as amended.
                          10.6(1)  Employment Agreement for Mehrdad Akhavan, dated May 8, 1998, as amended.
                          10.7(1)  Lease Agreement, dated September 23, 1997, by and between
                                   e-centives, Inc. and Democracy Associates Limited
                                   Partnership, as amended and modified on June 29, 2000.
                          10.8(1)  Amended and Restated e-centives, Inc. Stock Option Plan.

---------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-42574).