Form 10-Q
period 2001-03-31
E CENTIVES INC
filed 2001-05-16
CIK 1092283

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                       --------------------------------



                                  FORM 10-Q






    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF  1934

                        Commission File No. 000-31559

                               E-CENTIVES, INC.
                               ----------------
            (Exact Name of Registrant as Specified in Its Charter)


                      Delaware                                               52-1988332
-------------------------------------------------------------          -----------------------
(State or Other Jurisdiction of Incorporation or Organization)         (IRS Employer ID Number)

 6901 Rockledge Drive, 7th Floor, Bethesda, Maryland                           20817
-------------------------------------------------------------          -----------------------
      (Address of Principal Executive Offices)                               (Zip Code)


      Registrant's telephone number, including area code: (301) 564-6700


                                       n/a
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES X   NO
       ---    ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            17,346,754 shares of Common Stock, par value $0.01 per
                          share, as of May 14, 2001

                               E-CENTIVES, INC.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION                                                                 PAGE
    Item 1.

        Financial Statements

           Condensed Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited)       3

           Condensed Statements of Operations (unaudited) for the three months ended
           March 31, 2000 and 2001                                                               4

           Condensed Statements of Cash Flows (unaudited) for the three months ended
           March 31, 2000 and 2001                                                               5

           Notes to Condensed Financial Statements                                               6

    Item 2.

           Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                10

    Item 3.

           Quantitative and Qualitative Disclosures About Market Risk                           15

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                  16

    Item 2.  Changes in Securities and Use of Proceeds                                          16

    Item 4.  Submission of Matters to a Vote of Security Holders.                               16

    Item 6. Exhibits and Reports on Form 8-K                                                    17

SIGNATURES                                                                                      18

EXHIBIT INDEX                                                                                   19

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               E-CENTIVES, INC.

                           CONDENSED BALANCE SHEETS


                          ASSETS                            DECEMBER 31, 2000     MARCH 31, 2001
                                                            -----------------     --------------
                                                                                   (unaudited)
Current assets:
   Cash and cash equivalents                                   $  27,062,040       $  17,519,281
   Short-term investments                                            114,491             114,491
   Accounts receivable, net of allowance for doubtful
      accounts of $252,016 at December 31, 2000 and
      $197,615 at March 31, 2001                                   3,007,426           4,033,438
   Other receivables                                                   4,209           1,346,211
   Prepaid expenses                                                1,339,185           1,166,696
   Restricted cash                                                   108,597             108,597
                                                               -------------       -------------
               Total current assets                               31,625,948          24,288,714
Property and equipment, net                                        2,993,413          13,781,042
Intangible assets, net                                             1,250,000           2,698,940
Long-term investments                                                     --           1,007,282
Restricted cash                                                      434,387             434,387
Other assets                                                          62,917              57,917
                                                               -------------       -------------
               Total assets                                    $  36,376,665       $  42,268,282
                                                                ============        ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   2,440,372       $   4,171,719
   Accrued expenses                                                  962,159             435,852
   Deferred revenue                                                  904,218           2,159,918
   Dividends payable                                               1,235,688                  --
                                                               -------------       -------------
               Total liabilities                                   5,542,437           6,767,489
                                                               -------------       -------------

Commitments and contingencies                                             --                  --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, no shares issued and outstanding at
      December 31, 2000 and March 31, 2001 (unaudited)                    --                  --
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 15,168,434 and 17,339,879 (unaudited)
      shares issued and outstanding at December 31, 2000
      and March 31, 2001, respectively                               151,684             173,399
   Additional paid-in capital                                     85,282,822          97,383,870
   Accumulated deficit                                           (54,600,278)        (62,056,476)
                                                               --------------      --------------
               Total stockholders' equity                         30,834,228          35,500,793
                                                               -------------       -------------
               Total liabilities and stockholders' equity      $  36,376,665       $  42,268,282
                                                                ============        ============





              The accompanying notes are an integral part of the
                       condensed financial statements.

                               E-CENTIVES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS



                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                               2000               2001
                                              ----------     -----------
                                                    (unaudited)
Revenue                                      $ 1,042,150     $ 1,802,575
Cost of revenue                                  400,748       2,065,512
                                             -----------     -----------
           Gross profit (loss)                   641,402        (262,937)
                                             -----------     ------------

Operating expenses:
   Product development, exclusive of
      stock-based compensation                   663,386       1,280,100
   General and administrative, exclusive
      of stock-based compensation              1,453,179       1,983,268
   Sales and marketing, exclusive of
      stock-based compensation                 3,788,143       3,285,920
   Network partner fees                          776,594         630,335
   Stock-based compensation:
      Product development                        261,996         100,035
      General and administrative                  42,168         118,618
      Sales and marketing                        218,680         125,432
                                             -----------     -----------

           Loss from operations               (6,562,743)     (7,786,645)
Interest income, net                             104,797         330,447
Other income                                      12,500              --
                                             -----------     -----------

           Loss before income taxes           (6,445,446)     (7,456,198)
Income taxes                                          --              --
                                             -----------     -----------

           Net loss                          $(6,445,446)    $(7,456,198)

Preferred stock dividend requirements
   and accretion of convertible
   redeemable preferred stock                   (148,605)             --
                                             ------------    -----------

Net loss applicable to common
   stockholders                              $(6,594,051)    $(7,456,198)
                                              ===========     ===========

Basic and diluted net loss per common
   share                                     $     (1.35)    $     (0.49)

Shares used to compute basic and diluted
   net loss per common share                   4,875,597      15,215,721



              The accompanying notes are an integral part of the
                       condensed financial statements.

                               E-CENTIVES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                     2000                2001
                                                                    ---------           --------
                                                                            (unaudited)
Cash flows from operating activities:
   Net loss                                                    $  (6,445,446)      $  (7,456,198)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                               444,800             634,174
         Stock-based compensation                                    522,844             344,085
         Provision for doubtful accounts                                  --              16,302
         (Increase) decrease in:
            Accounts receivable                                     (797,706)         (1,042,314)
            Prepaid expenses and other assets                     (2,049,495)            173,489
         Increase (decrease) in:
            Accounts payable                                        (463,884)          1,731,347
            Deferred revenue                                         477,196             (87,301)
            Accrued expenses and other liabilities                   (56,699)           (526,307)
                                                               --------------      --------------

               Net cash used in operating activities              (8,368,390)         (6,212,723)
                                                               --------------      --------------
Cash flows from investing activities:
   Purchases of short-term investments, net                           (1,989)                 --
   Purchases of long-term investments                                     --          (1,007,282)
   Acquisition of property and equipment                            (383,911)           (688,455)
   Decrease in security deposits                                          --               5,000
   Acquisition of Commerce Division                                       --            (404,917)
                                                               -------------       --------------

               Net cash used in investing activities                (385,900)         (2,095,654)
                                                               --------------      --------------
Cash flows from financing activities:
   Payment of dividends                                                   --          (1,235,688)
   Issuance of common stock                                               --              (4,944)
   Issuance of Series C convertible redeemable preferred
      stock                                                       20,456,890                  --
   Exercise of stock options                                          12,500               6,250
                                                               -------------       -------------

               Net cash (used in) provided by financing
               activities                                         20,469,390          (1,234,382)
                                                               -------------       --------------

               Net (decrease) increase in cash and cash
               equivalents                                        11,715,100          (9,542,759)

Cash and cash equivalents, beginning of period                       426,787          27,062,040
                                                               -------------       -------------

Cash and cash equivalents, end of period                       $  12,141,887       $  17,519,281
                                                                ============        ============



Supplemental disclosures of non-cash investing and financing activities:
   See Note 5 for details of the acquisition of the Commerce Division of Inktomi Corporation in exchange for 2,168,945 shares of the Company's common stock.




              The accompanying notes are an integral part of the
                       condensed financial statements.

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

        The Company is a developer of Internet direct marketing and distributed commerce infrastructure software and services. e-centives' solutions provide Internet users with a collection of technologies, tools and content to make better purchase decisions, and enable marketers to reach millions of potential customers.

        These condensed financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's Form 10-K dated April 4, 2001.

        In the opinion of the Company, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet position as of December 31, 2000 and March 31, 2001, and the results of operations and changes in cash flows for the three month periods ended March 31, 2000 and 2001.

        The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(2)     REVENUE RECOGNITION

        Revenue is generated by providing e-centives related services, licensing the Company's software product and providing other services including maintenance and technical support and consulting. The Company's services principally include of PromoMail, PromoCast, PromoCommerce, and Commerce Engine.

        The PromoMail service, sold to marketers, consists of targeted e-mails highlighting specific e-centives. Participating marketers are charged a fixed fee for each member to whom the e-mail is sent. Revenue related to the PromoMail service is recognized upon transmission of the e-mail.

        Marketers who subscribe to the PromoCast service enter into fixed-fee contracts for delivery of either a specified or unlimited number of e-centives by the Company to the accounts of a targeted group of members over the contractual period, not to exceed one year. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits their account. Because the Company has an obligation to maintain the e-centive on its system until it expires, the Company recognizes revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the contract term.

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

        When marketers purchase services on a performance contract basis for PromoMail and PromoCast, revenue is based solely on the actions of our members. We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases or the amount of sales generated by our members. Revenue is recognized upon the click-through or upon notification by the marketer of the number or amount of applicable sales.

        We generate revenues from the Commerce Engine primarily through license, support and maintenance fees from Internet portal and other Web site destination customers and revenue-sharing arrangements with participating online merchants. Our contracts for our Commerce Engine currently provide for payments to the Company consisting of implementation fees and annual information service fees from Internet sites, as well as annual service fees from merchants. Revenue for these services are recognized ratably over the term of the contract.

        Marketers may contract for consulting services, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided.

        Revenue also includes barter revenues, which represent exchanges by the Company of promotional e-mail deliveries for reciprocal advertising space or traffic on other Web sites ("marketing partner transactions"). Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of emails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for similar email deliveries in accordance with EITF 99-17. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included as part of sales and marketing expense. These transactions comprise approximately 68% of the Company's revenue during the quarter ended March 31, 2001.

(3)     FINANCIAL INSTRUMENTS

        (a)  Long-term investments

        Long-term investments consist of certificates of deposit with an original maturity longer than twelve months. The fair value of such securities approximates cost and there were no material unrealized gains or losses at March 31, 2001.

        (b)  Letters of credit

        As part of the amended and modified lease agreement between the Company and Democracy Associates Limited Partnership on June 29, 2000 for its headquarters office space lease in Bethesda, Maryland, the Company is required to have an irrevocable letter of credit in the amount of $542,984 as a security deposit throughout the lease term. A certificate of deposit for this amount has been established by the Company in the event that the letter of credit is executed. The letter of credit will be reduced by 20% on the first day of the second lease year assuming the Company is not in default of the lease agreement.

        Commensurate with the acquisition of the Commerce Division of Inktomi Corporation (see Note 5), the Company entered into a sublease agreement with Inktomi Corporation for office space in Redwood Shores, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $1,007,282 as a security deposit throughout the lease term. A certificate of deposit for this amount has been established by the Company. This certificate of deposit is classified in long-term investments as of March 31, 2001 because the legal documentation establishing the letter of credit was not completed as of March 31, 2001. Upon execution, the certificate of deposit will be classified as restricted cash.

(4)     BASIC AND DILUTED NET LOSS PER SHARE

        The Company computes net income (loss) per share in accordance with SFAS 128, Earnings Per Share, which requires certain disclosures relating to the calculation of earnings
(loss) per common share. The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the three months ended March 31, 2000 and 2001.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2000           2001
                                                      ----           ----
Net loss.......................................  $  (6,445,446)  $  (7,456,198)
Preferred stock dividend requirements and
   accretion of convertible redeemable
   preferred stock.............................       (148,605)             --
                                                 -------------   -------------

Net loss applicable to common stockholders.....  $  (6,594,051)  $  (7,456,198)
                                                 =============   =============
Weighted average shares of common stock
   outstanding.................................      4,875,597      15,215,721
                                                 =============   =============


Basic and diluted net loss per common share....  $       (1.35)  $       (0.49)
                                                 =============   =============

        Diluted net loss applicable to common stockholders for the three months ended March 31, 2000 and 2001 excludes stock options and warrants due to their antidilutive effect.


(5)     ACQUISITION

        On March 28, 2001, the Company acquired the Commerce Division of Inktomi Corporation ("Commerce Division") in a purchase business combination for $12,182,289, consisting of 2,168,945 shares of the Company's common stock valued at $11,777,372 and approximately $404,917 in acquisition costs. A total of 2,551,700 shares of our common stock, or 14.4% of our outstanding common stock, were issued, with 40% placed into escrow. Thirty eight percent of the escrow shares, or 382,755, are to be released based upon the achievement of contractually defined revenue and performance targets for the Commerce Division. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price, the Company also issued to Inktomi Corporation a warrant to purchase an additional 1,860,577 shares of the Company's common stock upon the achievement of additional revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition. Results of the Commerce Division have been included with those of the Company for the period subsequent to the date of acquisition. The Company has initially valued assets acquired and liabilities assumed based on recorded book values, which approximate estimated fair market values, and has preliminarily recorded the excess of the purchase consideration over the estimated fair value of net assets acquired as goodwill. The goodwill of $1,698,939 is being amortized on a straight-line basis over 3 years. The total purchase price of $12,182,289, including acquisition costs of $404,917, was allocated to the assets and liabilities acquired based on their estimated fair values as follows:



Current Assets                                   $    1,343,003
Property and equipment                               10,483,350
Goodwill and other intangibles                        1,698,939
Current liabilities                                  (1,343,003)
                                                 --------------

               Total consideration paid          $   12,182,289
                                                 ==============

        The Company has engaged an independent third-party appraiser who is undertaking a valuation of the tangible and intangible assets acquired and liabilities assumed as part of this acquisition.

        The following unaudited pro forma results of operations for the three months ended March 31, 2000 and 2001 are presented as though the Commerce Division had been acquired at the beginning of 2000, after giving effect to purchase accounting adjustments relating to amortization of intangible assets.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2000          2001
                                                      ----          ----
Revenue                                          $  4,026,000   $  3,764,000

Net loss                                         $ (9,614,000)  $(12,574,000)

Weighted average shares of common stock
   outstanding.................................     7,044,542     15,215,721


Basic and diluted net loss per common share      $      (1.36)  $      (0.83)


        The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Commerce Division acquisition been consummated on January 1, 2000, nor are they necessarily indicative of future operating results.

        In connection with the acquisition, the Company entered into a license agreement and reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to the Company to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing. In addition, commensurate with the acquisition, the Company hired 70 of Inktomi's Commerce Division employees and entered into a sublease agreement with Inktomi Corporation for approximately 30,724 square feet of office space in Redwood Shores, California. The term of the sublease is for 9 years and the base rent is $132,236 per month. Inktomi Corporation has agreed to provide the Company with certain transition services and support with respect to certain facilities and functions for up to six months following the acquisition.

(6)     PARTNER AGREEMENTS

        On March 31, 2001, the Company terminated its Co-Branding Agreement with Excite@Home ("Excite"), dated as of February 16, 2000 and amended December 30, 2000. The termination agreement relieved the Company of all of its future obligations, including making payments of up to $13 million to Excite over the next two years. In connection with the Termination Agreement, the Company also purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite. Effective April 1, 2001, the Company entered into a new one-year agreement with Excite, whereby Excite will provide the Company with access to e-mail and other subscriber information. In exchange for this information, the Company will pay Excite a percentage of the revenue generated from these subscribers.

(7)     RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in "Item 1 - Financial Statements." The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over which we may have little or no control. A number of important factors, including those identified under the caption "Risk Factors" in our registration statement on Form S-1 (SEC File No. 333-42574) and our annual report on Form 10-K for the year ended December 31, 2000 which hereby are incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services; the ability to integrate the recently-acquired Commerce division into our operations and the ability of that business to achieve satisfactory operating results; our ability to grow our partner network and membership base; membership usage of our system; retention of major merchant clients or significant network partners or amendments of our arrangements with them; competitive factors; lack of growth or decline in Internet usage; failure to keep pace with changing technologies and protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

GENERAL

        We currently provide an online direct marketing system that delivers promotions, which we call e-centives, to consumers across the web sites of our network partners and by e-mail. We developed a web-based application that enables consumers to register to receive e-centives at our network partners' web sites or through our web site, www.e-centives.com. Our members provide demographic information and indicate interests in product categories in return for e-centives targeted to their shopping preferences. We create an online account for each member, which can be accessed on the web site of the network partner through which they joined and on our web site. Members can also elect to receive e-centives by e-mail. We offer technology to our marketers, that automatically recognizes our members when they enter the marketer's web site, and highlights and applies relevant e-centives during the shopping and purchase process.

RECENT ACQUISITION OF COMMERCE BUSINESS

        On March 28, 2001, we completed the acquisition of the Commerce
Division of Inktomi Corporation, a developer of scalable Internet infrastructure software based in Foster City, California. We exchanged
2,551,700 shares of our common stock, or 14.4% of our outstanding common stock, for the assets of the division. Of the 2,551,700 shares issued to Inktomi Corporation in the acquisition, 1,020,680 shares, or 40%, were placed in escrow, 382,755 of which will be released to Inktomi Corporation based upon the achievement of revenue and performance targets for the acquired business at the end of twelve and eighteen months following the closing. If such performance and revenue criteria are not achieved for such periods, then all such shares will be returned to us. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price the Company also issued a warrant to purchase an additional 1,860,577 shares of the Company's common stock upon the achievement of additional revenue targets at the end of twelve months following the closing. In connection with the acquisition, the Company entered into a license agreement and a reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to the Company to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing.

        The Commerce Engine is the primary product offering of the acquired business. Inktomi Corporation launched the first commercial version of the Commerce Engine in mid-1999. The Commerce Engine is designed to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information. The Commerce Engine is also designed to track and confirm purchases made by end-users of our customers' services and to generate invoices for our online merchants to support performance-based marketing arrangements among multiple parties.

        Through this acquisition, we believe we will further strengthen our position as a leading provider of specialized Internet infrastructure solutions, including direct marketing and distributed commerce. We believe that the combined technologies, content, and services will enable us to provide Internet users with attractive, personalized tools to make better purchasing decisions online and offline. With this transaction, we also added several new clients - including AT&T, NTT, Excite UK, and The Washington Post
- as well as a broadened portfolio of products and services to offer existing clients. We also gained an immediate foothold in Europe with newly hired Commerce Division employees located in London.

PRODUCTS AND REVENUES

        We launched our e-centives service in November 1998. We typically enter into contracts for the delivery of our service on behalf of marketers and our network partners. We deliver e-centives through our suite of services, principally comprised of PromoMail, PromoCast and PromoCommerce. We also offer these services on a performance contract basis. Our newest product offering is the Commerce Engine, which we acquired from Inktomi at the end of March 2001.

        Between November 1998 and June 1999, while we were introducing our service, we allowed marketers to use our system at no charge. We began generating revenue in the third quarter of 1999 with 100% of the revenue in 1999 generated from the delivery of e-centives to members on behalf of marketers and network partners.

For the three months ended March 31, 2000, our revenue breakdown was as follows:

  - 82% from the purchase of services on a fixed fee contractual basis (32% from PromoCast, 3% from PromoCommerce and 47% from PromoMail)

  -     18% from the delivery of e-mails for ZDNet


For the three months ended March 31, 2001, our revenue breakdown was as follows:

  - 94% from the purchase of services on a fixed fee contractual basis (88% from PromoMail)

  -     5% from the purchase of services on a performance contract basis

  - 1% from the Commerce Engine (allocation for three days based on date of acquisition)

        Over the past few years, e-mail has become the predominant internet application as measured by the percentage of users and total message volume online. Due to its targeting and personalization capabilities, and relatively low cost of implementation, the use of e-mail as a marketing vehicle has significantly increased as a percentage to total online marketing dollars. E-mail marketing is also flexible for both customer acquisition and retention. Similar to the increased interest in the marketplace for e-mail marketing as a whole, sales of our PromoMail services has become a much higher percentage of our total sales.

        In certain cases, we are paid part or all of our services up front, but recognize revenue upon delivery of our services over the contract term. We have, and expect to continue to have, a deferred revenue liability on our balance sheet.

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

        Our PromoCommerce service consists of several components including a PromoCast package, perpetual software license and maintenance on such software. Revenue related to the incorporated PromoCast package is recognized ratably over the term of the contract. The software components enable the subscribing merchant's site to recognize our members when they enter into the merchant's web site and automatically detect, highlight and apply relevant e-centives during the shopping and purchase process. The maintenance component provides subscribing merchants with product updates and telephone support services. Our customer support contracts typically have a one-year term, and revenue is recognized ratably over the term of the contract.

        When marketers purchase services on a performance contract basis for PromoMail and PromoCast, revenue is based solely on the actions of our members. We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases or the amount of sales generated by our members. Revenue is recognized upon the click-through or upon notification by the marketer of the number or amount of applicable sales.

        Our initial revenues from the Commerce Engine have been generated primarily through license, support and maintenance fees from Internet portal and other Web site destination customers and revenue-sharing arrangements with participating online merchants. Our contracts for our Commerce Engine currently provide for payments to us consisting of implementation fees and annual information service fees from Internet sites, as well as annual service fees and transaction fees from participating online merchants.

        We also provide consulting services to marketers, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided. To date, we have recognized an insignificant amount of revenue from consulting services.

MARKETING PARTNERS

        In the first quarter of 2001, we entered into several barter transactions (marketing partner transactions) that consist of the sale of large quantities of outbound e-mail to marketing partners, and the purchase of banner advertisements and outbound e-mail services by e-centives from these same partners. We generally enter into a contractual relationship with a marketing partner for delivery of a specified quantity of targeted e-mails to our membership database or other databases, offering promotions and special offers on behalf of the marketing partners. In addition, we place orders with the marketing partner to purchase a specified volume of banner advertisements, website click-throughs or outbound e-mail. This marketing activity is designed to drive the marketing partners' viewers and members to our registration page to register for the e-centives service. Revenue and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for e-mail deliveries in accordance with EITF 99-17. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as the delivery of the promotional e-mails and are included as part of sales and marketing expense. These transactions comprised approximately 68% of the Company's revenue during the quarter ended March 31, 2001.

        In light of the significant amount of our revenue generated by these marketing partner transactions in the first quarter of 2001, there is substantial risk that our revenue could be negatively impacted in future quarters if we do not complete sufficient additional transactions to meet our revenue goals. In addition, if we are either unable or unwilling to continue purchasing banner advertising, or other forms of marketing services, from our marketing partners, they may be unwilling to purchase our services, thus having a negative effect on our ability to generate revenue in the future.

        In certain cases, we are paid part or all of our services up front, but recognize revenue upon delivery of our services over the contract term. We have, and expect to continue to have, a deferred revenue liability on our balance sheet.

        On March 31, 2001, the Company renegotiated its Co-Branding Agreement with Excite@Home ("Excite"), dated as of February 16, 2000 and amended December 30, 2000. The renegotiated agreement relieves us from obligations to make payments of up to $13 million to Excite over the next two years. The new agreement with Excite is a one-year agreement whereby Excite will provide the Company with access to e-mail and other subscriber information. In exchange for this information, we will pay Excite a percentage of the revenue generated from these subscribers. In connection with the renegotiation, we purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite, of which $1.0 million was used as of March 31, 2001.

CERTAIN INDUSTRY TRENDS

        There has been a recent slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies. Many retail Internet companies are having difficulties raising capital, borrowing money and otherwise funding their operating losses. In addition to our traditional brick and mortar merchants, we have a number of clients that are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital. These marketer clients are experiencing even greater cash flow problems due to this slowdown. Therefore, some of our marketer clients could fail. As a result of the difficulties of some of our marketer clients, we have had to expend additional effort to collect our accounts receivable, and in certain cases have had to settle for less than the total amount owed. In the three months ended March 31, 2001, we incurred charges related to an increase of $16,302 in our provision for doubtful accounts and wrote off $70,703 in bad debt. While we believe that our allowance for doubtful accounts as of March 31, 2001 is adequate to cover any difficulties with the collection of our accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

        In light of the recent turmoil in the Internet sector, many advertisers are tightening their marketing budgets which may affect our sales in upcoming quarters. We may face additional challenges in the second quarter of 2001 due to the Internet slowdown. We expect that this trend will continue in the near future. We plan to continue to expand our business to include additional direct marketing and commerce products and services so as to grow our business over the near term.

RESULTS OF OPERATIONS

        The following presents our financial position and results of operations as of and for the three months ended March 31, 2001. Since then, we have continued to incur substantial losses. We expect to continue to incur losses through 2001 as we continue to promote, develop and deploy our business.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

        Revenue. Revenue increased by $760,425 to $1,802,575 in the three months ended March 31, 2001 compared to $1,042,150 in the three months ended March 31, 2000. Of total first quarter revenues, $1,216,850 was generated through marketing partner transactions as described in the Overview. There were no marketing partner transactions during the first quarter of 2000.

        Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services for our marketers, including personnel costs associated with providing our services, depreciation of servers, network and hosting charges, and network partner revenue share payments. Cost of revenue increased by $1,664,763 to $2,065,511 in the three months ended March 31, 2001 compared to $400,748 in the three months ended March 31, 2000. We primarily attribute the fluctuation to increased partner revenue share payments associated with our increased revenue and a one-time purchase of $1,000,000 of outbound e-mail services from Matchlogic, a wholly owned subsidiary of Excite, in connection with the renegotiation of our agreement with our agreement with Excite.

        Product Development. Product development consists primarily of expenses related to the development of our technology and the maintenance of our data, including payroll and related expenses for personnel and associated software and hardware maintenance costs. We expense product development costs as we incur them. Product development expenses increased by $616,714 to $1,280,100 in the three months ended March 31, 2001, compared to $663,386 in the three months ended March 31, 2000. The majority of this increase resulted from increased product development personnel costs associated with the development of our systems, including its infrastructure and computer software.

        General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $530,089 to $1,983,268 in the three months ended March 31, 2001, compared to $1,453,179 in the three months ended March 31, 2000. The fluctuation was the result of several factors, including an increase of $240,102 in general and administrative salaries in the first quarter of 2001 compared to the first quarter of 2000 due to growth in the number of personnel. The fluctuation in general and administrative expenses also includes an increase in rent expense of $318,503 in the first quarter of 2001 compared to the first quarter of 2000 as we obtained additional office space in September 2000.

        Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $502,223 to $3,285,920 in the three months ended March 31, 2001, compared to $3,788,143 in the three months ended March 31, 2000. While on-line marketing expenditures targeted at attracting marketers and network partners to our direct marketing system increased by $1,118,368 for the first quarter of 2001; broadcast, printed publications and other marketing efforts were lower by $1,464,219 when compared to the same quarter in 2000. Marketing partner transactions accounted for $1,030,037 of the on-line marketing expenditures for three months ended March 31, 2001.

        Network Partner Fees. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees decreased by $146,259 to $630,335 in the three months ended March 31, 2001, compared to $776,594 in the three months ended March 31, 2000. This decrease is primarily the result of a shift from paying our partners a fixed fee per new member to revenue share arrangements that are classified as cost of revenue.

        Interest income, net. Interest income, net consists of income on our cash balances less interest expense on long-term debt. Net interest income increased by $225,650 to $330,447 in the three months ended March 31, 2001, compared to $104,797 for the three months ended March 31, 2000. We earned more interest income in the first quarter of 2001 due to higher cash balances resulting from our initial public offering in October 2000.

        Stock-based compensation. Stock-based compensation expenses consist of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses decreased by $178,759 to $344,085 in the three months ended March 31, 2001, compared to $522,844 for the three months ended March 31, 2000. This decrease can be attributed to performance based options that were fully vested in 2000.

        Net loss. Net loss increased by $1,010,752 to $7,456,198 in the three months ended March 31, 2001, compared to $6,445,446 for the three months ended March 31, 2000. The fluctuation is primarily attributed to the increase in cost of revenue of $1,664,763 and operating expenses of $319,563, netted against the increase in revenue of $760,425 and interest income of $225,650.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception through September 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, through which we raised net proceeds of $45,829,578 through September 2000. Our last private offering was completed in February 2000, in which we issued 2,328,434 shares of our Series C convertible preferred stock with approximate total proceeds of $23,800,000. On October 10, 2000, we completed an initial public offering in Switzerland of shares of our common stock which are listed on the SWX New Market Segment of the SWX Swiss Exchange (the "Swiss IPO"). After deducting expenses and underwriting discounts, we received approximately $36.7 million in proceeds from this transaction. All of our shares of preferred stock converted automatically on the closing of the Swiss IPO.

        At March 31, 2001, we held $17,633,772 in cash and cash equivalents and short-term investments. We hold restricted cash of $542,984 and long-term investments of $1,007,282 as collateral for letter of credit commitments to secure a our lease payment obligations.

        Cash used in operating activities was $8,368,390 and $6,212,724 for the three months ended March 31, 2000 and 2001, respectively. For both periods, the net cash flows used in operating activities largely reflect the Company's net losses.

        Cash used in investing activities was $385,900 and $2,095,654 for the three months ended March 31, 2000 and 2001, respectively. The increase in net cash used for investing activities reflects the increase in long-term investments of $1,007,282 for the certificate of deposit associated with the sublease agreement with Inktomi Corporation for office space in Redwood Shores, California.

        The cash used in financing activities of $1,234,382 for the three months ended March 31, 2001 was primarily due to the March 2, 2001 payment of dividends that were declared on preferred stock in 2000. Cash provided by financing activities was $20,469,390 for the three months ended March 31, 2000, with the majority due to the February 2000 private offering of our Series C convertible preferred stock.

        We believe that our existing cash resources may be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the fourth quarter of this year. However, we plan to raise additional funds sooner to fund our planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We intend to pursue financing in the near future, and to cut back on expenses if necessary to conserve cash. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue or expand our business.

        We have already undertaken a series of cost-cutting measures to preserve cash and will continue to do so. Following completion of the Commerce Division acquisition, we eliminated 21 redundant positions (approximately 11% of our workforce) in late April 2001. We have similarly undertaken efforts to reduce marketing, real estate, and general overhead expenses. We will continue to look prudently at all expenditures in order to control costs and make additional cuts as necessary.

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

                         PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

        There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2001, including any change in the status or our settlement with coolsavings.com, which is summarized below.

    The terms of the settlement with coolsavings.com provide for a cross-license between us and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we will make the payments of up to $1.35 million to coolsavings as follows:

    - $600,000 which was paid to coolsavings at the signing of the settlement documents on September 29, 2000;

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On March 28, 2001 the Company issued 2,551,700 shares of its unregistered common stock pursuant to the acquisition of Inktomi Corporation. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under Rule 506.

        Between January 1, 2001 and March 31, 2001, we granted options to purchase a total of 919,750 shares of common stock under the amended and restated Stock Option and Incentive Plan to certain of our employees and directors, including 748,250 options to employees transitioned from the recently acquired Commerce Division. During that period, 1 optionee exercised options to purchase 2,500 shares of common stock. These securities were issued without registration under the Securities Act in reliance upon an exemption from registration under Rule 701.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        By written consent dated March 23, 2001, holders of a majority of the outstanding shares of our common stock executed a written stockholder consent approving the following: (i) amended our Certificate of Incorporation to increase our total authorized capital stock from 35,000,000 shares to 50,000,000 shares in connection with an increase in our authorized common stock from 25,000,000 shares to 40,000,000 shares, (ii) amended the Stock Option Plan to increase the maximum number of shares available for issuance thereunder from 3,700,000 to 5,000,000, and (iii) amended the Stock Option Plan to set the following limits on stock and cash awards (a) 600,000 as the maximum number of shares of common stock subject to options that can be awarded under the Stock Option Plan to any person would per year, (b) 300,000 as the maximum number of shares of common stock that can be awarded under the Stock Option Plan to any person per year, (c) $1,000,000 as the maximum amount that may be earned as an annual incentive award or other cash award in any fiscal year by any one person, and (d) $3,000,000 as the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one person. The affirmative vote of 7,620,538 shares was received by written consent. Under applicable federal securities laws, the amendments cannot be effected until at least 20 days after the information statement is sent or given to our stockholders. The information statement was mailed to stockholders on or about May 10, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a)      Exhibits

           A list of exhibits filed herewith is contained on the Index to Exhibits immediately preceding such exhibits, which is incorporated herein by reference.

   b)      Reports on Form 8-K

           Form 8-K was filed with the SEC on January 24, 2001 and April 11, 2001 with respect to the acquisition of the Commerce Division of Inktomi Corporation. See Note 4 of Notes to Condensed Financial Statements included herein.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of May, 2001.


                                        E-CENTIVES, INC.




                                        By: /s/ DAVID A. SAMUELS
                                           --------------------------------

                                           David A. Samuels
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit No.    Exhibit Name
-----------    ------------
2.1            Asset Purchase Agreement, dated January 18, 2001, between
               e-centives, Inc. and Inktomi Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by e-centives on April 11, 2001).

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

10.2           Amended and Restated Stock Option and Incentive Plan
               (incorporated herein by reference to Exhibit 99.2 to the e-centives' Registration Statement on Form S-8 (Registration No.
               333-58244))

10.3 Technology License Agreement, dated March 28, 20001, between e-centives and Inktomi Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by e-centives on April 11, 2001)

27.1           Financial Data Schedule
