Form 10-Q
period 2001-06-30
E CENTIVES INC
filed 2001-08-14
CIK 1092283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-31559

                                E-CENTIVES, INC.
                                ----------------
             (Exact Name of Registrant as Specified in Its Charter)

                                  Delaware                                52-1988332
              ------------------------------------------------         ----------------
              (State or Other Jurisdiction of Incorporation or         (IRS Employer ID
                                Organization)                               Number)

             6901 Rockledge Drive, 7th Floor, Bethesda, Maryland             20817
             ---------------------------------------------------             -----
                  (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (240) 333-6100

                                       n/a
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

             17,729,509 shares of Common Stock, par value $0.01 per
                          share, as of August 14, 2001

                                E-CENTIVES, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                          PART I - FINANCIAL INFORMATION                                   PAGE

    Item 1.

        Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30,
           2001 (unaudited)                                                                  3

           Condensed Consolidated Statements of Operations (unaudited) for the three
           and six months ended June 30, 2000 and 2001                                       4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the six
           months ended June 30, 2000 and 2001                                               5

           Notes to Condensed Consolidated Financial Statements                              6

    Item 2.

           Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                        9

    Item 3.

           Quantitative and Qualitative Disclosures About Market Risk                       18

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                              18

    Item 2.  Changes in Securities and Use of Proceeds                                      18

    Item 6.  Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                                  19

EXHIBIT INDEX                                                                               20

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                E-CENTIVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                       ASSETS                            DECEMBER 31, 2000     JUNE 30, 2001
---------------------------------------------------    ---------------------  ----------------
                                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents                                $27,062,040          $10,562,387
   Short-term investments                                       114,491               72,676
   Accounts receivable, net of allowance for doubtful
      accounts of $252,016 at December 31, 2000 and
      $169,466 at June 30, 2001                               3,007,426              629,774
   Other receivables                                              4,209                3,060
   Prepaid expenses                                           1,339,185              697,288
   Restricted cash                                              108,597                   --
   Other current assets                                              --                4,377
                                                            -----------          -----------
               Total current assets                          31,625,948           11,969,562
Property and equipment, net                                   2,993,413           13,572,788
Intangible assets, net                                        1,250,000            2,010,421
Long-term investments                                                --            1,007,282
Restricted cash                                                 434,387              449,579
Other assets                                                     62,917               31,250
                                                            -----------          -----------
               Total assets                                 $36,376,665          $29,040,882
                                                            ===========          ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $ 2,440,372          $ 1,784,885
   Accrued expenses                                             962,159            1,538,070
   Deferred revenue                                             904,218              885,163
   Dividends payable                                          1,235,688                   --
                                                            -----------          -----------
               Total liabilities                              5,542,437            4,208,118
                                                            -----------          -----------

Commitments and contingencies                                        --                   --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, no shares issued and outstanding at
      December 31, 2000 and June 30, 2001 (unaudited)                --                   --
   Common stock, $.01 par value, 40,000,000 shares
      authorized, 15,168,434 and 17,346,754
      (unaudited) shares issued and outstanding at
      December 31, 2000 and June 30, 2001, respectively         151,684              173,468
   Additional paid-in capital                                85,282,822           97,712,806
   Accumulated deficit                                      (54,600,278)         (73,053,510)
                                                            -----------          -----------
               Total stockholders' equity                    30,834,228           24,832,764
                                                            -----------          -----------
               Total liabilities and stockholders' equity   $36,376,665          $29,040,882
                                                            ===========          ===========


               The accompanying notes are an integral part of the
                  Condensed Consolidated Financial Statements.

                                E-CENTIVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                             ---------------------------           -------------------------
                                               2000              2001               2000               2001
                                       --------------------------------------------------------------------------
                                                   (UNAUDITED)                          (UNAUDITED)
Revenue                                     $ 2,161,416      $  1,403,293       $  3,203,567       $  3,205,868
Cost of revenue                                 435,465         2,748,471            836,213          4,813,983
                                            -----------      -------------      ------------       ------------
           Gross profit (loss)                1,725,951        (1,345,178)         2,367,354         (1,608,115)
                                            -----------      ------------       ------------       ------------

Operating expenses:
   Product development, exclusive of
      stock-based compensation                  795,998         2,567,635          1,459,384          3,847,735
   General and administrative,
      exclusive of stock-based compensation   1,668,719         3,153,498          3,121,897          5,136,766
   Sales and marketing, exclusive of
      stock-based compensation                5,284,484         3,483,073          9,072,623          6,768,993
   Network partner fees                       1,697,914           280,709          2,474,510            911,044
   Stock-based compensation:
      Product development                       354,142           104,151            616,138            204,186
      General and administrative                 78,053           100,200            120,221            218,818
      Sales and marketing                       177,245           124,334            395,925            249,766
                                            -----------      ------------       ------------       ------------

           Loss from operations              (8,330,604)      (11,158,778)       (14,893,344)       (18,945,423)
Interest income, net                            134,107           161,744            238,904            492,191
Other income                                     12,500                --             25,000                 --
                                            -----------      ------------       ------------       ------------

           Loss before income taxes          (8,183,997)      (10,997,034)       (14,629,440)       (18,453,232)
Income taxes                                         --                --                 --                 --
                                            -----------      ------------       ------------       ------------

           Net loss                          (8,183,997)      (10,997,034)       (14,629,440)       (18,453,232)

Preferred stock dividend requirements
   and accretion of convertible
   redeemable preferred stock                  (201,584)               --           (350,189)                --
                                            -----------      ------------       ------------       ------------

Net loss applicable to common
   stockholders                             $(8,385,581)     $(10,997,034)      $(14,979,629)      $(18,453,232)
                                            ===========      =============      =============      ============

Basic and diluted net loss per common
   share                                    $     (1.72)     $      (0.63)      $      (3.07)      $      (1.13)

Shares used to compute basic and
   diluted net loss per common share          4,879,375        17,342,393          4,882,458         16,274,510


               The accompanying notes are an integral part of the
                  Condensed Consolidated Financial Statements.

                                E-CENTIVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------------------
                                                              2000                     2001
                                                       ----------------------  --------------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                 $(14,629,440)           $(18,453,232)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                           911,374               2,571,656
         Stock-based compensation                              1,132,284                 672,770
         Provision for doubtful accounts                              --                  75,474
         (Increase) decrease in:
            Accounts receivable                               (2,582,457)              2,649,412
            Prepaid expenses and other assets                    179,210                 638,670
            Other receivables                                         --                 755,115
         Increase (decrease) in:
            Accounts payable                                     571,667                (655,487)
            Deferred revenue                                   1,057,881              (1,051,460)
            Accrued expenses and other liabilities              (184,128)                558,161
                                                            ------------            ------------

               Net cash used in operating activities         (13,543,609)            (12,238,921)
                                                            ------------            ------------
Cash flows from investing activities:
   Purchases of short-term investments                          (547,081)                 (1,915)
   Sale of short-term investments                                     --                 137,135
   Purchases of long-term investments                                 --              (1,007,282)
   Acquisition of property and equipment                        (802,869)             (1,699,915)
   Decrease (increase) in security deposits                      (64,064)                 31,667
   Acquisition of Commerce Division                                   --                (504,109)
                                                            ------------            -------------

               Net cash used in investing activities          (1,414,014)             (3,044,419)
                                                            ------------            ------------
Cash flows from financing activities:
   Payment of dividends                                               --              (1,235,688)
   Issuance of Series C convertible redeemable
     preferred stock                                          20,456,890                      --
   Exercise of stock options                                      12,500                  19,375
                                                            ------------            ------------

               Net cash (used in) provided by
                 financing activities                         20,469,390              (1,216,313)
                                                            ------------            ------------

               Net (decrease) increase in cash and
                 cash equivalents                              5,511,767             (16,499,653)

Cash and cash equivalents, beginning of period                   426,787              27,062,040
                                                            ------------            ------------

Cash and cash equivalents, end of period                    $  5,938,554            $ 10,562,387
                                                            ============            ============

  Supplemental disclosures of non-cash investing and financing activities: See
   Note 5 for details of the acquisition of the Commerce Division of Inktomi Corporation in exchange for 2,168,945 shares of the Company's common stock.

               The accompanying notes are an integral part of the
                  Condensed Consolidated Financial Statements.

                                E-CENTIVES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

     These Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's Form 10-K dated April 4, 2001.

     In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the balance sheet position as of December 31, 2000 and June 30, 2001, the results of operations for the three and six month periods ended June 30, 2000 and 2001, and the changes in cash flows for the six month periods ended June 30, 2000 and 2001.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(2)     REVENUE RECOGNITION

     Revenue is generated by providing e-centives related services, licensing the Company's software product and providing other services including maintenance and technical support and consulting. The Company's products principally include PromoMail, PromoCast, PromoCommerce, and the Commerce Engine.

     PromoMail is a service that consists of targeted e-mails highlighting specific e-centives. Marketers can purchase this service on a fixed fee basis or on a performance basis. For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail. When marketers purchase the PromoMail service on a performance basis, revenue is based solely on the actions of the Company's members. The Company earns a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by the Company's members, or the amount of sales generated by the Company's members. Revenue is recognized upon the click-through or upon notification by the marketer of the number or amount of applicable sales.

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

     The PromoCommerce service is a fixed-fee contract consisting of several components, including a PromoCast package, a perpetual software license and maintenance on the accompanying software. The Company has not sold software or maintenance separately; therefore, vendor specific objective evidence has not been established. The related revenue is recognized ratably over the term of the contract.

     Revenue generated from the Commerce Engine is primarily through license, support and maintenance fees from Internet portal and other Web site destination customers. The Company also generates revenue from participating online merchants. The contracts for our Commerce Engine currently provide for payments to the Company consisting of implementation fees and annual information service fees from Internet sites, as well as annual service fees and monthly transaction fees from merchants. Revenue for these services is recognized ratably over the term of the contract.

     Marketers may contract for consulting services, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided.

     Revenue also includes barter revenues, which represent exchanges by the Company of promotional e-mail deliveries for reciprocal advertising space or traffic on other Web sites ("marketing partner transactions"). Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of emails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for similar email deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included as part of sales and marketing expense. These transactions comprised approximately 11% of the Company's revenue during the three months ended June 30, 2001 and approximately 43% of the Company's revenue during the six months ended June 30, 2001.

(3)     FINANCIAL INSTRUMENTS

(a) Long-term investments

     Long-term investments consist of certificates of deposit with an original maturity longer than twelve months. The fair value of such securities approximates cost and there were no material unrealized gains or losses at June 30, 2001.

(b) Letters of credit

     As part of the amended and modified lease agreement, dated June 29, 2000, for the Company's headquarters office space lease in Bethesda, Maryland, the Company is required to have an irrevocable letter of credit as a security deposit throughout the lease term. In the event that the letter of credit is executed, a certificate of deposit has been established by the Company. The letter of credit for the first year was $542,984 and was reduced to $449,579 on June 29, 2001, the first day of the second lease year.

     Commensurate with the acquisition of the Commerce Division of Inktomi Corporation (see Note 5), the Company entered into a sublease agreement with Inktomi Corporation for office space in Redwood Shores, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $1,007,282 as a security deposit throughout the lease term. A certificate of deposit for this amount has been established by the Company. This certificate of deposit is classified in long-term investments as of June 30, 2001 because the legal documentation establishing the letter of credit was not completed as of June 30, 2001. Upon execution, the certificate of deposit will be classified as restricted cash.

(4) BASIC AND DILUTED NET LOSS PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS 128, Earnings Per Share, which requires certain disclosures relating to the calculation of earnings (loss) per common share. The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the six months ended June 30, 2000 and 2001.

                                                SIX MONTHS ENDED JUNE 30,
                                           ----------------------------------
                                                 2000              2001
                                           ----------------  ----------------
Net loss...............................      $(14,629,440)     $(18,453,232)
Preferred stock dividend requirements
   and accretion of convertible
   redeemable preferred stock..........          (350,189)               --
                                             ------------      ------------

Net loss applicable to common
   stockholders........................      $(14,979,629)     $(18,453,232)
                                             ============      ============
Weighted average shares of common stock
   outstanding.........................         4,882,458        16,274,510
                                             ============      ============

Basic and diluted net loss per common
   share...............................      $      (3.07)     $      (1.13)
                                             ============      ============

     Diluted net loss applicable to common stockholders for the six months ended June 30, 2000 and 2001 excludes stock options and warrants due to their antidilutive effect.

(5)     ACQUISITION

     On March 28, 2001, the Company acquired the Commerce Division of Inktomi Corporation ("Commerce Division") in a purchase business combination for $12,281,480, consisting of 2,168,945 shares of the Company's common stock valued at $11,777,371 and approximately $504,109 in acquisition costs. A total of 2,551,700 shares of our common stock, or 14.4% of our outstanding common stock, were issued, with 40% placed into escrow. Thirty eight percent of the escrow shares, or 382,755, are to be released based upon the achievement of contractually defined revenue and performance targets for the Commerce Division. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price, the Company also issued to Inktomi Corporation a warrant to purchase an additional 1,860,577 shares of the Company's common stock upon the achievement of additional revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition.

     The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company engaged an independent third-party appraiser to perform a valuation of the tangible and intangible assets associated with the acquisition. The Company is amortizing the identifiable intangible assets on a straight-line basis over 2-3 years. Based upon the preliminary valuation, the total purchase price of $12,281,480 was allocated as follows:

                    Current assets                      $  1,102,350
                    Property and equipment                 5,508,799
                    Internally developed software          5,325,166
                    Intangible assets                      1,377,570
                    Deferred revenue                      (1,032,405)
                                                        ------------
                                   Total consideration  $ 12,281,480
                                                        ============

     Results of the Commerce Division have been included with those of the Company for the period subsequent to the date of acquisition.

     In connection with the acquisition, the Company entered into a license agreement and reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to the Company to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing. In addition, commensurate with the acquisition, the Company hired 70 of Inktomi's Commerce Division employees and entered into a sublease agreement with Inktomi Corporation for approximately 30,724 square feet of office space in Redwood Shores, California. The term of the sublease is for 9 years and the base rent is $132,236 per month, which increases annually in July of each year. Inktomi Corporation has agreed to provide the Company with certain transition services and support with respect to certain facilities and functions for up to six months following the acquisition.

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

     During the second quarter of 2001, the Company entered into an Online Services Agreement with Classmates.com, a dominant online reunion destination site with 20 million members. The strategic alliance allows Classmates.com members to receive e-centives' targeted special offers and promotions based upon their self-described interests and will provide the Company with access to e-mail and other subscriber information. In exchange for this information, the Company will pay Classmates.com a percentage of the revenue generated from these subscribers.

(7)     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in "Item 1 - Financial Statements." The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over which we may have little or no control. A number of important factors, including those identified under the caption "Risk Factors" in our registration statement on Form S-1 (SEC File No. 333-64578) and our annual report on Form 10-K for the year ended December 31, 2000 which hereby are incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services; adverse market conditions affecting the Internet sector; the ability to integrate the recently-acquired Commerce Division into our operations and the ability of that business to achieve satisfactory operating results; our ability to grow our partner network and membership base; membership usage of our system; retention of major merchant clients or significant network partners or amendments of our arrangements with them; competitive factors; failure to keep pace with changing technologies and protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.


OVERVIEW

GENERAL

     We provide Internet-based direct marketing and distributed commerce infrastructure technologies and services. Our direct marketing system enables marketers to access a database of consumers across the web sites of our network partners and by e-mail. Our commerce system provides comprehensive product search, price comparison and merchandising services, including the underlying technologies to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information.

     Our direct marketing system allows marketers to offer a wide range of promotions for products and services in which consumers have expressed interest. We developed a web-based application that enables consumers to register to receive promotional offers at our network partners' web sites or through our web site, www.e-centives.com. Our members provide demographic information and indicate interests in product categories in return for offers targeted to their shopping preferences. We create an online account for each member, which can be accessed on the web site of the network partner through which they joined and on our web site. Members can also elect to receive offers by e-mail.

     Our network partners include high-traffic portal, community and content web sites, such as Excite.com and iVillage.com. We provide a web-based application to our network partners that enables them to offer e-centives accounts and promotions to their users on a co-branded basis, maintaining the look and feel of the network partner's web site. We thereby enable our network partners to incorporate a new member benefit into their web site without the costs and challenges of building and maintaining their own direct marketing system. We believe these relationships enable us to expand our database of consumers, provide convenient access for our members and attract new marketers to our system.

     We provide our commerce technologies and services on a global basis to portals, Internet service providers, community and content web sites, including AT&T, Washingtonpost.com and Quicken.com in the U.S., Vizzavi and ExciteUK in Europe, and NTT in Japan. Our commerce system incorporates millions of products from hundreds of merchants, and a variety of other information such as product specifications, that allow Internet users to make more informed purchase decisions. Similar to our direct marketing system, we provide our commerce technologies and services to operators of Internet sites and wireless applications who can, in turn, provide these commerce services through their sites and services to end users.

RECENT ACQUISITION OF COMMERCE BUSINESS

     On March 28, 2001, we completed the acquisition of the Commerce Division of Inktomi Corporation, a developer of scalable Internet infrastructure software based in Foster City, California. We exchanged 2,551,700 shares of our common stock, or 14.4% of our outstanding common stock, for the net assets of the division. Of the 2,551,700 shares issued to Inktomi Corporation in the acquisition, 1,020,680 shares, or 40%, were placed in escrow, 382,755 of which will be released to Inktomi Corporation based upon the achievement of revenue and performance targets for the acquired business at the end of twelve and eighteen months following the closing. If such performance and revenue criteria are not achieved for such periods, then all such shares will be returned to us. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price the Company also issued a warrant to purchase an additional 1,860,577 shares of the Company's common stock upon the achievement of additional revenue targets at the end of twelve months following the closing. In connection with the acquisition, the Company entered into a license agreement and a reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to the Company to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. (FAS) 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

     The Company is required to adopt the provisions of FAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and FAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before FAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-FAS 142 accounting requirements prior to the adoption of FAS 142.

     FAS 141 will require upon adoption of FAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. Upon adoption of FAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with FAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     And finally, any unamortized negative goodwill existing at the date FAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized intangible assets which will be subject to the transition provisions of FAS 141 and 142. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

PRODUCTS AND REVENUES

     We launched our direct marketing service in November 1998. We typically enter into fixed fee or performance based contracts for the delivery of our direct marketing service on behalf of marketers and our network partners. We deliver e-centives through our suite of direct marketing services, principally comprised of PromoMail, PromoCast and PromoCommerce. Between November 1998 and June 1999, while we were introducing our direct marketing service, we allowed marketers to use our system at no charge. We began generating revenue in the third quarter of 1999 with 100% of the revenue in 1999 generated from the delivery of e-centives to members on behalf of marketers and network partners. Our newest product offering, the Commerce Engine, was acquired from Inktomi at the end of March 2001.

For the three months ended June 30, 2000, our revenue breakdown was as follows:
     - 73% from the purchase of direct marketing services on a fixed fee contractual basis
     - 4% from the purchase of direct marketing services on a performance contractual basis
     -   23% from the delivery of e-mails for ZDNet

For the three months ended June 30, 2001, our revenue breakdown was as follows:
     - 48% from the purchase of direct marketing services on a fixed fee contractual basis
     - 2% from the purchase of direct marketing services on a performance contractual basis
     -   50% from the Commerce Engine

     Over the past few years, e-mail has become the predominant Internet application as measured by the percentage of users and total message volume online. Due to its targeting and personalization capabilities, and relatively low cost of implementation, the use of e-mail as a marketing vehicle has significantly increased as a percentage to total online marketing dollars. E-mail marketing is also flexible for both customer acquisition and retention. Because of the increased interest in e-mail marketing, sales of our PromoMail services has become a much higher percentage of our direct marketing services revenue, a trend that we expect to continue.

     Our PromoMail service consists of targeted e-mails highlighting a marketer's specific promotions. Marketers who contract to use the PromoMail service participate in mailings to a group of members based upon those members' preferences. Marketers can purchase this service on a fixed fee basis or on a performance basis. For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail. When marketers purchase the PromoMail service on a performance basis, revenue is based solely on the actions of our members. We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members. Revenue is recognized upon the click-through or upon notification by the marketer of the number or amount of applicable sales. For the three months ended June 30, 2001, we generated approximately 41% of our revenue from the sale of our PromoMail service.

     Marketers who subscribe to the PromoCast service enter into fixed-fee contracts for our delivery of either a specified or unlimited number of e-centives to the accounts of a targeted group of members over the contractual period. Once a member receives and clicks on the offer, our system links the member directly to the appropriate page within the marketer's site. The term of these contracts is typically one year or less. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits his or her account. Because we have an obligation to maintain the e-centive on our system until it expires, we recognize revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the contract term. We currently do not guarantee the delivery of the specific number of e-centives that the marketer purchases under these contracts. Under these contracts, if there are any remaining e-centives not used by the marketer at the end of the contract period, those unused e-centives are forfeited. For the three months ended June 30, 2001, we generated approximately 8% of our revenue from the sale of our PromoCast service and we expect that PromoCast service will account for a smaller percentage of our revenue in the future.

     Our PromoCommerce service consists of several components including a PromoCast package, perpetual software license and maintenance on such software. Revenue related to the incorporated PromoCast package is recognized ratably over the term of the contract. The software components enable the subscribing merchant's site to recognize our members when they enter into the merchant's web site and automatically detect, highlight and apply relevant e-centives during the shopping and purchase process. The maintenance component provides subscribing merchants with product updates and telephone support services. Our customer support contracts typically have a one-year term, and revenue is recognized ratably over the term of the contract. For the three months ended June 30, 2001, we generated approximately 1% of our revenue from the sale of our PromoCommerce service.

     The Commerce Engine provides portals and other Web site customers, as well as wireless carriers, with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine is a high-performance commerce application designed to handle the challenges of bringing consumers and merchants together and promoting transactions between them. The Commerce Engine provides a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants. Similar to our direct marketing application we provide to our network partners, we make the Commerce Engine available to Internet portals and other Web site customers who can, in turn, provide commerce services through their sites to end users. We provide and manage all hardware, software and operational aspects of the Commerce Engine and the associated databases of product libraries and purchasing locations. This includes collecting, organizing, storing and updating vast quantities of electronic product information, and presenting this information for display to end users. We also provide our customers with a programming interface and software tools to enable them to maintain and customize the look and feel of their commerce service user interface. Our initial revenues from the Commerce Engine have been generated primarily through license, support and maintenance fees from Internet portal and other Web site destination customers. In addition, we generate revenue from the participating online merchants. Our contracts for our Commerce Engine currently provide for payments to the Company consisting of implementation fees and annual information service fees from Internet sites, as well as annual service fees and monthly transaction fees from merchants. Revenue for these services is recognized ratably over the term of the contract. For the three months ended June 30, 2001, we generated 50% of our revenue from the Commerce Engine product and its related services.

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


INTERNET PORTALS

     Effective June 27, 2001 the Company signed a Market Place Agreement with Vizzavi Europe Limited ("Vizzavi") to provide Internet and mobile commerce and merchandising services to Vizzavi's portals across Europe. Vizzavi is a rapidly growing joint venture between Vodafone Group plc, the world's largest mobile network operator, and Vivendi Universal, one of the world's leading media companies. Vizzavi operates portals across Europe delivering aggregated content and services through a range of devices, including personal computers, mobile telephones, personal digital assistants and interactive TV. Unless terminated earlier, based upon defined criteria provided in the agreement, the agreement has an initial term of two years, with an automatic extension for a third year. Pursuant to the agreement, e-centives will deliver the Commerce Engine shopping system, including customized product search and merchandising. e-centives will launch the shopping service on Vizzavi's portals across Europe, starting with the United Kingdom this summer, followed by France, Holland and Germany throughout the rest of 2001, with the possibility of additional launches in other countries such as Spain, Italy, Portugal and Greece. We anticipate that this agreement will generate revenue through annual license fees, consulting fees, merchant transaction fees and various other commerce and merchandising service fees.

NETWORK PARTNERS

     We maintain relationships with network partners that operate high-traffic portals, content and community web sites. Our application provides network partners with the ability to present offers to their users without the costs and challenges of building and maintaining their own online direct marketing system. We provide and maintain the underlying technology, host and serve co-branded pages, create and deliver offers and provide consulting services and member support.

     Our network partners' users can become e-centives members during the registration process of some of our network partners' web sites. Alternatively, members can join our system through various other access points throughout the network partner's web site. In either case, our service is delivered on a co-branded basis maintaining the look and feel of the network partner's web site.

     On March 31, 2001, the Company renegotiated its Co-Branding Agreement with Excite@Home ("Excite"), dated as of February 16, 2000 and amended December 30, 2000. The renegotiated agreement relieves us from obligations to make payments of up to $13 million to Excite over the next two years. The new agreement with Excite, effective April 1, 2000, is a one-year agreement whereby Excite will provide the Company with access to e-mail and other subscriber information. In exchange for this information, we will pay Excite a percentage of the revenue generated from these subscribers. In connection with the renegotiation, we purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite.

     During the second quarter of 2001, the Company entered into an Online Services Agreement with Classmates.com, an online reunion destination site with 20 million members. The strategic alliance allows Classmates.com members to receive e-centives' targeted special offers and promotions based upon their self-described interests and will provide the Company with access to e-mail and other subscriber information. In exchange for this information, the Company will pay Classmates.com a percentage of the revenue generated from these subscribers.

MARKETING PARTNERS

     In the first two quarters of 2001, we entered into several barter transactions (marketing partner transactions) that consist of the sale of large quantities of outbound e-mail to marketing partners, and the purchase of banner advertisements and outbound e-mail services by e-centives from these same partners. We generally enter into a contractual relationship with a marketing partner for delivery of a specified quantity of targeted e-mails to our membership database or other databases, offering promotions and special offers on behalf of the marketing partners. In addition, we place orders with the marketing partner to purchase a specified volume of banner advertisements, website click-throughs or outbound e-mail. This marketing activity is designed to drive the marketing partners' viewers and members to our registration page to register for the e-centives service. Revenue and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for e-mail deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as the delivery of the promotional e-mails and are included as part of sales and marketing expense. These transactions comprised approximately 11% of the Company's revenue during the three months ended June 30, 2001 and approximately 68% of the Company's revenue during the three months ended March 31, 2001.

     In light of the significant amount of our revenue generated by these marketing partner transactions in the first half of 2001, there is substantial risk that our revenue could be negatively impacted in future quarters if we do not complete sufficient additional transactions to meet our revenue goals. In addition, if we are either unable or unwilling to continue purchasing banner advertising, or other forms of marketing services, from our marketing partners, they may be unwilling to purchase our services, thus having a negative effect on our ability to generate revenue in the future.

MEMBERS

     As of June 30, 2001, e-centives maintained approximately 11.5 million member accounts. We provide our members with control over many aspects of our system, including what categories of offers they receive and when those offers are redeemed. To join our system, consumers sign-up for and personalize their e-centives account through any of our network partner web sites or our web site. When creating or updating their account, our members provide demographic information and select categories in which they have an interest. These categories include:

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

     Our system then allows members to easily store, review, delete or use their offers. Member accounts are accessible at the web sites of the network partners through which the member joined or through our web site. Members may also opt to receive e-mails that highlight offers, the type and frequency of which are determined by the member. Offers are automatically saved in the member account until they expire or deleted. Members can browse their personal account organizer by category or search for specific offers by marketer name or keyword. Members who click on the offer are automatically linked to the marketer's web site.

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

CERTAIN INDUSTRY TRENDS

     There has been a recent slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies. Many retail Internet companies are having difficulties raising capital, borrowing money and otherwise funding their operating losses. In addition to our traditional brick and mortar merchants, we have a number of clients that are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital. These marketer clients are experiencing even greater cash flow problems due to this slowdown. Therefore, some of our marketer clients could fail. As a result of the difficulties of some of our marketer clients, we have had to expend additional effort to collect our accounts receivable, and in certain cases have had to settle for less than the total amount owed. In the six months ended June 30, 2001, we incurred charges related to an increase of $75,474 in our provision for doubtful accounts and wrote off $158,024 in bad debts. While we believe that our allowance for doubtful accounts as of June 30, 2001 is adequate to cover any difficulties with the collection of our accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

     In light of the recent turmoil in the Internet sector, many advertisers are tightening their marketing budgets, which may affect our sales in upcoming quarters. We may face additional challenges in the second half of 2001 due to the Internet slowdown. We expect that this trend will continue in the near future. We plan to continue to expand our business to include additional direct marketing and commerce products and services so as to grow our business over the near term.

RESULTS OF OPERATIONS

     The following presents our financial position and results of operations as of and for the three and six months ended June 30, 2001. Since then, we have continued to incur substantial losses. We expect to continue to incur losses through 2001 as we continue to promote, develop and deploy our business.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

     Revenue. Revenue decreased by $758,123 to $1,403,293 for the three months ended June 30, 2001, compared to $2,161,416 for the three months ended June 30, 2000. Revenue for the three months ended 2001, included revenue from two new sources: $703,246 from the Commerce Division and $154,500 in marketing partner transactions, as described in the Overview. However, these amounts were more than offset by the expiration of the ZDNet agreement for the delivery of monthly e-mails through late 2000, which generated $500,000 in revenue in the three months ended June 30, 2000, and approximately $626,000 less revenue generated from other PromoMail related services, as well as lower revenue from PromoCast and PromoCommerce related services. Because of the increased interest in e-mail marketing, sales of our PromoCast and PromoCommerce related services will most likely continue to decrease.

     Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including personnel costs associated with providing our services, depreciation of servers, network and hosting charges, and network partner revenue share payments. Cost of revenue increased by $2,313,006 to $2,748,471 for the three months ended June 30, 2001, compared to $435,465 for the three months ended June 30, 2000. Approximately $1.9 million of the increase was attributable to the acquisition of the Commerce Division. The purchase of $150,000 worth of data from Matchlogic, a wholly owned subsidiary of Excite, in connection with the renegotiation of our agreement with Excite also contributed to the increase, as well as higher network partner revenue share payments and depreciation charges in 2001. The decrease in gross margin is primarily the result of the depreciation related to the acquisition of the Commerce Divisions' assets and the purchase of other assets associated with providing our services, as well as increased network and hosting charges. We are currently working on reducing our network and hosting charges.

     Product Development. Product development consists primarily of expenses related to the development of our technology and the maintenance of our data, including payroll and related expenses for personnel and associated software and hardware maintenance costs. We expense product development costs as we incur them. Product development expenses increased by $1,771,637 to $2,567,635 for the three months ended June 30, 2001, compared to $795,998 for the three months ended June 30, 2000. Approximately $1.4 million of the increase is the direct result of the acquisition of the Commerce Division, with the remaining portion of the increase due to increased product development personnel costs associated with the development of our systems, including our infrastructure and computer software.

     General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $1,464,779 to $3,153,498 for the three months ended June 30, 2001, compared to $1,688,719 for the three months ended June 30, 2000. About $806,000 of the increase is due to higher rent expense associated with the increased office space in Bethesda, Maryland and the new office space in Redwood Shores, California. In addition, the acquisition of the Commerce Division added approximately $589,000 in depreciation and amortization expense

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $1,801,411 to $3,483,073 for the three months ended June 30, 2001, compared to $5,284,484 for the three months ended June 30, 2000. Sales and marketing for the three months ended June 30, 2001 included approximately $567,000 of expenses related to the Commerce Division, as well as $154,500 in on-line marketing expenses related to the Marketing partner transactions. However, lower commissions, lower personnel related expenses and an overall decrease in marketing expenditures for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, such as the $640,000 decrease in broadcast media, more than offset these additional costs. As we have undertaken a series of cost-cutting measures, in order reduce our ongoing operating expenditures, we have undertaken efforts to reduce marketing costs and will continue to monitor such costs in the future.

     Network Partner Fees. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees decreased by $1,417,205 to $280,709 in the three months ended June 30, 2001, compared to $1,697,914 in the three months ended June 30, 2000. This decrease is primarily the result of the termination of our Co-Branding Agreement with Excite and a shift from paying our partners a fixed fee per new member, to revenue share arrangements that are classified as cost of revenue, a trend that we expect to continue.

     Stock-based compensation. Stock-based compensation expenses consist of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses decreased by $280,755 to $328,685 for the three months ended June 30, 2001, compared to $609,440 for the three months ended June 30, 2000. This decrease can be attributed to performance based options that were fully vested in 2000 and did not impact 2001.

     Interest income, net. Interest income, net consists of income on our cash balances. Net interest income increased by $27,637 to $161,744 for the three months ended June 30, 2001, compared to $134,107 for the three months ended June 30, 2000. The Company earned more interest income in the three months ended June 30, 2001 due to higher cash balances resulting from our initial public offering in October 2000.

     Net loss. Net loss increased by $2,813,037 to $10,997,034 for the three months ended June 30, 2001, compared to $8,183,997 for the three months ended June 30, 2000. As described above, the increase in net loss is the combined result of lower revenue of $758,123 and higher cost of revenue of $2,313,006 being slightly offset by the decrease in operating expenses of about $243,000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

     Revenue. Revenue increased by $2,301 to $3,205,868 for the six months ended June 30, 2001, compared to $3,203,567 for the six months ended June 30, 2000. Revenue for 2001 included $1.4 million in marketing partner transactions, as well as approximately $742,000 that was generated by the Commerce Engine. However, these amounts were offset by the expiration of the ZDNet agreement to deliver monthly e-mails through late 2000, which generated approximately $666,000 in revenue in 2000, as well as lower revenue from PromoCast and PromoCommerce related services.

     Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services for our marketers, including personnel costs associated with providing our services, depreciation of servers, network and hosting charges, and network partner revenue share payments. Cost of revenue increased by $3,977,770 to $4,813,983 for the six months ended June 30, 2001, compared to $836,213 for the six months ended June 30, 2000. Approximately $1.9 million of the increase can be attributed to the acquisition of the Commerce Division. The one-time purchase of $1.0 million of outbound e-mail services from Matchlogic, a wholly owned subsidiary of Excite, in connection with the renegotiation of our agreement with Excite also contributed to the increase, as well as higher network partner revenue share payments and depreciation charges in 2001.

     Product Development. Product development consists primarily of expenses related to the development of our technology and the maintenance of our data, including payroll and related expenses for personnel and associated software and hardware maintenance costs. We expense product development costs as we incur them. Product development expenses increased by $2,388,351 to $3,847,735 for the six months ended June 30, 2001, compared to $1,459,384 for the six months ended June 30, 2000. Approximately $1.4 million of the increase is the direct result of the acquisition of the Commerce Division, with the remaining portion of the increase due to increased product development personnel costs associated with the development of our systems, including its infrastructure and computer software.

     General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $2,014,869 to $5,136,766 for the six months ended June 30, 2001, compared to $3,121,897 for the six months ended June 30, 2000. A large portion of the increase, about $1.1 million, is due to higher rent expense associated with the increased office space in Bethesda, Maryland and the new office space in Redwood Shores, California. In addition, the acquisition of the Commerce Division added approximately $589,000 in depreciation and amortization expense

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $2,303,630 to $6,768,993 for the six months ended June 30, 2001, compared to $9,072,623 for the six months ended June 30, 2000. Although 2001 included approximately $579,000 of expenses related to the Commerce Division and higher on-line marketing expenditures of approximately $833,000; broadcast, printed publications and other marketing efforts were lower in 2001 when compared to 2000. Marketing partner transactions accounted for $1.2 million of the on-line marketing expenditures for six months ended June 30, 2001.

     Network Partner Fees. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees decreased by $1,563,466 to $911,044 in the six months ended June 30, 2001, compared to $2,474,510 in the six months ended June 30, 2000. This decrease is primarily the result of the termination of the Co-Branding Agreement with Excite and a shift from paying our partners a fixed fee per new member, to revenue share arrangements that are classified as cost of revenue.

     Stock-based compensation. Stock-based compensation expenses consist of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses decreased by $459,514 to $672,770 for the six months ended June 30, 2001, compared to $1,132,284 for the six months ended June 30, 2000. This decrease can be attributed to performance based options that were fully vested in 2000 and did not impact 2001.

     Interest income, net. Interest income, net consists of income on our cash balances. Net interest income increased by $253,287 to $492,191 for the six months ended June 30, 2001, compared to $238,904 for the six months ended June 30, 2000. The Company earned more interest income in the first six months of 2001 due to higher cash balances resulting from our initial public offering in October 2000.

     Net loss. Net loss increased by $3,823,792 to $18,453,232 for the six months ended June 30, 2001, compared to $14,629,440 for the six months ended June 30, 2000. This increase in net loss is primarily attributed to the increase in cost of revenue of $4.0 million and operating expenses of about $77,000, netted against the increase in interest income of $253,287.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through September 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, through which we raised net proceeds of $45,829,578 through September 2000. Our last private offering was completed in February 2000, in which we issued 2,328,434 shares of our Series C convertible preferred stock with approximate total proceeds of $23,800,000. On October 10, 2000, we completed an initial public offering in Switzerland of shares of our common stock, which are listed on the SWX New Market Segment of the SWX Swiss Exchange (the "Swiss IPO"). After deducting expenses and underwriting discounts, we received approximately $36.7 million in proceeds from this transaction. All of our shares of preferred stock converted automatically on the closing of the Swiss IPO.

     At June 30, 2001, we held $10,635,063 in cash and cash equivalents and short-term investments. We have restricted cash of $449,579 as collateral for a letter of credit commitment to secure our lease payment obligations for the Bethesda, Maryland office. We have a certificate of deposit of $1,007,282 classified as a long-term investment because the documentation establishing a letter of credit in such amount as a security deposit for the Redwood Shores, California office was not completed as of June 30, 2001.

     Cash used in operating activities was $13,543,609 and $12,238,921 for the six months ended June 30, 2000 and 2001, respectively. For both periods, the net cash flows used in operating activities largely reflect the Company's net losses.

     Cash used in investing activities was $1,414,014 and $3,044,419 for the six months ended June 30, 2000 and 2001, respectively. The increase in net cash used for investing activities reflects the increase in long-term investments of $1,007,282 for the certificate of deposit associated with the sublease agreement with Inktomi Corporation for office space in Redwood Shores, California.

     The cash used in financing activities of $1,216,313 for the six months ended June 30, 2001 was primarily due to the March 2, 2001 payment of dividends that were declared on preferred stock in 2000. Cash provided by financing activities was $20,469,390 for the six months ended June 30, 2000, with the majority of the amount attributable to the February 2000 private offering of our Series C convertible preferred stock.

     We believe that our existing cash resources may be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the fourth quarter of this year. However, we plan to raise additional funds to fund our planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. During the September to October time frame, we are planning to raise funds through a private placement of our securities to our existing stockholders. We intend to seek to raise approximately $20 million in this offering. There can be no assurance that we will be able to complete this offering on acceptable terms or at all. If we are unable to raise sufficient funds in this offering, we will need to find an alternative source of funding. Peter Friedli, one of our directors and a large stockholder, has committed that he or entities he controls will provide $10 million in financing. However, we have not identified any other potential alternative sources of funding and cannot assure you that we will be able to find any such sources or complete a financing with Mr. Friedli or the entities he controls on acceptable terms or at all.

     We have undertaken a series of cost-cutting measures to preserve cash and will continue to examine ways to cut costs in the future. Following completion of the Commerce Division acquisition, we eliminated 21 redundant positions in late April 2001. In late July 2001, we eliminated an additional 23 positions. We have similarly undertaken efforts to reduce marketing, real estate, and general overhead expenses. We are also considering reorganizing and consolidating some of our office space and subleasing any excess space made available by such efforts. We will continue to look prudently at all expenditures in order to reduce our ongoing operating expenditures.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

     There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 2001, including any change in the status or our settlement with coolsavings.com, which is summarized below.

     The terms of the settlement with coolsavings.com provide for a cross-license between us and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may make payments of up to $1.35 million to coolsavings as follows:

     - $650,000 which was paid to coolsavings at the signing of the settlement documents on September 29, 2000;

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 28, 2001, the Company issued 2,551,700 shares of its common stock pursuant to the acquisition of Inktomi Corporation. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under Rule 506. On July 25, 2001, a Registration Statement on Form S-1 covering these shares, as well as 2,328,434 shares issued upon the conversion of our Series C preferred stock at the closing of our initial public offering in October 2000 and 26,875 shares issued in connection with employment was declared effective.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)      EXHIBITS

         A list of exhibits filed herewith is contained on the Index to Exhibits immediately preceding such exhibits, which is incorporated herein by reference.

b)      REPORTS ON FORM 8-K

     Two current reports on Form 8-K were filed with the SEC on April 11, 2001 and June 11, 2001 with respect to the acquisition of the Commerce Division of Inktomi Corporation. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED THIS 14TH DAY OF AUGUST, 2001.



                                              E-CENTIVES, INC.




                                              By: /s/ DAVID A. SAMUELS
                                              ------------------------

                                              David A. Samuels
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                INDEX TO EXHIBITS



 EXHIBIT NO.                                EXHIBIT NAME
-------------   -------------------------------------------------------------------------
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
