Form 10-Q
period 2001-09-30
E CENTIVES INC
filed 2001-11-16
CIK 1092283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________


                        Commission File Number: 000-31559

                                E-CENTIVES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   52-1988332
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                              6901 Rockledge Drive
                                    7th Floor
                               Bethesda, Maryland
                    (Address of principal executive offices)

                                      20817
                                   (Zip Code)

                                 (240) 333-6100
              (Registrant's telephone number, including area code)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       /X/ Yes         / / No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          37,732,009 shares of Common Stock, par value $0.01 per share, as of November 15, 2001.

                                E-CENTIVES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      TABLE OF CONTENTS                                             PAGE
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30,            2
           2001 (unaudited)

           Condensed Consolidated Statements of Operations (unaudited) for the three and nine
           months ended September 30, 2000 and 2001                                                   3

           Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months
           ended September 30, 2000 and 2001                                                          4

           Notes to Condensed Consolidated Financial Statements                                       5

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   10

    Item 3.  Qualitative and Quantitative Discussion of Market Risk                                  23


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                       24

    Item 2.  Changes in Securities and Use of Proceeds                                               24

    Item 6.  Exhibits and Reports on Form 8-K                                                        25

SIGNATURES                                                                                           25

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                E-CENTIVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31, 2000  SEPTEMBER 30, 2001
                                                          -----------------  ------------------
                                                                                 (UNAUDITED)
           ASSETS
Current assets:
   Cash and cash equivalents                                 $27,062,040         $ 6,489,239
   Short-term investments                                        114,491              72,676
   Accounts receivable, net of allowance for doubtful
      accounts of $252,016 at December 31, 2000 and
      $209,967 at September 30, 2001                           3,007,426             895,422
   Other receivables                                               4,209              10,515
   Prepaid expenses                                            1,339,185             354,040
   Restricted cash                                               108,597                  --
                                                             -----------         -----------
               Total current assets                           31,625,948           7,821,892
                                                             -----------         -----------
Property and equipment, net                                    2,993,413          11,813,534
Intangible assets, net                                         1,250,000           1,921,493
Long-term investments                                                 --           1,007,282
Restricted cash                                                  434,387             449,579
Other assets                                                      62,917             503,870
                                                             -----------         -----------
               Total assets                                  $36,376,665         $23,517,650
                                                             ===========         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                          $ 2,440,372         $ 1,554,342
   Accrued expenses                                              962,159           1,109,009
   Deferred revenue                                              904,218           1,314,610
   Other liabilities                                                  --             239,147
   Dividends payable                                           1,235,688                  --
                                                             -----------         -----------
               Total current liabilities                       5,542,437           4,217,108
                                                             -----------         -----------

Advanced offering proceeds                                            --           2,551,874
                                                             -----------         -----------
               Total liabilities                               5,542,437           6,768,982
                                                             -----------         -----------

Commitments and contingencies                                         --                  --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, no shares issued and outstanding at
      December 31, 2000 and September 30, 2001 (unaudited)            --                  --
   Common stock, $.01 par value, 40,000,000 shares
      authorized, 15,168,434 and 17,732,009 (unaudited)
      shares issued and outstanding at December 31, 2000
      and September 30, 2001, respectively                       151,684             173,493
   Additional paid-in capital                                 85,282,822          97,633,478
   Accumulated deficit                                       (54,600,278)        (81,058,303)
                                                             -----------         -----------
               Total stockholders' equity                     30,834,228          16,748,668
                                                             -----------         -----------
               Total liabilities and stockholders' equity    $36,376,665         $23,517,650
                                                             ===========         ===========

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                E-CENTIVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                    --------------------------------------- --------------------------------------
                                                            2000                 2001               2000                2001
                                                    -------------------- ------------------ -------------------- -----------------
                                                                 (UNAUDITED)                             (UNAUDITED)
Revenue                                                  $ 2,424,909          $   735,087        $ 5,628,476         $ 3,940,954
Cost of revenue                                              559,514            1,578,963          1,395,727           6,392,945
                                                         -----------          -----------        -----------         -----------
           Gross profit (loss)                             1,865,395             (843,876)         4,232,749          (2,451,991)
                                                         -----------          -----------        -----------         -----------

Operating expenses:
   Product development, exclusive
      of stock-based compensation                            700,238            2,155,524          2,159,622           6,003,259
   General and administrative, exclusive
      of stock-based compensation                          3,368,310            3,487,183          6,490,207           8,623,949
   Sales and marketing, exclusive
      of stock-based compensation                          4,407,733            1,662,331         13,480,360           8,431,324
   Network partner fees                                    2,106,320               22,113          4,580,829             933,157
   Stock-based compensation:
      Product development                                     82,003             (193,872)           698,141              10,314
      General and administrative                             106,263               93,353            226,484             312,171
      Sales and marketing                                     88,949               (5,284)           484,874             244,483
                                                         -----------          ------------       -----------         -----------

           Loss from operations                           (8,994,421)          (8,065,224)       (23,887,768)        (27,010,648)
Interest income, net                                          68,018               60,431            306,922             552,623
Other income                                                  12,500                   --             37,500                  --
                                                         -----------          -----------        -----------         -----------

           Loss before income taxes                       (8,913,903)          (8,004,793)       (23,543,346)        (26,458,025)
Income taxes                                                      --                   --                 --                  --
                                                         -----------          -----------        -----------         -----------

           Net loss                                       (8,913,903)          (8,004,793)       (23,543,346)        (26,458,025)

Preferred stock dividend requirements
   and accretion of convertible
   redeemable preferred stock                               (201,584)                  --           (551,773)                 --
                                                         -----------          -----------        -----------         -----------

Net loss applicable to
   common stockholders                                   $(9,115,487)         $(8,004,793)       $(24,095,119)       $(26,458,025)
                                                         ===========          ============       ============        =============

Basic and diluted net loss
   per common share                                      $     (1.81)         $     (0.46)       $      (4.94)       $      (1.59)

Shares used to compute basic and
   diluted net loss per common share                       5,039,940           17,346,754          4,878,134          16,630,920



The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                E-CENTIVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -----------------------------------------
                                                                            2000                    2001
                                                                     -----------------      ------------------
                                                                                   (UNAUDITED)
   Cash flows from operating activities:
      Net loss                                                            $(23,543,346)        $(26,458,025)
      Adjustment to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                    1,453,421            4,392,387
            Stock-based compensation                                         1,409,500              566,968
            Provision for doubtful accounts                                    345,367              145,824
            (Increase) decrease in:
               Accounts receivable                                          (2,112,229)           1,999,179
               Prepaid expenses and other assets                              (843,017)             607,626
               Other receivables                                                    --               (6,307)
            Increase (decrease) in:
               Accounts payable                                              3,963,246             (886,029)
               Deferred revenue                                              1,047,373              437,912
               Accrued expenses and other liabilities                        1,961,246              385,997
                                                                          ------------         ------------

                  Net cash used in operating activities                    (16,318,439)         (18,814,468)
                                                                          ------------         ------------
   Cash flows from investing activities:
      Purchases of short-term investments                                     (545,439)              (1,915)
      Sale of short-term investments                                                --              137,135
      Purchases of long-term investments                                            --           (1,007,282)
      Acquisition of property and equipment                                 (1,827,805)          (1,107,690)
      Decrease (increase) in security deposits                                      --              (63,432)
      Acquisition of Commerce Division                                              --           (1,059,460)
                                                                          ------------         -------------

                  Net cash used in investing activities                     (2,373,244)          (3,102,644)
                                                                          ------------         ------------
   Cash flows from financing activities:
      Proceeds from Rights Offering                                                 --            2,551,874
      Payment of dividends                                                          --           (1,235,688)
      Issuance of Series C convertible redeemable preferred stock           20,456,890                   --
      Exercise of stock options                                                110,626               28,125
                                                                          ------------         ------------

                  Net cash provided by financing activities                 20,567,516            1,344,311
                                                                          ------------         ------------

                  Net (decrease) increase in cash and cash
                    equivalents                                              1,875,833          (20,572,801)

   Cash and cash equivalents, beginning of period                              426,787           27,062,040
                                                                          ------------         ------------

   Cash and cash equivalents, end of period                               $  2,302,620         $  6,489,239
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

                                E-CENTIVES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)  DESCRIPTION OF BUSINESS

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

(b)  BASIS OF PRESENTATION

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

        In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the balance sheet position as of December 31, 2000 and September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2000 and 2001, and the changes in cash flows for the nine month periods ended September 30, 2000 and 2001.

        The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(2)     REVENUE RECOGNITION

        Revenue is generated by providing promotions marketing and outsourced e-mail services, licensing the Company's software products, as well as providing other services such as maintenance support, technical support and consulting. The Company's products and services principally include PromoMail, PromoCast, PromoCommerce, the Commerce Engine, and outsourced e-mail.

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

        Revenue generated from the Commerce Engine is primarily through license, support and maintenance fees from Internet portal and other web site destination customers. The Company also generates revenue from participating online merchants. The contracts related to the Commerce Engine typically consist of implementation and annual information service fees from Internet sites and annual service and monthly transaction fees from merchants. Revenue generated from the merchant transaction fees is recognized when earned, while revenue for all other services is recognized ratably over the term of the contract.

        The Company's outsourced e-mail technology allows businesses to cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services. Revenue related to the one-time service charges for setting up the customer is recognized ratably over the contract term, while all other revenue is recognized when the services occur.

        Marketers may also contract for consulting services, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided.

        Revenue also includes barter revenues, which represent exchanges by the Company of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites ("marketing partner transactions"). Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of emails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for similar email deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included as part of sales and marketing expense. For the nine months ended September 30, 2001, marketing partner transactions comprised approximately 35% of the Company's revenue, with no marketing partner transactions occurring during the three months ended September 30, 2001.

(3)     FINANCIAL INSTRUMENTS

(a)  LONG-TERM INVESTMENTS

        Long-term investments consist of certificates of deposit with an original maturity longer than twelve months. The fair value of such securities approximates cost and there were no material unrealized gains or losses at September 30, 2001.

(b)  LETTERS OF CREDIT

        As part of the amended and modified lease agreement, dated June 29, 2000, for the Company's headquarters office space lease in Bethesda, Maryland, the Company is required to have an irrevocable letter of credit as a security deposit throughout the lease term. In the event that the letter of credit is executed, the Company has established a certificate of deposit, for an equivalent amount, that serves as collateral for the letter of credit. The letter of credit for the first year was $542,984 and was reduced to $449,579 on June 29, 2001, the first day of the second lease year.

        Commensurate with the acquisition of the Commerce Division of Inktomi Corporation (see Note 5), the Company entered into a sublease agreement with Inktomi Corporation for office space in Redwood Shores, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $1,007,282 as a security deposit throughout the lease term. The Company has established a certificate of deposit for this amount. This certificate of deposit is classified in long-term investments as of September 30, 2001 because the legal documentation establishing the letter of credit was not completed as of September 30, 2001. Upon execution, the certificate of deposit will be classified as restricted cash.

(4)     BASIC AND DILUTED NET LOSS PER SHARE

        The Company computes net income (loss) per share in accordance with SFAS 128, Earnings Per Share, which requires certain disclosures relating to the calculation of earnings (loss) per common share. The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the three and nine months ended September 30, 2000 and 2001.

                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------  ---------------------------------
                                                 2000              2001              2000              2001
                                           ----------------  ----------------  ----------------  ---------------
Net loss...............................       $(8,913,903)      $(8,004,793)      $(23,543,346)     $(26,458,025)
Preferred stock dividend requirements
   and accretion of convertible
   redeemable preferred stock..........          (201,584)               --          (551,773)               --
                                              ------------      -----------       ------------      -----------

Net loss applicable to common
   stockholders........................       $(9,115,487)      $(8,004,793)      $(24,095,119)     $(26,458,025)
                                              ===========       ===========       ============      ============
Weighted average shares of common stock
   outstanding.........................         5,093,940        17,346,754         4,878,134        16,630,920
                                              ===========       ===========       ===========       ===========


Basic and diluted net loss per common
   share................................      $     (1.81)      $     (0.46)      $     (4.94)      $     (1.59)
                                              ===========       ===========       ===========       ===========

        Diluted net loss applicable to common stockholders for the three and nine months ended September 30, 2000 and 2001 excludes stock options and warrants due to their antidilutive effect.

(5)     ACQUISITION

        On March 28, 2001, the Company acquired the Commerce Division of Inktomi Corporation ("Commerce Division") in a purchase business combination for $12,836,831, consisting of 2,168,945 shares of the Company's common stock valued at $11,777,371 and approximately $1,059,460 in acquisition costs. A total of 2,551,700 shares of the Company's common stock, or 14.4% of the Company outstanding common stock, were issued with 40% placed into escrow. Thirty eight percent of the escrow shares, or 382,755, are to be released based upon the achievement of contractually defined revenue and performance targets for the Commerce Division. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price, the Company also issued to Inktomi Corporation a warrant to purchase an additional 1,860,577 shares of the Company's common stock upon the achievement of additional revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition.

        The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company engaged an independent third-party appraiser to perform a valuation of the tangible and intangible assets associated with the acquisition. The Company is amortizing the identifiable intangible assets on a straight-line basis over 2-3 years. Based upon the preliminary valuation, the total purchase price of $12,836,831 was allocated as follows:

                Current assets                      $    984,542
                Fixed assets, net                      5,363,159
                Internally developed software          5,679,748
                Intangible assets                      1,733,404
                Deferred revenue                        (924,022)
                                                    -------------
                               Total consideration  $ 12,836,831
                                                    ============

        Results of the Commerce Division have been included with those of the Company for the period subsequent to the date of acquisition.

        In connection with the acquisition, the Company entered into a license agreement and reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to the Company to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing. In addition, commensurate with the acquisition, the Company hired 70 of Inktomi's Commerce Division employees and entered into a sublease agreement with Inktomi Corporation for approximately 30,724 square feet of office space in Redwood Shores, California. The term of the sublease is for 9 years and the base rent is $132,236 per month, which increases annually in July of each year. Inktomi Corporation provided the Company with certain transition services and support with respect to certain facilities and functions for six months following the acquisition.

(6)     PARTNER AGREEMENTS

        On March 31, 2001, the Company terminated its Co-Branding Agreement with Excite@Home ("Excite"), dated as of February 16, 2000 and amended December 30, 2000. The termination agreement relieved the Company of all of its future obligations, including making payments of up to $13 million to Excite over the next two years. In connection with the Termination Agreement, the Company also purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite. Effective April 1, 2001, the Company entered into a new one-year agreement with Excite, whereby Excite provided the Company with access to e-mail and other subscriber information, and in exchange for this information, the Company was to pay Excite a percentage of the revenue generated from these subscribers. Through September 30, 2001, this restructured agreement had resulted in no revenue share payments to Excite. As of November 5, 2001, this agreement had been terminated, as Excite recently filed for bankruptcy protection.

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

(7)     LEGAL SETTLEMENT

        On September 29, 2000, the Company reached an agreement to settle the patent infringement litigation matters between the Company and coolsavings.com ("coolsavings"). The terms of the settlement provide for a cross-license between the Company and coolsavings for each of the patents that were in dispute. Pursuant to this settlement, the following conditions apply:

         o $650,000 was due and paid on the signing of the settlement documents;

         o $250,000 due if, within one year from the date of entry of the Stipulated Order of Dismissal, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute; and

         o up to $450,000 due if, and to the extent, the coolsavings' patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.

        As of September 30, 2001, the Company has made the $650,000 payment referred to above and has accrued for the $250,000 payment. The $250,000 payment was accrued for and recorded as general and administrative expense for the three and nine months ended September 30, 2001. The $650,000 payment that was made on September 29, 2000, was recorded as general and administrative expense for the three and nine months ended September 30, 2000. The Company has not accrued for the $450,000 in additional payments to coolsavings, as payment of this amount is not probable.

(8)     RIGHTS OFFERING

        The Company granted each holder of its common stock as of August 31, 2001 the right to purchase one share of common stock for each share of common stock held of record on that date, and offered any remaining shares to certain standby purchasers. This rights offering consisted of 20,000,000 shares of the Company's common stock at a subscription price of $1.23 per share. As of September 30, 2001, the Company had received approximately $2.6 million from subscribers under the rights offering, and as of October 19, 2001, the Company closed the rights offering with subscriptions for all 20,000,000 shares. Each subscriber in the rights offering will receive, for no additional consideration, a pro-rata portion of 2,000,000 shares of preferred stock of the Company, based upon such subscriber's participation in the rights offering. The form and terms of this preferred stock, including its conversion features, will be made by the Company as soon as practicable after the expiration of the rights offering.

        As part of the rights offering, the Company sold shares of its common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, a stockholder and director of the Company, serves as the investment advisor to Venturetec and Pine and serves as President of Venturetec and its parent corporation New Venturetec AG. Venturetec and Pine each delivered to the Company an unsecured promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering. Venturetec's note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (USD 5,230,769), without interest, and Pine's note was in the principal amount of CHF 8,687,530 (USD 5,346,172), without interest.

(9)     RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to the current period presentation.

(10)     RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued Statement No. (FAS) 141, Business Combinations, and FAS 142, Goodwill AND OTHER INTANGIBLE ASSETS. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

        The Company is required to adopt the provisions of FAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which the Company accounted for using the purchase method. The Company is required to adopt the provisions of FAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142.

        FAS 141 requires, upon adoption of FAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. Upon adoption of FAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, FAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $1.1 million, which will be subject to the transition provisions of FAS 141 and 142. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when along-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS 142, Goodwill and Other Intangible Assets. The Company is required to adopt FAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under FAS144 is largely unchanged from FAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of FAS 144 will have on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in "Item 1 - Financial Statements." The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive and speculative, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption "Risk Factors" in our registration statement on Form S-1 (SEC File No. 333-64578) and our annual report on Form 10-K for the year ended December 31, 2000 which hereby are incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services; adverse market conditions affecting the Internet sector; the ability of the Commerce Division to achieve satisfactory operating results; our ability to grow our partner network and membership base; membership usage of our system; retention of major merchant clients or significant network partners or amendments of our arrangements with them; competitive factors; failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

GENERAL

        We provide Internet-based direct marketing and distributed commerce infrastructure technologies and services. Our direct marketing system enables marketers to access a database of consumers across the web sites of our network partners and by e-mail. Our commerce system provides comprehensive product search, price comparison and merchandising services, including the underlying technologies to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information. Our outsourced e-mail technology allows businesses to cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure.

        Our online direct marketing system enables marketers to access consumers by e-mail and across the web sites of our network partners. Our system allows marketers to offer a wide range of promotions, which we call e-centives, for products and services in which consumers have expressed interest. These promotions can include digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives. We also developed a web-based application that enables consumers to register to receive e-centives at our network partners' web sites or through our web site, www.e-centives.com. Our members provide demographic information and indicate interests in product categories in return for offers targeted to their shopping preferences. We create an online account for each member, which can be accessed on the web site of the network partner through which they joined and on our web site. Members can also elect to receive offers by e-mail.

        Our direct marketing network partners include high-traffic portal, community and content web sites, such as Classmates.com and iVillage.com. We provide a web-based application to our network partners that enables them to offer e-centives accounts and promotions to their users on a co-branded basis, maintaining the look and feel of the network partner's web site. We thereby enable our network partners to incorporate a new member benefit into their web site without the costs and challenges of building and maintaining their own direct marketing system. We believe these relationships enable us to expand our database of consumers, provide convenient access for our members and attract new marketers to our system.

        We developed a web-based application that enables consumers to register to receive e-centives at our network partners' web sites or through our web site, www.e-centives.com. Our members provide demographic information and indicate interests in product categories in return for e-centives targeted to their shopping preferences. We create an online account for each member, which can be accessed on the web site of the network partner through which they joined and on our web site. If they prefer, members can elect to receive e-centives by e-mail. We also offer technology, to our marketers, that automatically recognizes our members when they enter the marketer's web site, and highlights and applies relevant e-centives during the shopping and purchase process. During the year ended December 31, 2000, we delivered e-centives for over 190 marketers, and during the nine months ended September 30, 2001, we delivered e-centives for over 70 marketers. These marketers include OfficeMax, Dell Computers, E*Trade, Northwest Airlines, Overstock.com, SmarterKids.com and CarParts.com.

        We provide our commerce technologies and services on a global basis to portals, Internet service providers, community and content web sites; including AT&T, Washingtonpost.com and Quicken.com in the U.S., Vizzavi and Excite UK in Europe, and NTT in Japan. Our commerce system incorporates millions of products from hundreds of merchants, and a variety of other information such as product specifications, that allow Internet users to make more informed purchase decisions. Similar to our direct marketing system, we provide our commerce technologies and services to operators of Internet sites and wireless applications who can, in turn, provide these commerce services through their sites and services to end users.

        We recently began offering e-mail marketing technology services. These services allow companies to outsource their e-mail marketing campaigns to us. This solution allows businesses to cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. Our outsourced e-mail marketing solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, and tracking and analysis services. Our e-mail marketing system is designed to help build an ongoing, personalized dialogue with the client's intended audience and maximize effectiveness through targeting and testing.

RECENT DEVELOPMENTS

POTENTIAL ACQUISITION

         We are currently in negotiations to acquire the assets of another company and we have entered into a letter of intent regarding same. In anticipation of this potential acquisition, we have entered into a services agreement pursuant to which we have advanced certain sums (approximately $378,000) to the target company in advance of executing a definitive purchase agreement, as well as a technology license agreement.

RIGHTS OFFERING

        We granted each holder of our common stock as of August 31, 2001 the right to purchase one share of common stock for each share of common stock held of record on that date, and offered any remaining shares to certain standby purchasers. This rights offering consisted of 20,000,000 shares of our common stock at a subscription price of $1.23 per share. As of September 30, 2001, we had received approximately $2.6 million from subscribers under the rights offering, and as of October 19, 2001, we closed the rights offering with subscriptions for all 20,000,000 shares. Each subscriber in the rights offering will receive, for no additional consideration, a pro-rata portion of 2,000,000 shares of our preferred stock, based upon such subscriber's participation in the rights offering. The form and terms of this preferred stock, including its conversion features, will be made by us as soon as practicable after the expiration of the rights offering.

        As part of the rights offering, we sold shares of our common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, one of our stockholders and directors, serves as the investment advisor to Venturetec and Pine and serves as President of Venturetec and its parent corporation New Venturetec AG. Venturetec and Pine each delivered to us an unsecured promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering. Venturetec's note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (USD 5,230,769), without interest, and Pine's note was in the principal amount of CHF 8,687,530 (USD 5,346,172), without interest.

ACQUISITION OF COMMERCE BUSINESS

        On March 28, 2001, we completed the acquisition of the Commerce Division of Inktomi Corporation, a developer of scalable Internet infrastructure software based in Foster City, California. We exchanged 2,551,700 shares of our common stock, or 14.4% of our outstanding common stock, for the net assets of the division. Of the 2,551,700 shares issued to Inktomi Corporation in the acquisition, 1,020,680 shares, or 40%, were placed in escrow, 382,755 of which will be released to Inktomi Corporation based upon the achievement of revenue and performance targets for the acquired business at the end of twelve and eighteen months following the closing. If such performance and revenue criteria are not achieved for such periods, then all such shares will be returned to us. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price we also issued a warrant to purchase an additional 1,860,577 shares of our common stock upon the achievement of additional revenue targets at the end of twelve months following the closing. In connection with the acquisition, we entered into a license agreement and a reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to us to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing.

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

        Through this acquisition, we believe we will further strengthen our position as a leading provider of specialized Internet infrastructure solutions, including direct marketing and distributed commerce. We believe that the combined technologies, content, and services will enable us to provide Internet users with attractive, personalized tools to make better purchasing decisions online and offline. With this transaction, we also added several new clients - including AT&T, NTT and The Washington Post - as well as a broadened portfolio of products and services to offer existing clients. We also gained an immediate foothold in Europe with newly hired Commerce Division employees located in London.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the FASB issued Statement No. (FAS) 141, BUSINESS COMBINATIONS, and FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

        We are required to adopt the provisions of FAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which we accounted for using the purchase method. We are required to adopt the provisions of FAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142.

        FAS 141 requires, upon adoption of FAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. Upon adoption of FAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, FAS 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

        As of the date of adoption, we expect to have unamortized identifiable intangible assets in the amount of approximately $1.1 million, which will be subject to the transition provisions of FAS 141 and 142. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when along-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS 142, Goodwill and Other Intangible Assets. We are required to adopt FAS 144 no later than the year beginning after December 15, 2001, and we plan to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of FAS 144 for long-lived assets held for use will have a material impact on our financial statements because the impairment assessment under FAS144 is largely unchanged from FAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of FAS 144 will have on our financial statements.

PRODUCTS AND REVENUES

        We launched our direct marketing service in November 1998. We typically enter into fixed fee or performance based contracts for the delivery of our direct marketing service on behalf of marketers and our network partners. We deliver e-centives through our suite of direct marketing services, principally comprised of PromoMail, PromoCast and PromoCommerce. Between November 1998 and June 1999, while we were introducing our direct marketing service, we allowed marketers to use our system at no charge. We began generating revenue in the third quarter of 1999, with 100% of the revenue in 1999 generated from the delivery of e-centives to members on behalf of marketers and network partners. The Commerce Engine began generating revenue in late March 2001, in conjunction with the acquisition of the Commerce Division from Inktomi Corporation. Our newest service, outsourced e-mail, started producing revenue in August 2001.

        For the three and nine months ended September 30, 2000, our revenue breakdown was as follows:

         - 67% and 72%, respectively, from the purchase of direct marketing services on a fixed fee contractual basis
         - 12% and 7%, respectively, from the purchase of direct marketing services on a performance contractual basis
         - 21% and 21%, respectively, from the delivery of e-mails for ZDNet


        For the three months ended September 30, 2001, our revenue breakdown was as follows:

         - 33% and 65%, respectively, from the purchase of direct marketing services on a fixed fee contractual basis
         - 8% and 5%, respectively, from the purchase of direct marketing services on a performance contractual basis
         -        55% and 29%, respectively, from the Commerce Engine
         -        4% and 1%, respectively, from outsourced e-mail services

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

        Our PromoMail service consists of targeted e-mails highlighting a marketer's specific promotions. Marketers who contract to use the PromoMail service participate in mailings to a group of members based upon those members' preferences. Marketers can purchase this service on a fixed fee basis or on a performance basis. For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail. When marketers purchase the PromoMail service on a performance basis, revenue is based solely on the actions of our members. We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members. Revenue is recognized upon the click-through or upon notification by the marketer of the number or amount of applicable sales. For the three months ended September 30, 2001, we generated approximately 30% of our revenue from the sale of our PromoMail service.

        Marketers who subscribe to the PromoCast service enter into fixed-fee contracts for our delivery of either a specified or unlimited number of e-centives to the accounts of a targeted group of members over the contractual period. Once a member receives and clicks on the offer, our system links the member directly to the appropriate page within the marketer's site. The term of these contracts is typically one year or less. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits his or her account. Because we have an obligation to maintain the e-centive on our system until it expires, we recognize revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the contract term. We currently do not guarantee the delivery of the specific number of e-centives that the marketer purchases under these contracts. Under these contracts, if there are any remaining e-centives not used by the marketer at the end of the contract period, those unused e-centives are forfeited. For the three months ended September 30, 2001, we generated approximately 10% of our revenue from our PromoCast service and we expect that PromoCast services will account for a smaller percentage of our revenue in the future.

        Our PromoCommerce service consists of several components including a PromoCast package, a perpetual software license and maintenance on such software. Revenue related to the incorporated PromoCast package is recognized ratably over the term of the contract. The software components enable the subscribing merchant's site to recognize our members when they enter into the merchant's web site and automatically detect, highlight and apply relevant e-centives during the shopping and purchase process. The maintenance component provides subscribing merchants with product updates and telephone support services. Our customer support contracts typically have a one-year term, and revenue is recognized ratably over the term of the contract. For the three months ended September 30, 2001, we generated approximately 1% of our revenue from our PromoCommerce service.

        The Commerce Engine provides portals and other web site customers, as well as wireless carriers, with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine is a high-performance commerce application designed to handle the challenges of bringing consumers and merchants together, and promoting transactions between them. The Commerce Engine provides a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants. Similar to our direct marketing application we provide to our network partners, we make the Commerce Engine available to Internet portals and other web site customers who can, in turn, provide commerce services through their sites to end users. We provide and manage all hardware, software and operational aspects of the Commerce Engine and the associated databases of product libraries and purchasing locations. This includes collecting, organizing, storing and updating vast quantities of electronic product information, and presenting this information for display to end users.

        We also provide our customers with a programming interface and software tools to enable them to maintain and customize the look and feel of their commerce service user interface. Revenue from the Commerce Engine is generated primarily through license, support and maintenance fees from Internet portal and other web site destination customers, as well as fees from the participating online merchants. Our contracts for our Commerce Engine currently consist of implementation and annual information service fees from Internet sites and annual service and monthly transaction fees from merchants. Revenue generated from the merchant transaction fees is recognized when earned, while revenue for all other services is recognized ratably over the term of the contract. For the three months ended September 30, 2001, we generated 55% of our revenue from the Commerce Engine product and its related services.

        We recently began offering outsourced e-mail technology services to businesses. These services will allow companies to outsource their e-mail marketing campaigns to us. This solution will allow businesses to cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. Our outsourced e-mail marketing solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, and tracking and analysis services. Our email marketing system is designed to help build an ongoing, personalized dialogue with the client's intended audience and maximize effectiveness through targeting and testing. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services. Revenue related to the one-time service charges for setting up the customer is recognized ratably over the contract term, while all other revenue is recognized when the services occur. For the three months ended September 30, 2001, we have generated 4% of our revenue from our outsourced e-mail services.

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

INTERNET PORTALS

        Effective June 27, 2001, we signed a Market Place Agreement with Vizzavi Europe Limited ("Vizzavi") to provide Internet and mobile commerce and merchandising services to Vizzavi's portals across Europe. Vizzavi is a rapidly growing joint venture between Vodafone Group plc, the world's largest mobile network operator, and Vivendi Universal, one of the world's leading media companies. Vizzavi operates portals across Europe delivering aggregated content and services through a range of devices, including personal computers, mobile telephones, personal digital assistants and interactive TV. Unless terminated earlier, based upon defined criteria provided in the agreement, the agreement has an initial term of two years, with an automatic extension for a third year. Pursuant to the agreement, e-centives will deliver the Commerce Engine shopping system, including customized product search and merchandising. The agreement entails e-centives launching the shopping service on Vizzavi's portals across Europe. The shopping service was launched in the United Kingdom in August 2001, with targeted launches in the fourth quarter of 2001 for Holland and in the first quarter of 2002 for France and Germany. In addition, there is the possibility of additional launches in other countries such as Spain, Italy, Portugal and Greece. We anticipate that this agreement with Vizzavi will generate revenue through annual license fees, consulting fees, merchant transaction fees and various other commerce and merchandising service fees.

NETWORK PARTNERS

        In connection with our direct marketing services, we maintain relationships with network partners that operate high-traffic portals, content and community web sites. Our application provides network partners with the ability to present offers, to their users, without the costs and challenges of building and maintaining their own online direct marketing system. We provide and maintain the underlying technology, host and serve co-branded pages, create and deliver offers and provide consulting services and member support.

        Our network partners' users can become e-centives members during the registration process of some of our network partners' web sites. Alternatively, members can join our system through various other access points throughout the network partner's web site. In either case, our service is delivered on a co-branded basis maintaining the look and feel of the network partner's web site.

        On March 31, 2001, we renegotiated our Co-Branding Agreement with Excite@Home ("Excite"), dated as of February 16, 2000 and amended December 30, 2000. In connection with the renegotiation, we purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite. The renegotiated agreement relieved us from obligations to make payments of up to $13 million to Excite over the next two years. The new agreement with Excite, effective April 1, 2000, was a one-year agreement, whereby Excite provided us with access to e-mail and other subscriber information, and in exchange for this information, we were to pay Excite a percentage of the revenue generated from these subscribers. Through September 30, 2001, this restructured agreement had resulted in no revenue share payments to Excite. As of November 5, 2001, this agreement had been terminated, as Excite recently filed for bankruptcy protection.

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

MARKETING PARTNERS

        During the first two quarters of 2001, we entered into several barter transactions (marketing partner transactions) that consist of the sale of large quantities of outbound e-mail to marketing partners, and the purchase of banner advertisements and outbound e-mail services by e-centives from these same partners. We generally enter into a contractual relationship with a marketing partner for delivery of a specified quantity of targeted e-mails to our membership database or other databases, offering promotions and special offers on behalf of the marketing partners. In addition, we place orders with the marketing partner to purchase a specified volume of banner advertisements, web site click-throughs or outbound e-mail. This marketing activity is designed to drive the marketing partners' viewers and members to our registration page to register for the e-centives service. Revenue and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for e-mail deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as the delivery of the promotional e-mails and are included as part of sales and marketing expense. For the nine months ended September 30, 2001, marketing partner transactions comprised approximately 35% of our revenue, with no marketing partner transactions occurring during the three months ended September 30, 2001.

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

MEMBERS

        As of September 30, 2001, e-centives maintained approximately 12.5 million member accounts for our direct marketing services. We provide our members with control over many aspects of our system, including what categories of offers they receive and when those offers are redeemed. To join our system, consumers sign-up for and personalize their e-centives account through any of our network partner web sites or our web site. When creating or updating their account, our members provide demographic information and select categories in which they have an interest. These categories include:

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

        Our system then allows members to easily store, review, delete or use their offers. Member accounts are accessible at the web sites of the network partners through which the member joined or through our web site. Members may also opt to receive e-mails that highlight offers, the type and frequency of which are determined by the member. Offers are automatically saved in the member account until they expire or are deleted. Members can browse their personal account organizer by category or search for specific offers by marketer name or keyword. Members who click on the offer are automatically linked to the marketer's web site.

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

CERTAIN INDUSTRY TRENDS

        There has been a recent slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies. Many retail Internet companies are having difficulties raising capital, borrowing money and otherwise funding their operating losses. In addition to our traditional brick and mortar merchants, we have a number of clients that are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital. These marketer clients are experiencing even greater cash flow problems due to this slowdown. Therefore, some of our marketer clients could fail. As a result of the difficulties of some of our marketer clients, we have had to expend additional effort to collect our accounts receivable, and in certain cases have had to settle for less than the total amount owed. In the nine months ended September 30, 2001, we incurred charges related to an increase of $145,824 in our provision for doubtful accounts and wrote off $187,873 in bad debts. While we believe that our allowance for doubtful accounts as of September 30, 2001 is adequate to cover any difficulties with the collection of our accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

        In light of the recent turmoil in the Internet sector, many advertisers are tightening their marketing budgets, which may affect our sales in upcoming quarters. We may face additional challenges in the last quarter of 2001 due to the Internet slowdown. We expect that this trend will continue in the near future. We plan to continue to expand our business to include additional direct marketing and commerce products and services so as to grow our business over the near term.

RESULTS OF OPERATIONS

        The following presents our financial position and results of operations as of and for the three and nine months ended September 30, 2001. Since then, we have continued to incur substantial losses. We expect to continue to incur losses through 2001 as we continue to promote, develop and deploy our business.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

        REVENUE. Revenue decreased by $1,689,822 to $735,087 for the three months ended September 30, 2001, compared to $2,424,909 for the three months ended September 30, 2000. Revenue for the three months ended September 30, 2001, included revenue from two new sources: $404,941 from the Commerce Division and $28,497 from our out-sourced email services. However, these amounts were more than offset by the approximately $1.0 million decrease in revenue from fixed fee PromoMail related services, the $500,000 impact from the expiration of the ZDNet agreement for the delivery of monthly e-mails, and lower revenue from PromoCast and PromoCommerce related services. Because of the increased interest in e-mail marketing, sales of our PromoCast and PromoCommerce related services will most likely continue to decrease.

        COST OF REVENUE. Cost of revenue consists primarily of expenses related to providing our services, including personnel costs associated with providing our services, depreciation of servers, network and hosting charges, and network partner revenue share payments. Cost of revenue increased by $1,019,449 to $1,578,963 for the three months ended September 30, 2001, compared to $559,514 for the three months ended September 30, 2000. Approximately $919,000 of the increase was attributable to the acquisition of the Commerce Division, with the majority of the costs associated with network and hosting charges and the depreciation of the acquired assets. Although we did lower our existing network and hosting fees, this decrease was more than offset by higher depreciation charges in 2001 versus 2000. The decrease in gross margin of $2,709,271 is primarily the result of lower revenue from our e-centives based services, additional network and hosting charges associated with the Commerce Division, as well as higher depreciation form the acquired Commerce Division assets and other assets needed to provide our services.

        PRODUCT DEVELOPMENT. Product development consists primarily of expenses related to the development of our technology and the maintenance of our data, including payroll and related expenses for personnel and associated software and hardware maintenance costs. We expense product development costs as we incur them. Product development expenses increased by $1,455,286 to $2,155,524 for the three months ended September 30, 2001, compared to $700,238 for the three months ended September 30, 2000. Approximately $1.2 million of the increase is the direct result of the acquisition of the Commerce Division, with the remaining portion of the increase attributable to increased product development personnel costs associated with the development and maintenance of our systems, including our infrastructure and computer software.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $118,873 to $3,487,183 for the three months ended September 30, 2001, compared to $3,368,310 for the three months ended September 30, 2000. Although rent increased by about $892,000, primarily due the increased office space in Maryland and the new office space in California, and the acquisition of the Commerce Division added approximately $477,000 in depreciation and amortization expense, lower legal fees of about $582,000 and the steps we have undertaken to reduce our ongoing general and administrative expenditures, helped to offset these increases. In addition, the coolsavings settlement required a payment of $250,000 in 2001, versus a payment of $650,000 in 2000.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $2,745,402 to $1,662,331 for the three months ended September 30, 2001, compared to $4,407,733 for the three months ended September 30, 2000. Although sales and marketing for the three months ended September 30, 2001 included approximately $497,000 of expenses related to the Commerce Division, an overall decrease in advertising and promotional expenditures for the three months ended September 30, 2001, when compared to the three months ended September 30, 2000, more than offset these additional costs. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing costs and will continue to evaluate our marketing needs in the future. Such efforts resulted in a decrease in on-line media, printed publications, broadcast media, and out-of-home media expenditures of approximately $1,167,000, $849,000, $338,000 and $74,000, respectively.

        NETWORK PARTNER FEES. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees decreased by $2,084,207 to $22,113 in the three months ended September 30, 2001, compared to $2,106,320 in the three months ended September 30, 2000. This decrease is primarily the result of the termination of our Co-Branding Agreement with Excite and a shift from paying our partners a fixed fee per new member, to revenue share arrangements that are classified as cost of revenue, a trend that we expect to continue.

        STOCK-BASED COMPENSATION. Stock-based compensation expense consists of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses decreased by $383,018 to ($105,803) for the three months ended September 30, 2001, compared to $277,215 for the three months ended September 30, 2000. This decrease is attributable to historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination, as well as performance-based options that fully vested in 2000 and therefore did not impact 2001.

        INTEREST INCOME, NET. Net interest income consists of income on our cash balances. Net interest income decreased by $7,587 to $60,431 for the three months ended September 30, 2001, compared to $68,018 for the three months ended September 30, 2000. The Company earned less interest income in the three months ended September 30, 2001 due to lower cash balances.

        NET LOSS. Net loss decreased by $909,110 to $8,004,793 for the three months ended September 30, 2001, compared to $8,913,903 for the three months ended September 30, 2000. As described above, the increase in net loss is the combined result of a lower profit margin of $2.7 million being offset by lower operating costs of about $3.6 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

        REVENUE. Revenue decreased by $1,687,522 to $3,940,954 for the nine months ended September 30, 2001, compared to $5,628,476 for the nine months ended September 30, 2000. While revenue for 2001 includes $1.4 million in marketing partner transactions, as well as the approximately $1.1 million in revenue that was generated by the Commerce Engine, lower revenue from other services more than offset the additional sources of revenue. Fixed fee PromoMail revenue was down by $1.0 million, PromoCast and PromoCommerce related revenue was down by $1.1 million, and the ZDNet agreement to deliver monthly e-mails, which generated approximately $1.2 million in revenue in 2000, expired in late 2000.

        COST OF REVENUE. Cost of revenue consists primarily of expenses related to providing our services for our marketers, including personnel costs associated with providing our services, depreciation of servers, network and hosting charges, and network partner revenue share payments. Cost of revenue increased by $4,997,218 to $6,392,945 for the nine months ended September 30, 2001, compared to $1,395,727 for the nine months ended September 30, 2000. Approximately $3.1 million of the increase can be attributed to the acquisition of the Commerce Division. The one-time purchase of $1.3 million of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite, in connection with the renegotiation of our agreement with Excite, also contributed to the increase. In addition, the nine months ended September 30, 2001 had higher network partner revenue share payments and higher depreciation charges.

        PRODUCT DEVELOPMENT. Product development consists primarily of expenses related to the development of our technology and the maintenance of our data, including payroll and related expenses for personnel and associated software and hardware maintenance costs. We expense product development costs as we incur them. Product development expenses increased by $3,843,637 to $6,003,259 for the nine months ended September 30, 2001, compared to $2,159,622 for the nine months ended September 30, 2000. Approximately $2.5 million of the increase is the direct result of the acquisition of the Commerce Division, with the remaining portion of the increase due to increased product development personnel costs associated with the development and maintenance of our systems, including its infrastructure and computer software.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $2,133,742 to $8,623,949 for the nine months ended September 30, 2001, compared to $6,490,207 for the nine months ended September 30, 2000. A large portion of the increase, about $2.0 million, is due to higher rent expense associated with the increased office space in Bethesda, Maryland and the new office space in Redwood Shores, California. The acquisition of the Commerce Division added approximately $976,000 in depreciation and amortization expense for 2001, while the coolsavings settlement required a payment of $250,000 in 2001 versus a payment of $650,000 in 2000. Although general and administrative expenses have increased, primarily due to the acquisition of the Commerce Division, we have taken steps to reduce our ongoing expenditures.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $5,049,036 to $8,431,324 for the nine months ended September 30, 2001, compared to $13,480,360 for the nine months ended September 30, 2000. Although the nine months ended September 30, 2001 included approximately $1.1 million of expenses related to the Commerce Division, there was an overall decrease in marketing and sales expenditures when compared to the nine months ended September 30, 2000. Out-of-home media, broadcast media, and printed publication expenditures were lower by $3.0 million, $1.8 million and $1.2 million, respectively.

        NETWORK PARTNER FEES. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees decreased by $3,647,672 to $933,157 in the nine months ended September 30, 2001, compared to $4,580,829 in the nine months ended September 30, 2000. This decrease is primarily the result of the termination of the Co-Branding Agreement with Excite and a shift from paying our partners a fixed fee per new member, to revenue share arrangements that are classified as cost of revenue.

        STOCK-BASED COMPENSATION. Stock-based compensation expense consists of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses decreased by $842,531 to $566,968 for the nine months ended September 30, 2001, compared to $1,409,499 for the nine months ended September 30, 2000. This decrease can be attributed to performance-based options that fully vested in 2000 and therefore did not impact 2001, as well as historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination.

        INTEREST INCOME, NET. Net interest income consists of income on our cash balances. Net interest income increased by $245,701 to $552,623 for the nine months ended September 30, 2001, compared to $306,922 for the nine months ended September 30, 2000. The Company earned more interest income in the first nine months of 2001 due to higher cash balances resulting from our initial public offering in October 2000.

        NET LOSS. Net loss increased by $2,914,679 to $26,458,025 for the nine months ended September 30, 2001, compared to $23,543,346 for the nine months ended September 30, 2000. This increase in net loss is primarily attributed to the decrease in revenue of $1.7 million and the increase in cost of revenue of $5.0 million being offset by lower operating expenses of about $3.6 million.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception through September 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, through which we raised net proceeds of $45,829,578 through September 2000. Our last private offering prior to our IPO, was completed in February 2000, in which we issued 2,328,434 shares of our Series C convertible preferred stock with approximate total proceeds of $23,800,000. On October 10, 2000, we completed an initial public offering in Switzerland of shares of our common stock, which are listed on the SWX New Market Segment of the SWX Swiss Exchange (the "Swiss IPO"). After deducting expenses and underwriting discounts, we received approximately $36.7 million in proceeds from this transaction. Upon the closing of the Swiss IPO, all of our shares of preferred stock converted automatically to common shares. As of September 30, 2001, we received approximately $2.6 million from subscribers in our rights offering. The rights offering, which consisted of 20,000,000 shares of our common stock at a subscription price of $1.23 per share, resulted in net proceeds of approximately $23.3 million. Certain of the consideration was paid for by promissory notes (See also Recent Developments (Rights Offering) on page 12 for more information on the notes).

        At September 30, 2001, we held $6,561,915 in cash and cash equivalents and short-term investments. We have restricted cash of $449,579 as collateral for a letter of credit commitment to secure our lease payment obligations for the Bethesda, Maryland office. We have a certificate of deposit of $1,007,282 classified as a long-term investment because the documentation establishing a letter of credit in such amount as a security deposit for the Redwood Shores, California office was not completed as of September 30, 2001.

        Cash used in operating activities was $16,318,439 and $18,814,468 for the nine months ended September 30, 2000 and 2001, respectively. For both periods, the net cash flows used in operating activities largely reflect the Company's net losses.

        Cash used in investing activities was $2,373,244 and $3,102,644 for the nine months ended September 30, 2000 and 2001, respectively. The increase in net cash used for investing activities reflects the acquisition of the Commerce Division for $1,059,460 and the purchase of a $1,007,282 certificate of deposit (associated with the sublease agreement with Inktomi Corporation for office space in Redwood Shores, California). These increases were offset by a decrease in the purchasing of property and equipment of $720,115.

        The net cash provided by financing activities of $1,344,311 for the nine months ended September 30, 2001 reflects the netting of the $2,551,874 in proceeds associated with our rights offering and the March 2, 2001 payment of $1,235,688 for dividends that were declared on preferred stock in 2000. For the nine months ended September 30, 2000, net cash provided by financing activities was $20,567,516, with the majority of the amount attributable to the February 2000 private offering of our Series C convertible preferred stock.

        We have undertaken a series of cost-cutting measures to preserve cash and will continue to examine ways to cut costs in the future. Following the completion of the Commerce Division acquisition, we eliminated 21 redundant positions in late April 2001. In late July 2001, we eliminated an additional 23 positions. We have similarly undertaken efforts to reduce marketing, real estate, and general overhead expenses. We are also considering reorganizing and consolidating some of our office space and subleasing any excess space made available by such efforts. We will continue to look prudently at all expenditures in order to reduce our ongoing operating costs.

        We believe that the net proceeds from the rights offering, together with our cash resources, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the fourth quarter of 2002. However, we may need to raise additional funds sooner to fund our planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue or expand our business.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On October 8, 2001 we were notified by coolsavings.com that a payment of $250,000 was due to coolsavings because a summary judgment motion, relating to a separate litigation between coolsavings and Catalina Marketing Corporation, was not granted within one year from the date of entry of the Stipulated Order of Dismissal, which was October 3, 2000. Our settlement with coolsavings is summarized below.

      The terms of the settlement with coolsavings provide for a cross-license between us and coolsavings, for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

         o $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents;

         o $250,000, which was accrued for at September, 30, 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute; and

         o up to $450,000 if and to the extent the coolsavings' patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.

        Other than the $250,000 payment due to coolsavings, there were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 2001.

        From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

       On March 28, 2001, we issued 2,551,700 shares of our common stock pursuant to the acquisition of Inktomi Corporation. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under Rule 506. On July 25, 2001, a Registration Statement on Form S-1 covering these shares, as well as 2,328,434 shares issued upon the conversion of our Series C preferred stock at the closing of our initial public offering in October 2000 and 26,875 shares issued in connection with employment, was declared effective.

        Additionally, we granted each holder of our common stock as of August 31, 2001 the right to purchase one share of common stock for each share of common stock held of record on that date, and offered any remaining shares to certain standby purchasers. This rights offering consisted of 20,000,000 shares of our common stock at a subscription price of $1.23 per share. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under Regulation S. As of September 30, 2001, we had received approximately $2.6 million from subscribers under the rights offering, and as of October 19, 2001, we closed the rights offering with subscriptions for all 20,000,000 shares. Each subscriber in the rights offering will receive, for no additional consideration, a pro-rata portion of 2,000,000 shares of our preferred stock, based upon such subscriber's participation in the rights offering. The form and terms of this preferred stock, including its conversion features, will be made by us as soon as practicable after the expiration of the rights offering.

USE OF PROCEEDS

        We estimate that the net proceeds from the aforementioned rights offering will be approximately $23.3 million, after deducting offering fees and other expenses payable by us. We intend to use the net proceeds from the rights offering for working capital, general corporate purposes, and merger and acquisition activity. Pending such uses, we intend to invest the funds in short-term, interest-bearing obligations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(B)      REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by us during the three months ended September 30, 2001.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 16th day of November, 2001.

                                           E-CENTIVES, INC.




                                           By:  /S/ DAVID A. SAMUELS
                                                -------------------------------
                                           David A. Samuels
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)