Form 10-K
period 2001-12-31
E CENTIVES INC
filed 2002-04-17
CIK 1092283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

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

                                 (240) 333-6100
              (Registrant's telephone number, including area code)
                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:   Not Applicable

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the SWX New Market of the SWX Swiss Exchange as of April 1, 2002 is $25,527,830 (1).

(1) Assumes an exchange rate of 1.68501 Swiss Francs per one U.S. Dollar as of April 1, 2002.

     As of April 1, 2002, there were 37,732,039 shares of the registrant's common stock outstanding.
================================================================================
                                e-CENTIVES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                     PAGE
PART I
          Item 1.    Business.......................................................................      3
          Item 2.    Properties.....................................................................     24
          Item 3.    Legal Proceedings..............................................................     25
          Item 4.    Submission of Matters to a Vote of Security Holders............................     25
PART II
          Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters...........     26
          Item 6.    Selected Financial Data........................................................     28
          Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.....................................................................     29
          Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................     42
          Item 8.    Financial Statements and Supplementary Data....................................     42
          Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure.....................................................................     42
PART III
          Item 10.   Directors and Executive Officers of the Registrant.............................     43
          Item 11.   Executive Compensation.........................................................     45
          Item 12.   Security Ownership of Certain Beneficial Owners and Management.................     47
          Item 13.   Certain Relationships and Related Transactions.................................     48
PART IV
          Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............     51
SIGNATURES..........................................................................................     52



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

                                e-CENTIVES, INC.

                                     PART I

ITEM 1- BUSINESS

OVERVIEW

     We provide interactive marketing technologies and services. Businesses rely on our broad range of solutions to acquire and retain customers. We provide online marketing and commerce capabilities and solutions for companies across a range of industries including the Internet (portals and destination sites), retail, banking, insurance, and telecommunications. With our proprietary technology, we power acquisition and retention solutions for companies that do business with millions of Internet users every day. Our suite of solutions includes promotions network, member services, commerce network, commerce engine, outsourced e-mail marketing and online promotions system.

     o Our promotions network provides marketers with the ability to deliver targeted, personalized offers to millions of consumers across our network of partner sites and via e-mail.

     o Our member services solutions enable leading Internet sites to provide their site visitors with easy and convenient access to personalized promotional offers. By delivering added value to their consumers, our member services solutions have proven to be valuable tools that increase registration and encourage return site visits.

     o Our commerce network allows merchants to reach millions of online consumers by integrating their entire product catalog into leading search and shopping services used by top Internet sites. Our technology and network of sites enable merchants to reach consumers where they actively search for products and when they are most likely to buy.

     o Our commerce engine provides Internet sites with leading product search and comparison shopping tools. From dynamic e-marketplaces to customized product search applications, these solutions help businesses provide their users with the support tools they need to make smarter purchase decisions.

     o Our outsourced e-mail marketing solutions enable companies to build ongoing, personalized dialogs with their audiences. Our systems can maximize effectiveness of e-mail marketing campaigns through testing and targeting and are proven to raise response and conversion rates, enabling our clients to boost sales, strengthen brands and build loyalty with their customers.

     o Our online promotions system offers solutions for creating, targeting, publishing and tracking coupons and promotional incentives. Our system can deploy and manage promotions, and track individual consumer's responses to offers for manufacturers, retailers, and websites.

     On March 28, 2001, we acquired the Commerce Division from the Inktomi Corporation in a purchase business combination for approximately $12.9 million, consisting of 2,168,945 shares of our common stock valued at approximately $11.8 million and about $1.1 million in acquisition costs. A total of 2,551,700 shares of our common stock were issued with 40% placed into escrow. Thirty eight percent of the escrow shares, or 382,755, are to be released based upon the achievement of contractually defined revenue and performance targets for the Commerce Division. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price, we also issued to Inktomi Corporation a warrant to purchase an additional 1,860,577 shares of our common stock upon the achievement of additional revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition. Based upon the revenue through December 31, 2001, we do not anticipate that Inktomi will be eligible to receive the shares of common stock and warrants that are contingent upon the achievement of revenue targets for the Commerce Division. In connection with the acquisition, we entered into a license agreement and reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation perpetually licensed certain software and technology to us to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing. In addition, commensurate with the acquisition, we hired 70 of Inktomi's Commerce Division employees and entered into a sublease agreement with Inktomi Corporation for approximately 31,000 square feet of office space in Redwood Shores, California.

     On December 3, 2001, we entered into an Asset Purchase Agreement (the "Agreement") with BrightStreet.com, Inc.

("BrightStreet.com") whereby we acquired substantially all of BrightStreet.com's assets and certain liabilities. We acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of our common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of our common stock and about $335,000 in acquisition costs. The cash payments consisted of an $825,000 payment at closing and approximately $843,000 in cash advances to fund BrightStreet.com's working capital under the terms of a Management Services Agreement. The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share. The performance-based warrant is exercisable, in whole or in part, until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share.

     In conjunction with the Agreement, we entered into a Patent Assignment Agreement (the "Assignment") with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all right, title and interest in and to all the issued and pending BrightStreet.com patents (the "Patents"), subject to certain pre-existing rights granted by BrightStreet.com to third parties ("Pre-existing Rights"), provided we make certain payments to BrightStreet.com by December 3, 2005 (the "Payments"). If we make such Payments by that date, we shall own all right, title and interest in and to the Patents, subject to the Pre-existing Rights. Until such Payments are made, we have, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sublicensable right and license under the Patents. Until we take title to the Patents, we may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event we do not make the Payments by December 3, 2005, we shall retain a license to the Patents, but the license shall then convert to a non-exclusive license.

     In exchange for the rights granted under the Assignment, beginning December 2002, we are obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payments will be deemed to have been made. We also have the right, at any time prior to December 3, 2005, to satisfy the Payments by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

INDUSTRY BACKGROUND

     The Internet has emerged as a powerful marketing medium that allows millions of consumers and marketers to conduct business and interact with each other in unprecedented ways. Early online marketing strategies were heavily focused on customer acquisition, optimizing the emerging medium's inherent capacity to build brand awareness, advertise products and services, and promote purchases. With the exponential increases in the volume of sites and the ease with which consumers could navigate between them, online marketers turned to customer retention and loyalty-building efforts to differentiate themselves from the competition.

     The Internet is particularly well suited to direct marketers because of its ability to access both broad audiences, as well as precisely defined groups. As a result, the Internet provides marketers with opportunities to identify and attract customers, as well as target specific types of users and collect data on their preferences. At the same time, the Internet appeals to consumers because it offers more individual control over marketing messages. The growth of the Internet has encouraged both e-commerce and traditional brick and mortar companies to spend more of their marketing budgets via the Internet. We believe there is a need for a marketing infrastructure that could satisfy the objectives of both marketers and consumers, which would enable businesses to acquire and retain customers, yet operate from a consumer-centric approach that would provide relevance and meaningful value to the individual user.

OUR SOLUTIONS

    Our PROMOTIONS NETWORK solution makes it easy for merchants to reach millions of online shoppers and build profitable relationships with them.
It allows merchants to deliver promotions to their target audience from our database of pre-qualified consumers across our network of Internet sites or via opt-in e-mail. Our database is composed of millions of online consumers who have specified their shopping interests and demographics when they registered at one of our network partner sites. These consumers then receive and access the merchants' offers right at that network site or via email, so offers are always ready to redeem when they are ready to shop.

     Our MEMBER SERVICES solution is a sophisticated online promotional infrastructure that Internet sites can use as a membership benefit to attract and retain their users. Our web-based application is integrated with Internet sites in order to give site visitors easy and convenient access to personalized promotional offers from top merchants. When visitors register at these network partner sites, they can opt-in for special offers and fill out a personal profile indicating their shopping preferences and interests. Every person who signs up for the e-centives service gets their own online organizer, where their personalized offers are stored and ready to redeem when they are ready to shop. Our solution can be customized to the site's individual requirements, including categories, e-mail, and content.

     Our COMMERCE NETWORK keeps merchants' products in front of millions of online shoppers on some of the Web's well-known sites, including AT&T and WashingtonPost.com. Using keywords or brand names, consumers can search for products and immediately receive the most relevant matches that include key product information, images and the applicable store name. When they are ready to buy, shoppers click through directly to the merchant's site to complete the transaction. Our services can also motivate shoppers to buy products with our built-in product merchandising capabilities, which can be used to drive impulse purchases by showcasing featured products across commerce network sites.

     Our COMMERCE ENGINE is a scalable, outsourced infrastructure that enhances Internet sites' content offering with a full-service product search and shopping experience. Users have access to millions of products from hundreds of merchants, plus helpful information to make more informed purchase decisions. The COMMERCE ENGINE can be provided a Web-based or wireless commerce application and is deployed as a private-label hosted solution with fully configurable functions and features to meet specific needs.

    Our outsourced E-MAIL MARKETING solutions enable businesses to engage customers and prospects with highly relevant messages that elicit the responses that they are after. Our system provides a comprehensive technology platform that leverages consumer data to create campaigns that resonate with the audiences on an individual level. Our personalization and dynamic messaging capabilities allow for targeting of content and creates unique messages based on various selected variables. Our real-time, Web-based activity reports reveal key details to help measure and evaluate all aspects of campaigns, capturing activity data down to the user level, enabling the creation of effective follow-up campaigns based on consumer behavior.

    Our online PROMOTIONS MANAGEMENT is a patented technology for companies to identify, build and manage consumer databases with precise consumer purchase profiles. This technology and infrastructure is used for powering a variety of promotional offerings, including coupons, rebates, sales circulars, surveys, trial offers and loyalty programs. Our system can deliver secure, customized, fully trackable marketing programs and promotions that drive offline sales and help identify various consumer segments and analyze their purchase behavior. Our system enables businesses to gain insights about their consumer preferences and motivations, and enhance consumer relationships with rich data modeling and sophisticated targeting.

OUR PRODUCTS AND SERVICES

    We launched our direct marketing services in November 1998 by delivering e-centives through our PROMOMAIL, PROMOCAST and PROMOCOMMERCE services. Between November 1998 and June 1999, while we were introducing our PROMOTIONS NETWORK system, we allowed marketers to use our direct marketing system at no charge. We began generating revenue in the third quarter of 1999, with 100% of the revenue in 1999 generated from the delivery of e-centives. In conjunction with the acquisition of the Commerce Division, the COMMERCE ENGINE and COMMERCE NETWORK began generating revenue in late March 2001. In August 2001, we started producing revenue from our E-MAIL MARKETING technology services, and through the acquisition of BrightStreet.com in December 2001, we began generating revenue by providing online PROMOTIONS MANAGEMENT solutions.

                          OUR PROMOTIONS NETWORK SYSTEM

    We maintain a comprehensive direct marketing system designed to enable marketers to access a database of consumers across the web sites of our network partners and by e-mail. Our system includes a web-based application that enables consumers to register to receive promotional offers at our network partners' web sites or through our web site. Our members provide demographic information and product category interests in return for targeted offers. Our system then delivers offers for products and services directly to the member's account or through e-mail. Our direct marketing system is designed to provide a comprehensive solution for each of three constituencies: marketers, network partners and members. We provide proprietary products and services to meet the needs of each constituency in order to effectively deliver promotions to a targeted audience.

    SERVICES. Through our PROMOTIONS NETWORK, we offer marketers the following direct marketing services: PROMOMAIL, PROMOCAST and PROMOCOMMERCE. When marketers purchase any of these services, we assist them in launching their promotional campaigns quickly and easily. Marketers typically use our client services team to create and distribute their offers. Over the past few years, e-mail has become the predominant Internet application as measured by the percentage of users and total message volume online. Due to its targeting and personalization capabilities, and relatively low cost of implementation, the use of e-mail as a marketing vehicle has significantly increased as a percentage to total online marketing dollars. E-mail marketing is also flexible for both customer acquisition and retention. Because of the increased interest in e-mail marketing, sales of our PROMOMAIL services has become a much higher percentage of our direct marketing services revenue, a trend that we expect to continue.

          o Our PROMOMAIL service consists of targeted e-mails highlighting a marketer's specific promotions. Marketers who contract to use the PROMOMAIL service participate in mailings to a group of members based upon those members' preferences. Marketers can purchase this service on a fixed fee basis or on a performance basis. For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail. When marketers purchase the PROMOMAIL service on a performance basis, revenue is based solely on the actions of our members. We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members. Revenue is recognized upon the click-through or upon notification by the marketer of the number or amount of applicable sales.

          o Marketers who subscribe to the PROMOCAST service enter into fixed-fee contracts for our delivery of either a specified or unlimited number of e-centives to the accounts of a targeted group of members over the contractual period. Once a member receives and clicks on the offer, our system links the member directly to the appropriate page within the marketer's site. The term of these contracts is typically one year or less. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits his or her account. Because we have an obligation to maintain the e-centive on our system until it expires, we recognize revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the expected term of the customer relationship. We currently do not guarantee the delivery of the specific number of e-centives that the marketer purchases under these contracts. Under these contracts, if there are any remaining e-centives not used by the marketer at the end of the contract period, those unused e-centives are forfeited.

          o Our PROMOCOMMERCE service consists of several components including a PROMOCAST package, a perpetual software license and maintenance on such software. Revenue related to the incorporated PROMOCAST package is recognized ratably over the expected term of the customer relationship. The software components enable the subscribing merchant's site to recognize our members when they enter into the merchant's web site and automatically detect, highlight and apply relevant e-centives during the shopping and purchase process. The maintenance component provides subscribing merchants with product updates and telephone support services. Our customer support contracts typically have a one-year term, and revenue is recognized ratably over the expected term of the customer relationship.

    MARKETERS. During the year ended December 31, 2001, we delivered e-centives for over 60 marketers generating approximately $1.7 million in revenue. Below is a list of some of our clients for whom we delivered e-centives during the year ended December 31, 2001, none of whom accounted for more than 5% of our revenue.

               2nd Story Software     Dell Computer        E*Trade
               eVineyard              Franklin Covey       Gateway
               Hallmark Flowers       Marshalls            Northwest Airlines
               Office Depot           OfficeMax            Overstock.com
               Rogaine                Sears                Sprint
               Staples                Tupperware           Walmart

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

           During 2001, we provided services through the following network partners:

               AllCommunity              Ask Jeeves          Care2
               Chase Manhattan Bank      Classmates Online   CoVia
               DesktopDollars            Excite              Intuit
               IVillage                  LifeMinders         Prodigy Internet
               ThirdAge Media            Uproar              USATODAY.com
               ZDNet

    MEMBERS. As of December 31, 2001, we maintained over 12.2 million e-centives accounts. We provide our members with control over many aspects of our system, including what categories of offers they receive and when those offers are redeemed. To join our system, consumers sign-up for and personalize their e-centives account through any of our network partner web sites or our web site. When creating or updating their account, our members provide demographic information and select categories in which they have an interest. These categories currently include:

               Automotive             Groceries             Pets
               Baby Stuff             Health & Beauty       Services
               Books & Magazines      Hobbies               Sports & Fitness
               Computers              Home & Gardening      Toys & Games
               Electronics            Special Events        Travel
               Fashion                Music & Video         Luxury & Designer
               Gifts & Gourmet        Office

           Based on this information, we place promotions in the accounts of our members. Members may also elect to receive e-mails that highlight specific promotions and which are automatically placed in the member's account for their convenience.

           Our system then allows members to easily store, review, delete or redeem their e-centives. Member accounts are accessible at the web sites of the network partners through which the member joined or through our web site. Members may also opt to have their e-centives e-mailed to them on a periodic basis, the frequency of which is determined by the member. Unless they are redeemed or deleted, e-centives are automatically saved in the member account until they expire. Members can browse their personal account organizer by category or search for specific e-centives by marketer name or keyword. Each e-centive includes the marketer's logo, a description of the promotion being offered and an expiration date. Members click on the e-centive to redeem it and are automatically linked to the marketer's web site. If the marketer uses our PROMOCOMMERCE solution, the promotion may be automatically applied to the purchase.

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

    MARKETING PARTNERS. During the first two quarters of 2001, we entered into several barter transactions (marketing partner transactions) that consist of the sale of large quantities of outbound e-mail to marketing partners, and the purchase of banner advertisements and outbound e-mail services by e-centives from these same partners. We generally enter into a contractual relationship with a marketing partner for delivery of a specified quantity of targeted e-mails to our membership database or other databases, offering promotions and special offers on behalf of the marketing partners. In addition, we place orders with the marketing partner to purchase a specified volume of banner advertisements, web site click-throughs or outbound e-mail. This marketing activity is designed to drive the marketing partners' viewers and members to our registration page to register for the e-centives service. Revenue and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for e-mail deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as the delivery of the promotional e-mails and are included as part of sales and marketing expense.

                       OUR COMMERCE PRODUCTS AND SERVICES

    Through the acquisition of the Commerce Division, we acquired a comprehensive system that provides product search, price comparison and merchandising services. Our commerce products and services include the COMMERCE ENGINE and the COMMERCE NETWORK.

    The COMMERCE ENGINE provides portals and other Web site customers, as well as wireless carriers, with an infrastructure to enable their end users to make purchase decisions for goods and services. The COMMERCE ENGINE is a high-performance commerce application designed to handle the challenges of bringing consumers and merchants together and promoting transactions between them. The COMMERCE ENGINE is a platform to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information.

    The COMMERCE ENGINE provides a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants. It is designed to function the way consumers already shop by integrating all aspects of the online commerce process, from expert advice and word of mouth comparisons, to bargain hunting and comparison shopping. For shoppers who generally know what product they want but not the brand or model, the COMMERCE ENGINE enables end users to evaluate several alternatives.

    Similar to our direct marketing application we provide to our network partners through our promotions network, we make the COMMERCE ENGINE available to Internet portals and other Web site customers who can, in turn, provide commerce services through their sites to end users. We provide and manage all hardware, software and operational aspects of the COMMERCE ENGINE and the associated databases of product libraries and purchasing locations. This includes collecting, organizing, storing and updating vast quantities of electronic product information, and presenting this information for display to end users. We also provide our customers with a programming interface and software tools to enable them to maintain and customize the look and feel of their commerce service user interface.

    The COMMERCE ENGINE is also designed to track and, in the cases where merchants have installed our Affiliate Tracking System, confirm purchases made by end-users of our customers' services and to generate invoices for our merchants to support performance-based marketing arrangements among multiple parties.

    Our COMMERCE NETWORK enables merchants to distribute and promote their products to the end users of our COMMERCE ENGINE customers. Our system collects product data from merchants, normalizes it into appropriate categories, indexes it and makes it available for access through our COMMERCE ENGINE customers, and refreshes it regularly to reflect pricing changes and availability. Our account managers work closely with merchants to coordinate their involvement within the network, including product data management, merchandising, analysis and recommendations. We also provide merchants with detailed performance reports broken down by site and category, in order to track activity which may range from click-through to point of purchase.

    Revenue from our commerce technologies and services is generated primarily through license, support and maintenance fees from Internet portal and other web site destination customers, as well as fees from the participating online merchants. Our contracts currently consist of implementation and information service fees from Internet sites and service and monthly transaction fees from merchants. Revenue generated from the merchant transaction fees is recognized when a transaction occurs, revenue from implementation services is recognized ratably over the expected term of the customer relationship and revenue from service fees is recognized ratably over the contract period.

               OUR OUTSOURCED E-MAIL MARKETING TECHNOLOGY SERVICES

    In August 2001, we began offering outsourced E-MAIL MARKETING technology services to businesses. These services allow companies to outsource their e-mail marketing campaigns to us. This solution lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. Our outsourced e-mail marketing solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, and tracking and analysis services. Our e-mail marketing system is designed to help build an ongoing, personalized dialogue with the client's intended audience and maximize effectiveness through targeting and testing. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services. Revenue related to the one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the services occur.

                          OUR ONLINE PROMOTIONS SYSTEM

    With the acquisition of BrightStreet.com in December 2001, we started offering online promotions technology and infrastructure that is used for powering a variety of promotional offerings, including coupons, rebates, sales circulars, surveys, trial offers and loyalty programs. This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and websites. It also enables businesses to gain insights about their consumer preferences and motivations, and enhance consumer relationships with rich data modeling and sophisticated targeting. Revenue consists of fees from the sale of licenses and related services, which are recognized ratably over the contractual period.

SALES AND MARKETING

    We seek to establish relationships with clients principally through our direct sales force, as well as working with advertising or promotional agencies to reach their clients. During 2001, we maintained sales personnel in major metropolitan areas of Washington, D.C., San Francisco and New York, as well as in the United Kingdom.

    In order to strengthen our existing relationships with clients, we offer account management, technology integration and consulting services. We assign account managers with knowledge of direct marketing and commerce to clients with the goal of increasing the performance of their marketing efforts and overall satisfaction with our services. Our account managers also provide periodic reports to clients and help formulate strategies to more effectively market their products and services.

    Our sales force also focuses on establishing relationships with operators of portals, content, community and other high-traffic web sites to sell our commerce engine and to build our partner network for our direct marketing system. Once the relationship is established, we assign relationship managers to assist with the day-to-day operation of our systems and enhance our service offerings.

    We market our products and services primarily through advertising, tradeshows and public relations. We have marketed our services to potential clients through a variety of offline and online media including magazines, newspapers, radio, outdoor and Internet advertisements. We market to consumers primarily through the relationships with our partners and marketers. Our portal clients and network partners feature the e-centives brand and logo on their web sites.

TECHNOLOGY

PROMOTION NETWORK

          We have developed a proprietary and scalable technology infrastructure that enables marketers to create, deliver, redeem and track targeted e-centives. The e-centives system consists of:

               o    database and user interface servers;
               o    software components for PROMOCOMMERCE; and
               o    CAMPAIGN MANAGER software.

          All e-centives are stored in and accessed from our database servers. These databases are developed using standard, high-performance technology and are designed for rapid identification of target members. Our database server architecture is hardware scalable, which means that we can add new hardware servers to increase capacity or improve access times as our membership and number of e-centives grow. We have implemented the following initiatives to improve performance and decrease system failures:

               o a backup of membership and application data is completed daily;
               o    individual server failures have been mitigated through the deployment of redundant servers and storage devices;
               o    all database servers have been upgraded to maximize both
                    processor speed and available memory; and
               o periodic in-house scalability testing and performance tuning of the whole system.

          However, there can be no assurance that these initiatives will be successful in preventing future system failures or performance bottlenecks.

          The user interface servers search our databases and display the individual member's e-centives accounts as web pages. These servers control the co-branded web pages of our marketers and partners. The user interface servers are deployed in a way to permit uninterrupted service in the event of a failure of one server. The servers also gather information used for member behavior analysis and tracking.

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

COMMERCE ENGINE AND COMMERCE NETWORK

          We have developed proprietary and scalable technology infrastructure to provide turnkey commerce capabilities for companies in a broad range of markets including portals, destination sites, retailers, banks, credit card services, insurance providers, telecommunications providers, and wireless portals.

          Our flexible platform enables sites to seamlessly blend commerce into their user experience, embedding relevant products and content within a range of applications including Web search, online banking, and editorial content.

          Our core products that make up the Commerce Engine technology include PRODUCT FINDER, PRODUCT MERCHANDISER, MARKETPLACE, OMEGA, and PRODUCT SPOTLIGHT. All of these systems use a combination of databases, application servers, and network equipment which provide a robust infrastructure for delivering fast, reliable, and scalable access to our content and services.

          Our content includes product listings, offers, and 3rd party related content.

               o PRODUCT FINDER includes proprietary technology that allows our partners to search through the content of our database returning highly relevant results based on the provided search criteria. A portion of this technology is a result of patented and patent pending technology.

               o PRODUCT MERCHANDISER uses proprietary technology to target a subset of our content to individuals based on the individuals profiles, portal specifications, merchant specifications, and observed aggregated browsing and buying behavior of users of the system.

               o MARKETPLACE provides a robust, flexible web site building and hosting solution that allows our partners to customize their consumers shopping experience. This technology is accessible to the consumer as a set of web pages that dynamically serve up a shopping experience. Another portion of the technology is a set of web tools that are used to manage and configure that shopping experience.

               o OMEGA provides the ability to integrate our product listing content into other companies' standard web search experience.

               o The PRODUCT SPOTLIGHT service provides for e-mail delivery of our content personalized to an individual.

          In addition to these systems described above, there are additional applications and web tools that we provide to our partners to manage and interact without the system.

                    o The SELLING SYSTEM is a web-based tool that interacts with our systems and databases to enable our merchant partners to selectively publish and promote product offers. This content published by each merchant is then accessible via Product Merchandiser and Marketplace to each of our portal partners.

                    o The CONTROL PANEL is a web-based tool that interacts with our systems and databases. The tool enables the portal partner to configure aspects of the various commerce engine systems.

                    o The TAXONOMY MAPPING TOOL is a downloadable application that interacts with our databases and servers, which allows a portal partner to create a custom view on how to navigate through all of our product content.

        All e-centives content is stored in and accessed from our database servers. Our database server architecture is hardware scalable, which means that we can add new hardware servers to increase capacity or improve access times as our membership and traffic grows.

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

E-MAIL MARKETING SYSTEM

        We have developed a proprietary and scalable e-mail marketing system. This system enables companies to communicate and build relationships with their users via e-mail. This correspondence can be single messages or a series of messages that are sequenced to form a conversation to facilitate building a one to one relationship.

        The e-mail marketing system consists of the following:

                    o database servers for storing e-mail lists, content and e-mail activity data;
                    o data collection and transformation servers for importing and exporting both subscriber and e-mail activity data;
                    o application servers for content management, personalization engine and inbound mail handling;
                    o web servers to support campaign management and real-time reporting; and
                    o    mail servers for sending and receiving e-mail.

        All of our clients' e-mail lists and content for e-mail campaigns are stored in a relational database prior to the sending e-mail campaigns. This database is constantly being replicated to a stand-by database for fail over purposes and all data are copied to tape nightly for disaster recovery purposes.

        Once an e-mail campaign is run the e-mails are assembled using our applications servers, which are clustered for load balancing and fault tolerance. Each e-mail stream can be individually personalized with relevant content and targeted offers for the respective recipients. As each message is assembled it is sent to a farm of outbound mail servers using a load-balancing appliance, which is also fault tolerant. This architecture allows us to scale horizontally, simply by adding hardware to the required components.

        Once an e-mail campaign has been sent, our data collection component collects and aggregates all e-mail activity and provides this to our clients via web based real-time reporting.

        All e-mail campaigns are built and managed using our proprietary e-mail Content Manager, which has been built to be used by both our account management team to provide a full service model to our clients, as well as by our clients for a self-service model.

        We host our systems in a data center that provides redundant network connectivity and diesel generated backup power. In addition we monitor and test our system and as defects are identified they are addressed with version and process controlled upgrades.

    We spent approximately $2.4 million, $2.9 million, and $7.9 million in 1999, 2000 and 2001, respectively, on research, design and development activities.

COMPETITION

    As a provider of online direct-marketing solutions, we generally compete with marketing and other promotion programs for a portion of a marketer's total marketing budget. In addition, within the promotions market, we compete with a variety of businesses.

      Our primary competition can be categorized as follows:

          o    both online and offline direct marketing and promotion companies;
          o    Internet-based marketing technology and services firms; and
          o other companies that facilitate the marketing of products and services on the Internet.

     Current or potential competitors include vendors that provide:

          o    e-mail marketing solutions;
          o    rewards programs; and
          o    coupon and promotion programs.

     Our ability to compete depends on many factors.

     Factors over which we have some level of control:

          o    success in developing and expanding our membership base;
          o ability to enter into relationships with network partners and marketers;
          o    ability to provide simple, cost-effective and reliable solutions;
          o    timely development and marketing of new services; and
          o ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

      Factors outside our control include:

          o development, introduction and market acceptance of new or enhanced services by our competitors;
          o    changes in pricing policies of our competitors;
          o    entry of new competitors in the market; and
          o the ability of marketers to provide simple, cost-effective and reliable promotions.

    The failure to compete successfully would impair our ability to generate revenues and become profitable.

    We believe the market for our recently acquired commerce technologies and services to be rapidly evolving and intensely competitive. In this area, we mainly compete with comparison-shopping services on the Internet. Some of our current and potential competitors include:

          o    other providers of commerce technologies and services;
          o    commerce destination sites;
          o    commerce wallet providers;
          o    affiliate services; and
          o shopping channels of Internet portals and other captive marketplace Web sites.

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

    We believe the market for our recently acquired promotions system to be rapidly evolving and intensely competitive. In this area, we mainly compete with providers of promotions and data tracking technologies and services on the Internet. Some of our current and potential competitors include:

          o    other providers of marketing technologies and services;
          o    coupon providers; and
          o    promotions destination sites.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED NET LOSSES SINCE INCEPTION, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

    To date, we have not been profitable. We did not begin to generate revenues until the third quarter of 1999. As of December 31, 2001, we had an accumulated deficit of approximately $99.6 million. We incurred net losses in 2001, 2000, and 1999 of $45.0 million, $29.9 million and $16.2 million, respectively. We expect to continue to incur significant net losses and negative cash flow for the foreseeable future. We expect to spend significant financial resources to expand our business. We have not yet determined the specific amounts of operating expenses and capital expenditures we expect to incur, although we currently anticipate spending over the next 12 months approximately $3.5 million on capital expenditures and expenses associated with expanding our system capacity. We do not know when or if we will become profitable. If we cannot achieve operating profitability or positive cash flows from operating activities, our stock price may decline and we may be unable to continue our operations.

A GENERAL NATIONAL ECONOMIC DOWNTURN WILL MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

    Economic indicators suggest that the U.S. economy has experienced a general national economic downturn during 2001 and into early 2002. Such downturns typically result in adverse affects upon advertising and marketing expenditures and retail sales. The repercussions from any such downturn are likely to have a direct negative affect on our business and results of operations by reducing the demand for our services and the amount of any fees we are able to obtain. The businesses of our clients are likely to be affected by any downturn in such a manner as to reduce their willingness to make advertising and marketing expenditures. Consumer demand for goods and services offered by our clients may similarly weaken as a result of such downturn. Numerous companies engaged in the provision of goods and services online have recently encountered significantly reduced revenues, lay-offs of personnel and often bankruptcy and/or liquidation. The occurrence or continuation of such a general national economic downturn and any of the resulting effects, including those above, is likely to materially adversely affect our business and results of operations.

OUR ACQUISITION OF THE COMMERCE DIVISION HAS RESULTED IN A SIGNIFICANT INCREASE IN OUR RECURRING COSTS AND WE MAY NOT REALIZE THE INTENDED BENEFITS OF THE ACQUISITION.

    In March 2001, we completed the acquisition of the Commerce Division of Inktomi Corporation. Through this acquisition, we originally added approximately 70 new employees and our monthly expenses increased by approximately $1.5 million per month. As of December 31, 2001, the Commerce Division had 52 employees and incurred approximately $1.1 million in monthly expenses. Although we knew that the business of the Commerce Division as operated by Inktomi was slowing, the business deteriorated more rapidly prior to the closing than we expected, due to the termination of several major contracts that we would have acquired. Therefore, this acquisition has resulted in a significant increase in our expenses without the corresponding increase in our revenues that we had expected. We may spend significant time and resources trying to increase the base of large customers and to realize the intended benefits of the acquisition. We cannot assure you that these efforts will be successful.

WE MAY NOT SUCCESSFULLY INTEGRATE AND MANAGE THE COMMERCE DIVISION AND BRIGHTSTREET.COM, AND THE INTENDED BENEFITS OF THE ACQUISITIONS MAY NOT BE REALIZED, WHICH COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF SHARES OF OUR COMMON STOCK.

    The acquisitions of the Commerce Division and BrightStreet.com pose risks for our ongoing operations and the value of shares of our common stock, including that:

          o we may fail to successfully integrate the acquired products and services into our business operations;
          o we may incur expenses related to the integration of theses businesses into our existing business operations;
          o we may experience difficulties and incur expenses related to the assimilation and retention of employees; and
          o whether or not successfully integrated, the acquired assets may not perform as well as we expect.

    If we fail to successfully integrate the acquired assets and/or fail to realize intended benefits of the acquisition due to any of the foregoing reasons, the market price of shares of our common stock could decline.

OUR FUTURE RESULTS AND THE DEMAND FOR OUR SERVICES ARE UNCERTAIN, AND WE WILL NOT BECOME PROFITABLE IF OUR SERVICES DO NOT ACHIEVE MARKET ACCEPTANCE.

    We were incorporated in August 1996 and launched our e-centives online direct marketing system in November 1998. We did not charge for our services and did not begin to generate revenues until the third quarter of 1999. Since then, we have started offering additional services, some through acquisitions and others through the launching of internally developed services. Accordingly, our future results are uncertain and our results to date may not be representative of our future results.

    Since some of our services are new, we cannot predict their demand. Demand for our services is dependent upon many factors.

         Factors over which we have some level of control include:

          o the number of consumers, network partners, portals and marketers we can attract to our systems;
          o    our ability to compete successfully in our market; and
          o our success in promoting our products and services through our sales, marketing and business development personnel.

         Factors outside our control include:

          o uncertainty about the value and effectiveness of our on-line direct marketing personalized services;
          o our merchants' ability to sell their products and services to the consumers who participate in our systems; and
          o the quality, accuracy and utility of the information provided to us that we provide to marketers regarding member demographics, member activity and promotional success.

    If our products and services do not achieve market acceptance, our business will not become profitable.

OUR FINANCIAL RESULTS WILL SUFFER IF OUR DIRECT MARKETING MEMBERS DO NOT REGULARLY USE OUR SYSTEM.

    Our ability to generate revenue from our direct marketing system depends, in part, on frequent and regular member activity. During the year ended December 31, 2001, we recognized 33% of our revenue from the delivery of e-centives to members on behalf of marketers and network partners. Delivering e-centives to members by e-mail accounted for approximately 30% of our revenue and delivering e-centives to members' online accounts accounted for approximately 3% of our revenue during this period. In the case of delivering e-centives to members' online accounts, we do not recognize revenue from the sale of e-centives unless our members access their online accounts. If we are unable to increase the frequency with which our members use our system, our ability to generate revenues by the delivery of e-centives to member accounts will be adversely affected and our business will suffer. In addition, if our members do not visit the web sites of our marketers in response to e-centives, marketers may not continue to use our system.

OUR INABILITY TO MAINTAIN EXISTING AND ESTABLISH NEW RELATIONSHIPS WITH NETWORK PARTNERS OPERATING HIGH-TRAFFIC PORTAL, COMMUNITY AND CONTENT WEB SITES WOULD CAUSE OUR FINANCIAL RESULTS TO SUFFER.

    Our success depends on our ability to establish relationships with and deliver our direct marketing service through high-traffic portal, community and content web sites. We rely on these relationships to increase our membership base and to provide members entry points into our direct marketing system. Traditionally, we have compensated our network partners for members we acquire through their web sites either by paying a fee, typically ranging from $0.50 to $1.00, for new members ("bounty"), by paying a percentage, typically ranging between 20% and 50%, of the revenue we generate from the delivery of e-centives to such new members ("revenue share"), by paying both or by paying the higher of the two methods. For the year ended December 31, 2001, we paid two of our network partners based on a bounty, eight of our network partners based on a revenue share, two of our network partners based upon a combination of both and two of our network partners based upon the higher of the two methods.

    We have no long-term arrangements with our existing network partners, and none of our agreements with our network partners are for longer than a year. We cannot assure you that we will be able to maintain our existing relationships or enter into additional relationships with new network partners, on favorable terms, if at all. If we are unable to maintain our existing relationship with our other network partners, or if we fail to establish successful relationships with new network partners, our membership base may not continue to grow in a timely manner, or at all, and our business and financial condition would be adversely affected.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

    The market to provide our services is intensely competitive and rapidly changing. We expect competition in this market to continue to increase as a result of:

          o    our market's increasing size;
          o    our market opportunity becoming more visible;
          o    minimal barriers to entry; and
          o    industry consolidation.

    We compete with companies for the dollars that marketers allocate to their marketing budgets. We compete for these marketing dollars with many online direct marketers in several fields, principally vendors that provide:

          o    e-mail marketing solutions;
          o    rewards programs; and
          o    coupon and promotions programs.

    We believe the market for our recently acquired COMMERCE ENGINE application to be rapidly evolving and intensely competitive. Some of our current and potential competitors include:

          o    other providers of commerce technologies and services;
          o    commerce destination sites;
          o    commerce wallet providers;
          o    affiliate services; and
          o    Internet portals and other captive marketplace Web sites.

    We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve primarily as a technology and infrastructure provider, our customers and partners determine many of these factors, and we have little or no control over them.

    We believe the market for our recently acquired promotions system to be rapidly evolving and intensely competitive. In this area, we mainly compete with providers of promotions and data tracking technologies and services on the Internet. Some of our current and potential competitors include:

          o    other providers of marketing technologies and services;
          o    coupon providers; and
          o    promotions destination sites.

    Many of our other existing and potential competitors have significantly greater financial, technical, marketing and managerial resources than we do. Many competitors also generate greater revenue and are better known than we are. As a result, they may compete more effectively than we do and be more responsive to industry and technological change than we are. We also compete for marketing dollars with other online marketing and advertising companies as well as offline direct marketing and promotion companies. We operate in an intensely competitive environment with a significant number of existing and potential competitors.

    Our ability to successfully compete depends on many factors.

         Factors over which we have some level of control include:

          o    success in developing and expanding a membership base;
          o ability to enter into relationships with network partners and marketers;
          o    ability to provide simple, cost-effective and reliable solutions;
          o    timely development and marketing of new services; and
          o ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

         Factors outside our control include:

          o development, introduction and market acceptance of new or enhanced services by our competitors;
          o    changes in pricing policies of our competitors;
          o    entry of new competitors in the market; and
          o the ability of marketers to provide simple, cost-effective and reliable promotions.

    The failure to compete successfully would impair our ability to generate revenues and become profitable.

OUR E-CENTIVES BRAND MAY NOT ACHIEVE THE LEVEL OF RECOGNITION NECESSARY TO ATTRACT ADDITIONAL MARKETING CLIENTS, WHICH COULD CAUSE OUR FINANCIAL RESULTS TO SUFFER.

    To be successful, we must continue to build and increase market recognition of our corporate brand because our market is competitive with low barriers to entry. We do not advertise to attract visitors to our web site, but rather are attempting to build a brand that businesses identify with online marketing. We believe that the recognition of the e-centives brand is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers', network partners' and members' attention increases. Building recognition of the e-centives brand will require us to expend significant funds on marketing. The outcome of our marketing efforts is hard to predict. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract marketing clients could be harmed which would cause our financial results to suffer.

WE ARE DEPENDENT ON MERCHANTS FOR A PORTION OF OUR REVENUE AND OUR INABILITY TO MAINTAIN EXISTING AND ESTABLISH NEW RELATIONSHIPS WITH MARKETERS WOULD CAUSE OUR FINANCIAL RESULTS TO SUFFER.

    For the year ended December 31, 2001, 35% of our revenue came from promotions network merchants and 9% of our revenue came from our commerce network merchants. Our success in those products and services depends on our ability to enter into and maintain agreements with merchants. If we do not continue to enter into new agreements with merchants, we may not be able to increase our revenues for those products and services, which would materially affect our financial condition and results of operations.

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

    We currently anticipate that our existing capital, together with our funds from operations and the proceeds from the promissory notes associated with the rights offering, will be sufficient to meet our need for working capital, capital expenditures and business expansion into the first quarter of 2003. Friedli Corporate Finance has executed a letter to us confirming its ability to fund us in the amount of $10.7 million for the outstanding promissory notes from Pine, Inc. and Venturetec, Inc., entities under its control. Funds from these promissory notes will be provided to us from April 2002 through June 2002, based on our lack of immediate need for these funds. As of April 16, 2002, more than 70% of these funds have been received by us. To the extent that these funds, accompanied by our operating resources, are not sufficient to enable us to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable us to continue to operate through December 31, 2002. See also "Related Party Transactions" on page 34 for a further discussion of such promissory notes. Further, we may need to raise additional funds sooner than we expect. For example, we may need additional financing if we:

          o    are unable to increase our revenues as anticipated;
          o    decide to expand faster than planned;
          o    develop new or enhanced services or products ahead of schedule;
          o    need to respond to competitive pressures; or
          o need to acquire complementary products, businesses or technologies.

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

    The performance of our hardware and software is critical to our business and our ability to attract consumer members, marketers and high-traffic portal, community and content web sites. System failures that cause an interruption in service or a decrease in responsiveness of our transaction processing or data storage capabilities could impair our reputation and the attractiveness of our brand. We have experienced periodic system interruptions, which may occur from time to time in the future. All disruptions were caused by unique errors in our software code that were all subsequently corrected and did not have a material effect on our business. Any significant increase in the frequency or severity of future disruptions could have an adverse effect on our business.

    The software for our systems is complex and may contain undetected errors or defects, especially when we implement upgrades to our system. Any errors or defects that are discovered after our software is released for use could damage our reputation or result in lost revenues.

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

    Exodus Communications and Metromedia Fiber Network host our systems and provide us with communications links. The delivery of our services is substantially dependent on our ability and the ability of the providers to protect our computer hardware and network infrastructure against damage from, among others:

          o    human error;
          o    fire and flooding;
          o    power loss;
          o    telecommunications failure; and
          o    online or physical sabotage.

    We rely on Exodus for a significant portion of our Internet access as well as monitoring and managing the power and operating environment for our server and networking equipment. Any interruption in these services, or any failure of Exodus to handle higher volumes of Internet use, could result in financial losses or impair our reputation. In September 2001, Exodus filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and in February 2002 Cable and Wireless plc acquired selected assets and a majority of the business activities of Exodus. There can be no assurance that we will be able to continue our relationship with Exodus or obtain comparable services on acceptable terms, if at all.

OUR SYSTEM CAPACITY NEEDS ARE UNTESTED AND OUR FAILURE TO HANDLE THE GROWTH OF OUR DATABASE MAY DAMAGE OUR BUSINESS OR REQUIRE US TO EXPEND SUBSTANTIAL CAPITAL.

    The capacity of our system has not been tested and we do not yet know the ability of our system to manage substantially larger numbers of users and transactions. A substantial increase in our membership base and a corresponding increase in the number of data records could strain our servers and storage capacity, which could lead to slower response time or system failures. We may not be able to handle our expected user and transaction levels while maintaining satisfactory performance. System failures or slowdowns adversely affect the speed and responsiveness of our transaction processing. These would have a negative impact on the experience for our consumer members and reduce our system's effectiveness. Such an increase could require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data, and could negatively affect our business, results of operations and financial condition. We believe, that on average, our various systems' hardware, at peak traffic levels, run at approximately 50% of capacity. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

    In addition, if our usage of telecommunications capacity increases, we will need to purchase additional networking equipment and rely more heavily on our web hosting providers to maintain adequate data transmission speeds. The availability of these products or services may be limited or their cost may be significant.

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

PRIVACY LAWS MAY BE ENACTED OR APPLIED TO US, WHICH COULD RESTRICT OUR ABILITY TO DISCLOSE CONSUMER DATA WITH THIRD PARTIES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

     PATENTS: We have four issued U.S. patents and twenty pending U.S. patent applications. Our first issued patent is entitled "ELECTRONIC COUPONING METHOD AND APPARATUS" and relates to the method and apparatus for distributing, generating, and redeeming discount coupons, rebate or gift certificates or the like that tracks each coupon using a consumer ID number printed on the coupon. Our second issued patent, which is a continuation-in-part to our first patent, is entitled "ELECTRONIC DISCOUNT COUPONING METHOD AND APPARATUS FOR GENERATING AN ELECTRONIC LIST OF COUPONS". Our third issued patent is entitled "METHOD AND SYSTEM FOR ELECTRONIC DISTRIBUTION OF PRODUCT REDEMPTION COUPONS" and relates to a method and system for the electronic distribution of product redemption coupons to remote personal computers. Our fourth issued patent, of the same title, is a continuation to our third patent. Our pending patent applications seek to protect technology we use or may use in our business. We have no issued foreign patents, but we have ten pending foreign patent applications in the European Union. It is possible that no patent will issue from the currently pending patent applications.

     TRADEMARKS: We have registered the e-centives trademark in the U.S. We have filed U.S. trademark registrations for the e-centives logo, PROMOCAST, PROMOCOMMERCE, PROMOMAIL, PROMOMAIL EVENT, PROMOMAIL SPOTLIGHT, BRIGHTSTREET and BRIGHTSTREET.COM, all of which are pending. We have also filed for trademark registration of e-centives, the e-centives logo, PROMOCAST, PROMOCOMMERCE and PROMOMAIL in Switzerland and with the European Union. We also claim rights in a number of additional tradenames associated with our business activities.

     INTERNET DOMAIN NAMES: We hold rights to various web domain names including e-CENTIVES.COM and BRIGHTSTREET.COM. Regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to or diminish the value of our trademarks and other proprietary rights.

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

WE ARE, AND WILL CONTINUE TO BE, CONTROLLED BY OUR CO-FOUNDERS AND BOARD MEMBERS, WHO MAY APPROVE CORPORATE ACTIONS WITH WHICH YOU MAY DISAGREE.

    We are, and will continue to be, controlled by our co-founders and board members, who may approve corporate actions with which you may disagree. As of December 31, 2001, our co-founders, Messrs. Amjadi, Akhavan and Friedli, owned approximately 63.5% of our outstanding common stock. As a result, they continue to be able to control most matters requiring stockholder approval. Among other things, they are able to elect a majority of the directors and approve significant corporate matters, such as a merger or sale of the business.

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

OUR BUSINESS MAY BE AFFECTED BY SEASONAL FLUCTUATIONS IN DIRECT MARKETING SPENDING AND INTERNET USE, WHICH COULD CAUSE OUR OPERATING RESULTS AND STOCK PRICE TO FLUCTUATE WIDELY.

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

IF WE DO NOT MANAGE OUR GROWTH, OUR BUSINESS WILL BE HARMED.

    We may not be successful in managing our rapid growth. We have grown from 60 employees on June 30, 1999 to 153 employees on December 31, 2001. Past growth has placed, and future growth will continue to place, a significant strain on our management and resources, related to the successful integration of personnel. The acquisitions and integrations of the Commerce Division and BrightStreet.com has and will continue to divert management's attention and place an additional strain on our management and resources.

    To manage the expected growth of our operations, we will need to improve our existing and implement new operational and financial systems, procedures and controls. We will also need to manage our finance, administrative, client services and operations staff and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, results of operations and financial condition will suffer if we do not effectively manage our growth.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, OUR BUSINESS AND STOCK PRICE COULD SUFFER.

    Our success depends in large part on the contributions of Kamran Amjadi, our Chairman and Chief Executive Officer and Mehrdad Akhavan, our President and Chief Operating Officer, whose understanding of our services, strategy and relationships would be extremely difficult to duplicate from outside our company. Although we maintain employment agreements with Messrs. Amjadi and Akhavan, we do not have and do not currently plan to enter into employment agreements with any of our other employees. The loss of the services of any of these key personnel could have a material adverse effect on our business. We do not maintain "key person" life insurance policies.

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

WE HAVE A SIGNIFICANT AMOUNT OF STOCK-BASED COMPENSATION EXPENSE RELATING TO STOCK OPTION GRANTS, WHICH WILL DECREASE EARNINGS OVER THE NEXT FOUR YEARS.

    Stock-based compensation represents an expense associated with the recognition of the difference between the fair market value of common stock at the time of an option grant and the option exercise price. Stock compensation is amortized over the vesting period of the options, generally four years. For the year ended December 31, 2001, the charge relating to stock option grants was approximately $863,000. We estimate the charge relating to stock option grants will be $553,000, $561,000 and $175,000 in 2002, 2003, and 2004 respectively.
These charges will dilute earnings for those years and may have a negative impact on our stock price.

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

MANY OF OUR CLIENTS ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT RISKS.

    Most of our marketer clients are Internet companies, many of which have significant losses, negative cash flow and limited access to capital. Many of these companies represent credit risks and could fail. Any financial difficulties of our clients may result in difficulties in our ability to collect accounts receivable or lower than expected sales of our products and services. If our Internet clients continue to have financial difficulties or if such difficulties worsen, our financial results would suffer. In addition, we have experienced decreased sales of our products due to the general economic slowdown, which has particularly impacted the Internet and technology sector.

            ADDITIONAL RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

ALTHOUGH OUR COMMON STOCK IS LISTED ON THE SWX NEW MARKET OF THE SWX SWISS EXCHANGE, IT IS THINLY TRADED. THE MARKET PRICE OF OUR COMMON STOCK, LIKE THE MARKET PRICES OF STOCKS OF OTHER INTERNET-RELATED COMPANIES, MAY FLUCTUATE WIDELY AND RAPIDLY.

    Prior to our rights offering, trading in our common stock has been low. Although our common stock has been listed on the SWX New Market of the SWX Swiss Exchange since October 3, 2000, there is no assurance that more trading activity in the common stock will develop.

    In addition, the market price of our common stock, like the market prices of stocks of other Internet-related companies, may fluctuate widely and rapidly. The market price and trading volume of our common stock, since our initial public offering has been and may continue to be highly volatile. Factors such as variations in our revenue, earnings and cash flow and announcements of new service offerings, technological innovations, strategic alliances and/or acquisitions involving competitors or price reductions by us, our competitors or providers of alternative services could cause the market price of our common stock to fluctuate substantially. Also, broad market fluctuations, including fluctuations of the SWX New Market of the SWX Swiss Exchange, which result in changes to the market prices of the stocks of many companies but are not directly related to the operating performance of those companies, could also adversely affect the market price of our common stock.

THE LISTING OF OUR SHARES ON THE SWX NEW MARKET OF THE SWX SWISS EXCHANGE MAY LIMIT OUR ABILITY TO RAISE CAPITAL AND COULD ADVERSELY AFFECT OUR STOCK PRICE.

    We are the first U.S. company to list solely on the SWX Swiss Exchange. We are not listed on any U.S. exchange. Because we are the first U.S. company to do this, we are uncertain what effect, if any, our listing on only the SWX New Market of the SWX Exchange will have upon our ability to raise additional financing in the U.S. capital markets. If the listing of our shares solely on the SWX New Market of the SWX Swiss Exchange is received by investors with uncertainty, the listing may discourage potential investors and could hinder our ability to raise necessary financing on acceptable terms. In addition, after the expiration of the various lock-up periods entered into by our current stockholders in connection with our initial public offering, all of the shares of our common stock will be eligible for trading on the SWX New Market. If a significant amount of such shares are offered for sale on the SWX New Market after the lock-up periods expire, it could decrease our stock price.

STOCKHOLDERS HAVE EXPERIENCED SUBSTANTIAL DILUTION IN THEIR EQUITY OWNERSHIP AND VOTING POWER IN OUR COMPANY WHETHER OR NOT THEY EXERCISED THEIR BASIC SUBSCRIPTION RIGHTS, AND THEY MAY EXPERIENCE FURTHER DILUTION IF WE OFFER SHARES OF OUR COMMON STOCK FOR SALE IN FUTURE MONTHS.

    Stockholders who did not exercise their basic subscription rights under the rights offering will experience substantial dilution of their percentage of equity ownership interest and voting power in our company. Even if our stockholders exercised their basic subscription rights in full, they will nevertheless still experience substantial dilution in their voting rights and in their proportional interest in our future net earnings due to the purchase of common stock by standby purchasers. In addition, it is possible that it may be necessary or appropriate for us to seek to raise additional equity capital in the future and shares of common stock may be offered for sale in the future. In that event, the relative voting power and equity interests of persons who purchased the common stock in the rights offering could be reduced. No assurance can be given that such future sale will not occur, and, if it did, at what price or other terms.

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

    We have four issued U.S. patents and twenty pending U.S. patent applications. Our first issued patent is entitled "ELECTRONIC COUPONING METHOD AND APPARATUS" and relates to the method and apparatus for distributing, generating, and redeeming discount coupons, rebate or gift certificates or the like that tracks each coupon using a consumer ID number printed on the coupon. Our second issued patent, which is a continuation-in-part to our first patent, is entitled "ELECTRONIC DISCOUNT COUPONING METHOD AND APPARATUS FOR GENERATING AN ELECTRONIC LIST OF COUPONS". Our third issued patent is entitled "METHOD AND SYSTEM FOR ELECTRONIC DISTRIBUTION OF PRODUCT REDEMPTION COUPONS" and relates to a method and system for the electronic distribution of product redemption coupons to remote personal computers. Our fourth issued patent, of the same title, is a continuation to our third patent. Our pending patent applications seek to protect technology we use or may use in our business. We have no issued foreign patents, but we have ten pending foreign patent applications in the European Union. It is possible that no patents will be issued from the currently pending patent applications. It is also possible that our patents or any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. Also, any patent we have currently or that is issued to us may not provide us with any competitive advantages. We may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to do business.

    We have registered the e-centives trademark in the U.S. We have filed U.S. trademark registrations for PROMOCAST, PROMOCOMMERCE, PROMOMAIL, PROMOMAIL EVENT, PROMOMAIL SPOTLIGHT, BRIGHTSTREET and BRIGHTSTREET.COM, all of which are pending. We have also filed for trademark registration of e-centives, the e-centives logo, PROMOCAST, PROMOCOMMERCE, and PROMOMAIL in Switzerland and with the European Union. We also claim rights in a number of additional tradenames associated with our business activities.

    We hold rights to various web domain names including e-CENTIVES.COM and BRIGHTSTREET.COM. Regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to or diminish the value of our trademarks and other proprietary rights.

    We have not registered any copyrights in the United States or elsewhere related to our software or other technology.

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

    There has been a substantial amount of litigation in the software industry regarding intellectual property rights. In fact, we settled litigation with one of our competitors regarding our intellectual property (see Item 3 -- Legal Proceedings on page 25). It is possible that in the future, other third parties may claim that our current or potential future products infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation or require us to enter into royalty or licensing agreements. These agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business, financial condition and results of operations.

    We integrate third-party software from vendors such as Oracle Corporation into the software we use in our business. The third-party software may not continue to be available to us on commercially reasonable terms. We may not be able to renew these agreements or develop alternative technology. If we cannot maintain licenses to key third-party software, develop similar technology or license similar technology from another source on a timely or commercially feasible basis, our business, financial condition and results of operations could be seriously harmed.

EMPLOYEES

    As of December 31, 2001, we had a total of 153 employees, of whom 144 were based in the United States and 9 were based internationally. Of these, 43 were sales and marketing, 94 were product development, and 16 were general and administrative personnel. None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our employee relations are good. The table below reflects the growth in our employee headcount at December 31 for each of the years below:

                         1997       16
                         1998       31
                         1999       74
                         2000      110
                         2001      153

RECENT DEVELOPMENTS

(a) NOTES RECEIVABLE FROM STOCKHOLDERS

    On January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the October 2001 rights offering. Please see our "Item 5 -- Market for Registrant's Common Stock and Related Stockholder Matters -- Rights Offering" section on page 26. The CHF 2,500,000 (approximately $1,538,462) in cash originally indicated as originating from Venturetec has been reallocated as follows:

     o InVenture purchased from Pine in a private sale 1,041,667 of the shares of common stock originally purchased by Pine pursuant to the rights offering for CHF 2,083,334, at CHF 2.00 a share. As part of this transaction, Pine was credited with paying us CHF 2,083,334 (approximately $1,282,052) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4,064,121), with 2% interest, with an original March 31, 2002 maturity date that was subsequently extended to May 15, 2002. We simultaneously returned Pine's original CHF 8,687,530 promissory note.

     o Venturetec paid us CHF 416,666 (approximately $256,410) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6,512,821), with 2% interest, with an original March 31, 2002 maturity date that was subsequently extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec's secured promissory note to CHF 11,000,000 (approximately $6,769,231), reflecting Venturetec's original subscription price for the shares of our common stock for which it subscribed under the rights offering minus the CHF 416,666 payment. We simultaneously returned Venturetec's original CHF 8,500,000 promissory note.

(b) POTENTIAL ACQUISITION

    We are currently in negotiations to acquire the assets of another company and have executed an Asset Purchase Agreement regarding the proposed acquisition, with an expected settlement date of April 30, 2002.

ITEM 2 - PROPERTIES

    We do not currently own any real estate. Our headquarters and principal administrative, finance, legal, sales and marketing operations are located in approximately 47,000 square feet of leased office space in Bethesda, Maryland, a suburb of Washington, D.C. This lease is for a term of five years and expires in September 2005. Our monthly rent payment under this lease is approximately $136,000, with increases of 3% per year.

    During 2001, we also maintained offices in Redwood Shores, California, Santa Monica, California, Denver, Colorado, New York,

New York and London, England. Our offices in Santa Monica and Denver were closed prior to December 31, 2001. In association with the acquisition of the Commerce Division, we sub-lease approximately 30,724 square feet of office space in Redwood Shores, California. The monthly rent payments are approximately $137,000 and increase for each year of the nine year lease term by fixed dollar amounts that approximates 3% per year. We do not expect to add any significant additional office space in the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

    On October 8, 2001, we were notified by coolsavings.com that a payment of $250,000 was due to coolsavings because a summary judgment motion, relating to a separate litigation between coolsavings and Catalina Marketing Corporation, was not granted within one year from the date of entry of the Stipulated Order of Dismissal, which was October 3, 2000. Our settlement with coolsavings is summarized below.

         The terms of the settlement with coolsavings provide for a cross-license between us and coolsavings, for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

               - $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents;

               - $250,000, which was accrued for as of December 31, 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute; and

               - up to $450,000 if and to the extent the coolsavings' patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because our possibility of having to make this payment continues to remain remote.

    Other than the $250,000 payment due to coolsavings, there were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the year ended December 31, 2001.

    From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 7, 2001, our board of directors unanimously approved, subject to stockholder approval, (i) an amendment of our Restated Certificate of Incorporation, as amended ("Restated Certificate of Incorporation"), to increase our total authorized capital stock from 50,000,000 shares to 130,000,000 shares in connection with an increase in our authorized common stock from 40,000,000 shares to 120,000,000 shares (this amendment will not effect a change to our 10,000,000 shares of authorized preferred stock); and (ii) an amendment to our Amended and Restated Stock Option and Incentive Plan, as amended (the "Stock Option Plan"), to increase the maximum number of shares available for issuance from 5,000,000 to 21,000,000. On November 30, 2001, holders of a majority of the outstanding shares of our common stock executed a written stockholder consent approving the amendment of our Restated Certificate of Incorporation and the amendment to our Stock Option Plan. Under applicable federal securities laws, the amendments cannot be effective until at least 20 days after this information statement is sent or given to our stockholders. This information statement was to be mailed to stockholders on or about December 31, 2001.

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


             PERIOD                      SWISS FRANCS                    US DOLLARS                   EXCHANGE RATES
             ------                   -------------------            -------------------           --------------------

                                      HIGH            LOW            HIGH            LOW            HIGH            LOW
                                      ----            ---            ----            ---            ----            ---
              2000
              ----
Quarter ended December 31, 2000     CHF 21.80      CHF 11.75        $12.46          $7.04          0.57140        0.59900

              2001
              ----
Quarter ended March 31, 2001        CHF 15.25       CHF 8.50         $9.35          $4.92          0.61310        0.57857
Quarter ended June 30, 2001         CHF 8.50        CHF 1.87         $4.87          $1.05          0.57346        0.55921
Quarter ended September 30, 2001    CHF 2.57        CHF 0.80         $1.50          $0.50          0.58485        0.61985
Quarter ended December 31, 2001     CHF 1.15        CHF 0.85         $0.71          $0.52          0.60897        0.60713


B. RECENT SALE OF UNREGISTERED SECURITIES

    During the year ended December 31, 2001, we granted options to purchase a total of 1,596,250 shares of common stock under our stock incentive plan to certain of our employees and directors. During that period, 4 optionees exercised options to purchase 11,875 shares of common stock, and options to purchase 1,236,895 shares of common stock were forfeited by employees leaving the company.

C. HOLDERS

    The number of holders of our common stock as of December 31, 2001 was in excess of 90 record and beneficial owners.

D. DIVIDENDS

    In December 2000, we declared dividends of $1,235,688 on our preferred Series A convertible preferred stock, which was paid out in early 2001. We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see our "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" section on page 39.

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

E. RIGHTS OFFERING

    Based on a resolution of the board of directors dated August 31, 2001, we granted each holder of our common stock as of August 31, 2001 the right to purchase one share of our common stock for each share of common stock held of record on that date, and offered any remaining shares to certain standby purchasers. This rights offering consisted of 20,000,000 shares of our common stock at a subscription price of CHF 2.00 ($1.23) per share. In October 2001, we closed this CHF 40,000,000 (approximately $24,600,000) rights offering with subscriptions for all 20,000,000 shares. Each subscriber in the rights offering also received, for no additional consideration, based upon such subscriber's participation in the rights offering, a pro-rata portion of 2,000,000 shares of our Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances).

    As part of the rights offering, we sold shares of our common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, one of our stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG. Venturetec and Pine each delivered to us a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering. Venturetec's note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 ($5,230,769) and Pine's note was in the principal amount of CHF 8,687,530 ($5,346,172). In January 2002, Pine, Venturetec and InVenture, reallocated their share purchases and/or related promissory notes associated with the rights offering. Please see our "Item 1 -- Business -- Recent Developments" section on page 24.

    We issued a global share certificate representing all the shares purchased in the rights offering after the closing, which shares shall be held in escrow for a period of approximately three months from the date of closing, during which time such shares shall not be tradable. No physical share certificates will be issued by us or delivered to the subscribers in the rights offering. Once such shares are registered with the U.S. Securities and Exchange Commission and properly listed with the SWX New Market, such shares shall be released to the respective subscribers. This process was completed in late February 2002.

    We engaged Friedli Corporate Finance, Inc., a venture capital firm of which one of our stockholders and directors, Peter Friedli, is the principal, to support us in connection with the rights offering. In connection with this support, we agreed to extend the consulting agreement with Friedli Corporate Finance for three years and to reimburse Friedli Corporate Finance $100,000 in expenses for rights offering support.

    swissfirst Bank AG and certain affiliate entities ("swissfirst") acted as our financial advisor and limited placement agent in connection with the rights offering pursuant to a Mandate Agreement between us and swissfirst. For effecting arrangements with purchasers under the rights offering, we agreed to pay swissfirst a fee of 6.5% of the total sales under the offering made by them to investors with whom swissfirst had directly and actively engaged in sales and marketing efforts for the purpose of placing shares in the rights offering ("direct placement efforts"). For those sales, that swissfirst did not utilize direct placement efforts, the commission rate was 2.0%. In addition, swissfirst was paid a 0.5% handling fee based upon all funds raised in this rights offering actually received by swissfirst and held for our benefit, provided that there shall be no such handling fee paid on funds raised by our board of directors and their affiliates. We also agreed to and paid a fee of 7% to other firms involved in the rights offering.

ITEM 6 - SELECTED FINANCIAL INFORMATION

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (IN U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    You should read the selected financial data shown below together with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report. Our consolidated statements of operations data for each of the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants, included elsewhere in this annual report. Our statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our audited financial statements not included in this annual report.



                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------

                                  1997             1998            1999            2000          2001
                              ------------     ------------    ------------    ------------   ----------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue ....................   $       --      $       --      $        740    $     10,230    $     5,054
Cost of revenue ............           --              --             1,028           2,208          8,395
Product development,
  exclusive of stock-based
  compensation .............            814           1,160           2,427           2,873          7,933
General and administrative,
  exclusive of stock-based
  compensation .............            753           1,237           4,083           8,765         12,592
Sales and marketing,
  exclusive of stock-based
  compensation .............          1,105           2,480           7,889          19,006          9,997
Network partner fees .......           --              --               730           6,354            986
Restructuring and impairment
  charges...................           --              --              --              --            9,876
Stock-based compensation:
  Product development ......           --              --               283             822            201
  General and administrative           --              --               297             333            362
  Sales and marketing ......           --              --               475             558            300
                               ------------    ------------    ------------    ------------    ------------
Loss from operations .......         (2,672)         (4,877)        (16,472)        (30,689)       (45,588)
Interest expense ...........           --              --              --              --               (4)
Interest income, net .......            187             310             268             694            608
Other income ...............           --              --                34              50           --
                               ------------    ------------    ------------    ------------    ------------
     Loss before income
       taxes ...............         (2,485)         (4,567)        (16,170)        (29,945)       (44,984)
Income taxes ...............           --              --              --              --              (19)
                               ------------    ------------    ------------    ------------    ------------
     Net loss ..............         (2,485)         (4,567)        (16,170)        (29,945)       (45,003)
Preferred stock dividend
  requirements and accretion
  of convertible redeemable
  preferred stock ..........           (180)           (383)           (383)           (552)          --
                               ------------    ------------    ------------    ------------    ------------
Net loss applicable to
  common stockholders ......   $     (2,665)   $     (4,950)   $    (16,553)   $    (30,497)   $   (45,003)
                               ============    ============    ============    ============    ============
Basic and diluted loss per
  common share .............   $      (0.56)   $      (1.02)   $      (3.40)   $      (4.09)   $     (2.68)
Shares used to compute basic
  and diluted net loss per
  common share .............      4,726,882       4,860,000       4,869,601       7,460,272     16,810,366



                                                          AS OF DECEMBER 31,
                                                          ------------------
                                          1997       1998       1999        2000        2001
                                       ---------- ---------- ----------  ----------- -------

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........       7,084      2,377        427        27,062       8,902
Working capital...................       6,916      2,117        872        26,094       2,177
Total assets......................       7,390      3,031      5,490        36,377      27,829
Deferred revenue..................          --         --        791           904       2,524
Stockholders' equity..............       7,154      2,587        995        30,834      10,533

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE FINANCIAL STATEMENTS ELSEWHERE IN THIS ANNUAL REPORT. IN ADDITION TO HISTORICAL INFORMATION, THIS DISCUSSION CONTAINS FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SUCH FORWARD-LOOKING INFORMATION DUE TO COMPETITIVE FACTORS, RISKS ASSOCIATED WITH OUR EXPANSION PLANS AND OTHER FACTORS DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

    We provide interactive marketing technologies and services. Businesses rely on our broad range of solutions to acquire and retain customers. We provide online marketing and commerce capabilities and solutions for companies across a range of industries including the Internet (portals and destination sites), retail, banking, insurance, and telecommunications. With our proprietary technology, we power acquisition and retention solutions for companies that do business with millions of Internet users every day. Our suite of solutions includes promotions network, member services, commerce network, commerce engine, outsourced e-mail marketing, and online promotions system.

    We were established on August 2, 1996 as Imaginex, Inc., through incorporation in the State of Delaware. During October 1996, we amended our articles of incorporation to change our name to Emaginet, Inc. and in March 1999, we again amended our articles of incorporation to change our name to e-centives, Inc. From inception until June 1999, our principal activities included:

          o designing and developing our online direct marketing system, including our infrastructure;
          o    developing and protecting our intellectual property;
          o establishing relationships with marketers and high-traffic Internet sites;
          o expanding the number of consumer members and building our database of consumer information; and
          o    securing financing for working capital and capital expenditures.

    We launched our direct marketing service in November 1998 by delivering e-centives through our PROMOMAIL, PROMOCAST and PROMOCOMMERCE services. Between November 1998 and June 1999, while we were introducing our direct marketing service, we allowed marketers to use our direct marketing system at no charge. We began generating revenue in the third quarter of 1999. In conjunction with the acquisition of the Commerce Division, our commerce products and services began generating revenue in late March 2001. In August 2001, we started producing revenue from our e-mail marketing technology services and through the acquisition of BrightStreet.com in December 2001, we began generating revenue by providing online promotions management solutions. For the year ended December 31, 2001, we generated 62% of our revenue from our direct marketing services, 35% from our commerce products and services, 2% from our outsourced e-mail services and 1% from our online promotions management services. During the year ended December 31, 2000, we generated 100% of our revenue from our direct marketing services, with 13% from the delivery of e-mails for ZDNet and 9% from the purchase of e-centives by Excite for the purpose of resale.

    Our direct marketing system is designed to enable marketers to access a database of consumers across the web sites of our network partners and by e-mail. Our system includes a web-based application that enables consumers to register to receive promotional offers ("e-centives") at our network partners' web sites or through our web site. Our members provide demographic information and product category interests in return for targeted offers. Our system then delivers offers for products and services directly to the member's account or through e-mail. We primarily deliver e-centives through our PROMOMAIL, PROMOCAST and PROMOCOMMERCE services. Over the past few years, e-mail has become the predominant Internet application as measured by the percentage of users and total message volume online. Due to its targeting and personalization capabilities, and relatively low cost of implementation, the use of e-mail as a marketing vehicle has significantly increased as a percentage to total online marketing dollars. E-mail marketing is also flexible for both customer acquisition and retention. Because of the increased interest in e-mail marketing, sales of our PROMOMAIL services has become a much higher percentage of our direct marketing services revenue, a trend that we expect to continue.

          o Our PROMOMAIL service consists of targeted e-mails highlighting a marketer's specific promotions. Marketers who contract to use the PROMOMAIL service participate in mailings to a group of members based upon those members' preferences. Marketers can purchase this service on a fixed fee basis or on a performance basis. For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail. When marketers purchase the PROMOMAIL service on a performance basis, revenue is based solely on the actions of our members. We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members. Revenue is recognized upon the click-through or upon notification by the marketer of the number or amount of applicable sales.

          o Marketers who subscribe to the PROMOCAST service enter into fixed-fee contracts for our delivery of either a specified or unlimited number of e-centives to the accounts of a targeted group of members over the contractual period. Once a member receives and clicks on the offer, our system links the member directly to the appropriate page within the marketer's site. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits his or her account. Because we have an obligation to maintain the e-centive on our system until it expires, we recognize revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the expected term of the customer relationship.

          o Our PROMOCOMMERCE service consists of several components including a PROMOCAST package, a perpetual software license and maintenance on such software. Revenue related to the incorporated PROMOCAST package is recognized ratably over the expected term of the customer relationship. The software components enable the subscribing merchant's site to recognize our members when they enter into the merchant's web site and automatically detect, highlight and apply relevant e-centives during the shopping and purchase process. The maintenance component provides subscribing merchants with product updates and telephone support services. Revenue is recognized ratably over the expected term of the customer relationship.

          o During the first two quarters of 2001, we entered into several barter transactions (marketing partner transactions) that consist of the sale of large quantities of outbound e-mail to marketing partners, and the purchase of banner advertisements and outbound e-mail services by e-centives from these same partners. We generally enter into a contractual relationship with a marketing partner for delivery of a specified quantity of targeted e-mails to our membership database or other databases, offering promotions and special offers on behalf of the marketing partners. In addition, we place orders with the marketing partner to purchase a specified volume of banner advertisements, web site click-throughs or outbound e-mail. This marketing activity is designed to drive the marketing partners' viewers and members to our registration page to register for the e-centives service. Revenue and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying and comparable size past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for e-mail deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as the delivery of the promotional e-mails and are included as part of sales and marketing expense.

        On March 28, 2001, we acquired the Commerce Division from Inktomi Corporation in a purchase business combination for approximately $12.9 million, consisting of 2,168,945 shares of our common stock valued at approximately $11.8 million and about $1.1 million in acquisition costs. A total of 2,551,700 shares of our common stock were issued with 40% placed into escrow. Thirty eight percent of the escrow shares, or 382,755, are to be released based upon the achievement of contractually defined revenue and performance targets for the Commerce Division. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price, we also issued to Inktomi Corporation a warrant to purchase an additional 1,860,577 shares of our common stock upon the achievement of additional revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition. Based upon the revenue through December 31, 2001, we do not anticipate the Inktomi will be eligible to receive the shares of common stock and warrants that are contingent upon the achievement of revenue targets for the Commerce Division. In connection with the acquisition, we entered into a license agreement and reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to us to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing. Subsequent to December 31, 2001, certain of these reseller agreements were terminated.

    Through the acquisition of the Commerce Division, we acquired a comprehensive system that provides product search, price comparison and merchandising services. Our commerce products and services include the COMMERCE ENGINE and the COMMERCE NETWORK. Revenue from our commerce technologies and services is generated primarily through license, support and maintenance fees from Internet portal and other web site destination customers, as well as fees from the participating online merchants. Our contracts consist of implementation and annual information service fees from Internet sites and annual service and monthly transaction fees from merchants. Revenue generated from the merchant transaction fees is recognized when earned, while revenue for all other services is recognized ratably over the expected term of the customer relationship.

          o Similar to our direct marketing application we provide to our network partners through our promotions network, we make the COMMERCE ENGINE available to Internet portals and other Web site customers who can, in turn, provide commerce services through their sites to end users. We provide and manage all hardware, software and operational aspects of the COMMERCE ENGINE and the associated databases of product libraries and purchasing locations. The COMMERCE ENGINE is also designed to track and, in the cases where merchants have installed our Affiliate Tracking System, confirm purchases made by end-users of our customers' services and to generate invoices for our merchants to support performance-based marketing arrangements among multiple parties.

          o Our COMMERCE NETWORK enables merchants to distribute and promote their products to the end users of our COMMERCE ENGINE customers. Our system collects product data from merchants, normalizes it into appropriate categories, indexes it and makes it available for access through our COMMERCE ENGINE customers, and refreshes it regularly to reflect pricing changes and availability. Our account managers work closely with merchants to coordinate their involvement within the network, including product data management, merchandising, analysis and recommendations. We also provide merchants with detailed performance reports broken down by site and category, in order to track activity which may range from click-through to point of purchase.

    In August 2001, we began offering outsourced e-mail marketing technology services to businesses. These services allow companies to outsource their e-mail marketing campaigns to us. This solution lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. Our outsourced e-mail marketing solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, and tracking and analysis services. Our e-mail marketing system is designed to help build an ongoing, personalized dialogue with the client's intended audience and maximize effectiveness through targeting and testing. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services. Revenue related to the one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the services occur.

     On December 3, 2001, we entered into an Asset Purchase Agreement (the "Agreement") with BrightStreet.com, Inc. whereby we acquired substantially all of BrightStreet.com's assets and certain liabilities. We acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of our common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of our common stock and about $335,000 in acquisition costs. The cash payments consisted of approximately $843,000 in cash advances to fund BrightStreet.com's working capital under the terms of a Management Services Agreement and an $825,000 payment at closing. The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share. The performance-based warrant is exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share.

    In conjunction with the Agreement, we entered into a Patent Assignment Agreement (the "Assignment") with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all right, title and interest in and to all the issued and pending BrightStreet.com patents (the "Patents"), subject to certain pre-existing rights granted by BrightStreet.com to third parties ("Pre-existing Rights"), provided we make certain payments to BrightStreet.com by December 3, 2005 (the "Payments"). If we make such
Payments by that date, we shall own all right, title and interest in and to the Patents, subject to the Pre-existing Rights. Until such Payments are made, we have, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sublicensable right and license under the Patents. Until we take title to the Patents, we may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event we do not make the Payments by December 3, 2005, we shall retain a license to the Patents, but the license shall then convert to a non-exclusive license.

    In exchange for the rights granted under the Assignment, beginning December 2002, we are obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payments will be deemed to have been made. We also have the right, at any time prior to December 3, 2005, to satisfy the Payments by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

    With the acquisition of BrightStreet.com, we started offering online promotions technology and infrastructure that is used for powering a variety of promotional offerings, including coupons, rebates, sales circulars, surveys, trial offers and loyalty programs. This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and websites. It also enables businesses to gain insights about their consumer preferences and motivations, and enhance consumer relationships with rich data modeling and sophisticated targeting. Revenue consists of fees from the sale of licenses and related services, which are recognized ratably over the contractual period.

    To date we have not been profitable, incurring net losses in 2001, 2000, and 1999 of $45.0 million, $29.9 million and $16.2 million, respectively. We have undertaken a series of cost-cutting measures to preserve cash and will continue to examine ways to cut costs in the future. During 2001, management approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. We recorded restructuring and impairment charges of $9.9 million to reflect these actions. This charge consisted of severance and other employee benefits related to the planned termination of approximately 63 employees, costs related to the consolidation of excess facilities in our Bethesda, Maryland and Redwood Shores, California locations, as well as a revaluation of the intangible assets associated with the Commerce Division. We have similarly undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

CRITICAL ACCOUNTING POLICIES

    Our critical accounting policies are as follows:

          o    Revenue recognition
          o    Estimating valuation allowance for doubtful accounts
          o    Valuation of long-lived intangible assets
          o    Restructuring charge

    (a) REVENUE RECOGNITION

           Revenue is generated by providing promotions marketing and outsourced e-mail services, licensing our software products, as well as providing other services, such as maintenance support, technical support and consulting. Our products and services principally include PROMOMAIL, PROMOCAST, PROMOCOMMERCE, COMMERCE ENGINE, e-mail Marketing, and the licensing of our Promotions Management Systems software.

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

           Marketers who subscribe to the PROMOCAST service enter into fixed-fee contracts for delivery of either a specified or unlimited number of e-centives to the accounts of a targeted group of members over the contractual period, not to exceed one year. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits their account. Because we have an obligation to maintain the e-centive on our system until it expires, we recognize revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the expected term of the customer relationship.

           The PROMOCOMMERCE service is a fixed-fee contract consisting of several components, including a PROMOCAST package, a perpetual software license and maintenance on the accompanying software. We have not sold software or maintenance separately; therefore, vendor specific objective evidence has not been established. The related revenue is recognized ratably over the expected term of the customer relationship.

           Revenue generated from the COMMERCE ENGINE is primarily through license, support and maintenance fees from Internet portal and other web site destination customers. We also generate revenue from participating online merchants. The contracts related to the COMMERCE ENGINE typically consist of implementation and information service fees from Internet sites and service and monthly transaction fees from merchants. Revenue generated from the merchant transaction fees is recognized when a transaction occurs, revenue from implementation services is recognized ratably over the expected term of the customer relationship and revenue from service fees is recognized ratably over the contract period.

           Our outsourced e-mail marketing technology allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services. Revenue related to the one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the services occur.

           With the acquisition of BrightStreet.com in December 2001, we started offering online promotions management solutions for creating, targeting, publishing and tracking coupons and promotional incentives. This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and websites. This technology includes an operating system for delivering promotions and promotion management tools. Revenue consists of fees from the sale of licenses, which are recognized ratably over the contractual period.

           Marketers may also contract for consulting services, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided.

           Revenue for the first two quarters of 2001 also includes barter revenues, which represent exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites ("marketing partner transactions"). Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon our recent historical experience of cash received for similar e-mail deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when our advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included in sales and marketing expense.

    (b) ESTIMATING VALUATION ALLOWANCE FOR DOUBTFUL ACCOUNTS

           The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, a portion of our customer base included customers with a limited operating history that are subject to many of the risks and uncertainties that we are, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, many of these companies required significant infusions of capital to continue operations. The availability of such capital has been curtailed during 2001 and some of these companies were not able to raise sufficient funds to continue their operations. As a result, we recorded bad debt expense of approximately $863,000 for the year ended December 31, 2001. As of December 31, 2001, our accounts receivable balance was $2.1 million, net of allowance for doubtful accounts of approximately $148,000. One customer accounted for 69% of the gross accounts receivable balance at December 31, 2001, and the customer subsequently paid the amount in February 2002. We recorded bad debt expense of approximately $490,000 during the year ended December 31, 2000. Bad debt expense in 1999 was not significant.

    (c) VALUATION OF LONG-LIVED INTANGIBLE ASSETS

           During 2001 we recorded approximately $3.8 million in intangible assets related to our acquisitions. We perform an on-going analysis of the recoverability of our goodwill and other intangibles in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment.

           During 2001, we took an impairment charge on our intangible assets, associated with a revaluation of the Commerce Division, which we acquired in March 2001. Although we knew that the business of the Commerce Division as operated by Inktomi was slowing, the business deteriorated more rapidly due to the termination of several major contracts that we would have acquired. In addition, subsequent to finalizing the acquisition, several of the clients that were up for renewal did not renew their agreements. Therefore, the acquisition resulted in a significant increase in our expenses without the corresponding increase in our revenues that we had expected at the time the original intangibles were valued. Due to the decline in the customer base and the reduction in the workforce, we concluded that the benefits derived from the related intangible assets that had been acquired in connection with the purchase of the Commerce Division would not generate sufficient cash flow to support its carrying value. Accordingly, we wrote-down the acquired intangible assets to their fair value, a reduction of approximately $469,000. In 2002, we will be required to adopt FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. See our "Recently Enacted Accounting Pronouncements" section on page 41 for further discussion.

           Because the conditions underlying the factors we use to evaluate our acquisitions changes from time to time, we could determine that it is necessary to take additional material impairment charges in future periods.

    (d) ESTIMATION OF RESTRUCTURING ACCRUALS

           During 2001, we implemented an expense reduction plan as part of our strategy focused on improving operational efficiencies and strengthening the financial performance of our business. In addition, we implemented other measures to reduce planned expenses. These efforts resulted in the consolidation of excess facilities and elimination of redundant positions. As a result of this restructuring plan, we recorded charges during 2001 of approximately $9.4 million. These charges related mainly to the consolidation of two facilities and workforce reductions of 63 positions. Facility consolidation costs of approximately $9.0 million included expected losses on subleases, brokerage commissions and other costs. Employee separation costs of approximately $431,000 included severance and other benefits. As of December 31, 2001, the accrued liability related to the restructuring was approximately $9.1 million.

           Calculation of the restructuring accrual related to expected losses on subleases required us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease. We used the assistance of independent real estate brokerage firms in the making these estimates and our estimates may be impacted by future economic trends. If the actual results differ from our estimates we may be required to adjust our restructuring accrual related to expected losses on subleases, including recording additional losses.

RELATED PARTY TRANSACTIONS

    As part of our October 2001 rights offering, we sold 4,343,765 shares of our common stock to Pine, Inc., 4,950,000 shares of our common stock to InVenture, Inc., 5,500,000 shares of our common stock to Venturetec, Inc., and 2,050,000 shares of our common stock to Peter Friedli. Mr. Friedli is an existing stockholder and one of our directors, and he serves as the President of Pine, InVenture, Venturetec and its parent corporation, New Venturetec AG. Venturetec and Pine each delivered to us a promissory note dated as of October 19, 2001, each with maturity dates of March 31, 2002, in the principal amount of CHF 8,500,000 ($5,230,769) and CHF 8,687,530 ($5,346,172), respectively, as consideration for certain or all, as the case may be, of the subscription price for shares of our common stock for which they subscribed under the rights offering. Subsequent to December 31, 2001, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes. See our "Recent Developments" section on page 36 for further details.

     Mr. Friedli also has relationships with several other of our other stockholders. He serves as the investment advisor to Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc.

    In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc. ("FCF"), whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to this agreement, FCF is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli's services. In addition, the Company engaged FCF to support the Company in connection with the 2001 rights offering and agreed to reimburse FCF up to $100,000 in expenses for such rights offering support.

COMMERCE INTERNET PORTAL AGREEMENTS

    Similar to our direct marketing application we provide to our network partners through our promotions network, we make the COMMERCE ENGINE available to Internet portals and other Web site customers who can, in turn, provide commerce services through their sites to end users. We provide and manage all hardware, software and operational aspects of the COMMERCE ENGINE and the associated databases of product libraries and purchasing locations.

        Effective June 27, 2001, we signed a Market Place Agreement with Vizzavi Europe Limited ("Vizzavi") to provide Internet and mobile commerce and merchandising services to Vizzavi's portals across Europe. Vizzavi is a joint venture between Vodafone Group plc, a leading global mobile network operator, and Vivendi Universal, one of the world's leading media companies. Vizzavi operates portals across Europe delivering aggregated content and services through a range of devices, including personal computers, mobile telephones, personal digital assistants and interactive TV. Unless terminated earlier, based upon defined criteria provided in the agreement, the agreement has an initial term of two years, with an automatic extension for a third year. Pursuant to the agreement, e-centives will deliver the Commerce Engine shopping system, including customized product search and merchandising. The agreement entails e-centives launching the shopping service on Vizzavi's portals across Europe. The shopping service was launched in the United Kingdom, The Netherlands and France in August 2001, November 2001, and February 2002 respectively, with a targeted launch in the second quarter of 2002 for Germany. In addition, there is the possibility of additional launches in other countries such as Spain, Italy, Portugal and Greece. We anticipate that this agreement with Vizzavi will generate revenue through annual license fees, consulting fees, merchant transaction fees and various other commerce and merchandising service fees.

RIGHTS OFFERING

    Based on a resolution of the board of directors dated August 31, 2001, we granted each holder of our common stock as of August 31, 2001 the right to purchase one share of our common stock for each share of common stock held of record on that date, and offered any remaining shares to certain standby purchasers. This rights offering consisted of 20,000,000 shares of our common stock at a subscription price of CHF 2.00 ($1.23) per share. In October 2001, we closed this CHF 40,000,000 (approximately $24,600,000) rights offering with subscriptions for all 20,000,000 shares. Each subscriber in the rights offering also received, for no additional consideration, based upon such subscriber's participation in the rights offering, a pro-rata portion of 2,000,000 shares of our Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances).

    As part of the rights offering, we sold shares of our common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, one of our stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG. Venturetec and Pine each delivered to us a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering. Venturetec's note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 ($5,230,769) and Pine's note was in the principal amount of CHF 8,687,530 ($5,346,172). In January 2002, Pine, Venturetec and InVenture, reallocated their share purchases and/or related promissory notes associated with the rights offering. Please see our "Recent Developments" section below.

    We issued a global share certificate representing all the shares purchased in the rights offering after the closing, which shares shall be held in escrow for a period of approximately three months from the date of closing, during which time such shares shall not be tradable. No physical share certificates will be issued by us or delivered to the subscribers in the rights offering. Once such shares are registered with the U.S. Securities and Exchange Commission and properly listed with the SWX New Market, such shares shall be released to the respective subscribers. This process was completed in late February 2002.

    In addition, we engaged Friedli Corporate Finance, Inc., a venture capital firm of which one of our stockholders and directors, Peter Friedli, is the principal, to support us in connection with the rights offering. In connection with this support, we agreed to extend the consulting agreement with Friedli Corporate Finance for three years and to reimburse Friedli Corporate Finance $100,000 in expenses for rights offering support.

    swissfirst Bank AG and certain affiliate entities ("swissfirst") acted as our financial advisor and limited placement agent in connection with the rights offering pursuant to a Mandate Agreement between us and swissfirst. For effecting arrangements with purchasers under the rights offering, we agreed to pay swissfirst a fee of 6.5% of the total sales under the offering made by them to investors with whom swissfirst had directly and actively engaged in sales and marketing efforts for the purpose of placing shares in the rights offering ("direct placement efforts"). For those sales, that swissfirst did not utilize direct placement efforts, the commission rate was 2.0%. In addition, swissfirst was paid a 0.5% handling fee based upon all funds raised in this rights offering actually received by swissfirst and held for our benefit, provided that there shall be no such handling fee paid on funds raised by our board of directors and their affiliates. We also agreed to and paid a fee of 7% to other firms involved in the rights offering.

RECENT DEVELOPMENTS

(a) Promissory notes from stockholders

    As of January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the October 2001 rights offering. Please see our "Item 5 -- Market for Registrant's Common Stock and Related Stockholder Matters -- Rights Offering" section on page 26. The CHF 2,500,000 (approximately $1,538,462) in cash originally indicated as originating from Venturetec has been reallocated as follows:

     o InVenture purchased from Pine in a private sale 1,041,667 of the shares of common stock originally purchased by Pine pursuant to the rights offering for CHF 2,083,334, at CHF 2.00 a share. As part of this transaction, Pine was credited with paying us CHF 2,083,334 (approximately $1,282,052) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4,064,121), with 2% interest, with an original March 31, 2002 maturity date that was subsequently extended to May 15 2002. We simultaneously returned Pine's original CHF 8,687,530 promissory note.

     o Venturetec paid us CHF 416,666 (approximately $256,410) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6,512,821), with 2% interest, with an origianl March 31, 2002 maturity date that was subsequently extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec's secured promissory note to CHF 11,000,000 (approximately $6,769,231), reflecting Venturetec's original subscription price for the shares of our common stock for which it subscribed under the rights offering minus the CHF 416,666 payment. We simultaneously returned Venturetec's original CHF 8,500,000 promissory note.

     As of April 16, 2002, 70% of the above-referenced note funds have been received.

(b) Potential Acquisition

    The Company is currently in negotiations to acquire certain assets and liabilities of a U.S. based internet company in exchange for e-centives' stock. The Company has executed an Asset Purchase Agreement regarding the proposed acquisition, with an expected settlement date of April 30, 2002.


RESULTS OF OPERATIONS

    The following presents our financial position and results of operation as of and for the years ended December 31, 2001, 2000 and 1999.

YEARS ENDED DECEMBER 31, 2001 AND 2000.

        REVENUE. Revenue decreased by $5,176,000 to $5,054,000 for the year ended December 31, 2001, compared to $10,230,000 for the year ended December 31, 2000. While revenue for 2001 includes $1.4 million in marketing partner transactions, as well as approximately $2.0 million in revenue from our commerce related services and other new business lines, lower revenue from our direct marketing services more than offset these additional sources of revenue. Fixed fee PROMOMAIL revenue decreased by $4.5 million, PROMOCAST and PROMOCOMMERCE related revenue decreased by $2.3 million, and the ZDNet agreement to deliver monthly e-mails, which generated approximately $1.3 million in revenue in 2000, expired in late 2000 and therefore had no revenue impact in 2001.

        COST OF REVENUE. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. Although revenue declined from 2000 to 2001, cost of revenue increased primarily due to the additional depreciation expense and network and hosting charges associated with the acquisition of the Commerce Division. Cost of revenue increased by $6,187,000 to $8,395,000 for the year ended December 31, 2001, compared to $2,208,000 for the year ended December 31, 2000. Approximately $4.3 million or 69% of the increase can be attributed to the acquisition of the Commerce Division. Also contributing to the increase is the one-time purchase of $1.3 million of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite, in connection with a renegotiation of our network partner related agreement with Excite. In addition, the year ended December 31, 2001 had higher depreciation charges for fixed assets associated with providing our services. The increase in cost of revenue can also be attributed to the shift from paying our Network Partners a fixed fee per new member, to revenue share arrangements.

        PRODUCT DEVELOPMENT. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as we incur them. Product development expenses increased by $5,060,000 to $7,933,000 for the year ended December 31, 2001, compared to $2,873,000 for the year ended December 31,

    2000. Approximately $3.5 million or 69% of the increase is the direct result of the acquisition of the Commerce Division, with the remaining portion of the increase due to increased product development personnel costs associated with the development and improvement of our systems, including its infrastructure and computer software.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $3,827,000 to $12,592,000 for the year ended December 31, 2001, compared to $8,765,000 for the year ended December 31, 2000. A large portion of the increase, about $2.6 million, is due to higher rent expense, primarily associated with the increased office space in Bethesda, Maryland and the new office space in Redwood Shores, California. The acquisition of the Commerce Division added approximately $1.4 million in depreciation and amortization expense for 2001. Although general and administrative expenses have increased, primarily due to the acquisition of the Commerce Division, we have taken steps to reduce our ongoing expenditures.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $9,009,000 to $9,997,000 for the year ended December 31, 2001, compared to $19,006,000 for the year ended December 31, 2000. Although the year ended December 31, 2001 included approximately $1.6 million of expenses related to the Commerce Division, there was an overall decrease in marketing and sales expenditures when compared to the year ended December 31, 2000. Broadcast media, on-line media, printed publication and out-of-home media, expenditures were lower by $2.5 million, $2.4 million, $2.0 million and $1.3 million, respectively. In addition, 2001 had lower salary related costs, public relation expenditures and commissions than 2000. These lower costs are primarily the result of our cost reduction efforts.

        NETWORK PARTNER FEES. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees decreased by $5,368,000 to $986,000 in year ended December 31, 2001, compared to $6,354,000 in the year ended December 31, 2000. This decrease is primarily the result of the termination of the Co-Branding Agreement with Excite, which resulted in an approximate $4.5 million decrease in expense, and a shift from paying our partners a fixed fee per new member, to revenue share arrangements that are classified as cost of revenue

        RESTRUCTURING AND IMPAIRMENT CHARGES. During 2001, management took certain actions to better align our costs with revenues and to position us for profitable growth in the future. In April 2001 and July 2001 we eliminated 21 and 25 positions, respectively, incurring a total charge of approximately $344,000. During December 2001, we announced a restructuring plan that involved scaling back the Commerce Division, which resulted in a reduction of our workforce by 17, and an assessment of the carrying value of the intangible assets associated with the Commerce Division. Due to the decline in the Commerce Division's customer base and the reduction in the Commerce Division's workforce, we concluded that the benefits derived from the related intangible assets that had been acquired in connection with the purchase of the Commerce Division would not generate sufficient cash flow to support its carrying value. Accordingly, we wrote-down the acquired intangible assets to their fair value, a reduction of approximately $469,000. In addition, we decided to consolidate and more efficiently use our facilities, leaving approximately 50% of the office space in both the Bethesda, Maryland and the Redwood Shores, California locations unoccupied and available for sub-lease. As a consequence of this plan, we recorded a $9.0 million charge to operations during the fourth quarter of 2001.

        STOCK-BASED COMPENSATION. Stock-based compensation expense consists of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses decreased by $851,000 to $863,000 for the year ended December 31, 2001, compared to $1,714,000 for the year ended December 31, 2000. This decrease can be attributed to performance-based options that fully vested in 2000 and therefore did not impact 2001, as well as historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination. We estimate the charge relating to stock option grants will be $553,000, $561,000 and $175,000 in 2002, 2003, and 2004,
    respectively.

        INTEREST INCOME. Net interest income consists of income on our cash balances. Net interest income decreased by $86,000 to $608,000 for the year ended December 31, 2001, compared to $694,000 for the year ended December 31, 2000. The Company earned less interest in 2001 due to lower cash balances and lower interest rates resulting from general economic conditions.

        NET LOSS. Net loss increased by $15,058,000 to $45,003,000 for the year ended December 31, 2001, compared to $29,945,000 for the year ended December 31, 2000. This increase in net loss is the result of the decrease in revenue of $5.2 million, the increase in cost of revenue of $6.2 million and the restructuring and severance charges of $9.9 million, offset by lower operating expenses of about $6.3 million.

YEARS ENDED DECEMBER 31, 2000 AND 1999.

        REVENUE. Revenue for the years ended December 31, 2000 and 1999 was $10,230,000 and $740,000, respectively. We attribute the increase primarily to the expansion of our operations and to the fact that we did not begin to charge for our services until the second half of 1999. We forged several new strategic alliances with network partners during 2000. Contracts we entered into with ZDNet, Excite, Uproar and LifeMinders, Inc. contributed approximately 48% of the increase in revenue from 1999 to 2000.

        COST OF REVENUE. Cost of revenue represents expenses related to providing online promotions for our marketers, including a portion of the salaries, benefits and related expenses of our client services, network operations and technical services personnel as well as revenue sharing payments to network partners. Cost of revenue increased by $1,180,000 to $2,208,000 in the year ended December 31, 2000 compared to $1,028,000 in the year ended December 31, 1999. We attribute this increase primarily to the additional salaries resulting from an increase in the number of personnel.

        PRODUCT DEVELOPMENT. Product development costs include expenses we incur for research, design and development of our proprietary online promotion technology. We expense product development costs as we incur them. Product development expenses increased by $446,000 to $2,873,000 in the year ended December 31, 2000, compared to $2,427,000 in the year ended December 31, 1999. The majority of this increase resulted from increased product development personnel costs associated with the development of our online direct marketing system, including its infrastructure and computer software.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for executive and selected senior management, finance and administrative personnel and associated employee benefits, facilities costs, computer and office equipment operating leases, training, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $4,682,000 to $8,765,000 in the year ended December 31, 2000, compared to $4,083,000 in the year ended December 31, 1999. This increase resulted principally from an increase of $1,295,000 from the increase in the number of general and administrative personnel and includes increases of $558,000 from increased legal costs and $598,000 from increased rent for additional office space. In addition, we have experienced increased depreciation of fixed assets of $631,000 for the year ended December 31, 2000 in connection with our increased capital expenditures for computer equipment. Further, the increase in general and administrative expenses for the year ended December 31, 2000 includes a $650,000 payment to coolsavings.com as part of the settlement of certain patent litigation.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, associated benefits and travel expenses for our sales and marketing personnel and promotional expenses. Sales and marketing expenses increased by $11,117,000 to $19,006,000 in the year ended December 31, 2000, compared to $7,889,000 in the year ended December 31, 1999. We attribute this increase mainly to increased marketing expenditures of $15.1 million targeted at attracting more marketers and network partners to our direct marketing system.

        NETWORK PARTNER FEES. Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners' site. Network partner fees increased by $5,623,000 to $6,354,000 in the year ended December 31, 2000, compared to $731,000 in the year ended December 31, 1999. We attribute this increase mainly to the payments made to Excite.

        STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees. Stock-based compensation expenses increased by $660,000 to $1,714,000 in the year ended December 31, 2000, compared to $1,054,000 for the year ended December 31, 1999. The increase resulted principally from additional options granted to employees at exercise prices less than fair market value.

        INTEREST INCOME. Interest income, net consists of income on our cash balances less interest expense on long-term debt. Net interest income increased by $426,000 to $694,000 in the year ended December 31, 2000, compared to $268,000 for the year ended December 31, 1999. This fluctuation was due to an increase in interest income resulting from an increase in cash balances from the Series C funding and the IPO.

        NET LOSS. Net loss increased by $13,775,000 to $29,945,000 in the year ended December 31, 2000, compared to $16,170,000 for the year ended December 31, 1999. The increase is primarily attributed to the increase in operating costs of $22.5 million to $38.7 million in the year ended December 31, 2000, compared to $16.2 million for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering. Through these financing activities, we raised net proceeds of approximately $82.5 million. During 2001, we received approximately $12.6 million in net proceeds from our rights offering, with additional net proceeds of $9.9 million due by the end of the second quarter of 2002, relating to the promissory notes from Venturetec and Pine, net of the associated commission fees.

     o Initial public offering: On October 3, 2000, we completed an initial public offering in Switzerland for shares of our common stock, which are listed on the SWX New Market Segment of the SWX Swiss Exchange (the "Swiss IPO"). After deducting expenses and underwriting discounts, we received approximately $36.7 million in proceeds from this transaction. Upon closing of the Swiss IPO, all of our shares of preferred stock automatically converted to common stock.

     o Rights offering: On October 19, 2001, we closed a CHF 40.0 million (approximately $24.6 million) rights offering with subscriptions for 20,000,000 shares of common stock and a pro-rata portion of 2,000,000 shares of Series A convertible preferred stock. After deducting expenses and underwriting discounts, the net proceeds from this transaction were approximately $22.5 million, with $12.6 million received by December 31, 2001 and the remainder due by the end of the second quarter of 2002.

    On December 31, 2000 and 2001, we had $27,176,531 and $8,902,259,
respectively, of cash, cash equivalents, and short-term investments. In addition, as of December 31, 2000 and 2001, we had $542,984 and $1,456,861,
respectively, of restricted cash.

         Our net cash used in operating activities improved by $2.8 million from the $27,590,000 for the year ended December 31, 2000 to $24,769,000 for the year ended December 31, 2001. While the net cash flows from operating activities for each period directly reflect our net losses, the decrease year over year can be partially attributed to our concerted efforts to decrease our expenditures and increase our accounts receivables collection efforts.

    Cash used in investing activities was $4,773,000 for the year ended December 31, 2001 and $3,081,000 for the year ended December 31, 2000, an increase of $1,692,000. While our purchases of property and equipment decreased by about $1.6 million, we spent $1.1 million and $1.9 million on the Commerce Division and BrightStreet.com acquisitions, respectively, in 2001. In addition, restricted cash increased by $914,000, primarily the result of the letter of credit required for our office space in Redwood Shores, California.

    Cash provided by financing activities was $11,382,000 for the year ended December 31, 2001, while it was $57,306,000 for the year ended December 31, 2000. About $12.6 million of the cash provided by financing activities for the year ended December 31, 2001 was the result of our October 2001 rights offering, with net proceeds of $9.9 million due by the end of the second quarter of 2002, in conjunction with the promissory notes issued by two of our stockholders.
Cash provided by financing activities for the year ended December 31, 2001 also reflects the payment of $1.2 million in dividends declared on our preferred Series A convertible preferred stock in December 2000. Cash provided by financing activities for the year ended December 31, 2000 primarily reflects the $36.7 million in proceeds from the Swiss IPO and the $20.5 million in proceeds from private sales of our convertible preferred stock.

    Friedli Corporate Finance has executed a letter to us confirming its ability to fund us in the amount of $10.7 million for the outstanding promissory notes from entities under its control (Pine and Venturetec). Funds from these promissory notes will be provided to us from April 2002 through June 2002, based on our lack of immediate need for these funds. To the extent that these funds, accompanied by our operating resources, are not sufficient to enable us to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable us to continue to operate through December 31, 2002. Additionally, management has developed a series of contingency plans for the purpose of conserving working capital should actual revenues fall short of our internal projections. These contingency plans can be enacted quickly and will eliminate significant amounts of variable costs, and enhance our overall liquidity position. Variable costs account for approximately 70% of the our total operating expenses, and include payroll and related benefits, bonuses and commissions, travel and entertainment, marketing, certain professional service fees. Fixed costs consist of lease commitments for hosting and office equipment, office space leases, certain insurance programs, software maintenance and support fees, and royalty fee obligations, and represent the remainder of our operating expenses.

    We believe that the net proceeds from the October 2001 rights offering, together with our existing cash resources and the proceeds from our promissory notes, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2003. However, we may need to raise additional funds sooner to fund our planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

    NETWORK PARTNER AGREEMENTS:

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

           On March 31, 2001, we terminated our Co-Branding Agreement with Excite@Home ("Excite"), dated as of February 16, 2000 and as amended on December 30, 2000. The termination agreement relieved us of all of our future obligations, including payments of up to $13 million to Excite over the next two years. In connection with the termination agreement, we purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite. Effective April 1, 2001, we entered into a new one-year agreement with Excite, whereby Excite provided us with access to e-mail and other subscriber information, and in exchange for this information, we were to pay Excite a percentage of the revenue generated from these subscribers. However, this restructured agreement resulted in no revenue share payments to Excite. As of November 5, 2001, this agreement was terminated, as Excite filed for bankruptcy protection.

           In June 2001, we entered into an Online Services Agreement with Classmates.com, a dominant online reunion destination site with approximately 20 million members. The strategic alliance allows Classmates.com members to receive e-centives' targeted special offers and promotions based upon their self-described interests and will provide us with access to e-mail and other subscriber information. In exchange for this information, we pay Classmates.com a percentage of the revenue generated from these subscribers.

    LEASE OBLIGATIONS:

           In association with the acquisition of BrightStreet.com, effective November 1, 2001, we entered into a Modification, Assignment and Assumption Agreement with Pentech Financial Services, Inc. ("Pentech") and BrightStreet.com regarding the Master Equipment Lease ("Lease") that BrightStreet.com had entered into with Pentech in May 2000. Per the agreement, with the consent of Pentech, BrightStreet.com assigned the Lease to us with certain modifications to the terms and conditions of the Lease. In addition, we agreed to defend, indemnify, save and hold harmless BrightStreet.com from and against any and all claims, demands, costs, and any other damages which BrightStreet.com may sustain as a result of any failure or delay by the Company in performing the assumed obligations.

           We are obligated under non-cancelable capital leases, for certain computer equipment, that expire during 2004. In addition, we are obligated under non-cancelable operating leases, primarily for office space, which expire on various dates through 2010.

           As of December 31, 2001, future minimum lease payments under non-cancelable leases are as follows:


YEAR ENDING DECEMBER 31,                   CAPITAL LEASES  OPERATING LEASES
------------------------                   --------------  ----------------
2002                                        $   243,461      $ 3,513,165
2003                                            243,552        3,622,705
2004                                            254,235        3,688,856
2005                                                 --        3,086,863
2006                                                 --        1,926,526
Thereafter                                           --        7,276,386
                                            -----------     ------------
   Total                                        741,248     $ 23,114,501
                                                            ============
Less: amount representing interest
    (rates approximating 8.3%)                  (56,460)
                                            ------------
Present value of net minimum lease
    payments                                    684,788
Less: current installments                     (208,331)
                                           -------------
Obligation under capital leases,
excluding current portion                   $   476,457
                                            ===========

        Rent expense under operating leases was approximately $357,000, $955,000 and $3,541,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement No. (FAS) 141, BUSINESS COMBINATIONS, and FAS 142, GOODWILL AND OTHER INTANGIBLE Assets. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    The Company adopted the provisions of FAS 141 as of July 1, 2001 and FAS 142 is effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142.

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

    As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $3,103,000, which will be subject to the transition provisions of FAS 141 and 142. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In August 2001, the Financial Accounting Standards Board issued FAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes both FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS 142, Goodwill and Other Intangible Assets. The Company is required to adopt FAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of FAS 144 will have on the Company's financial statements.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

    (a) INTEREST RATE SENSITIVITY

        We maintain a portfolio of cash equivalents in a variety of securities. Substantially all amounts are in money market and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our interest income or cash flows.

    (b) FOREIGN RATE SENSITIVITY

    We primarily operate in the United States; however, we have expanded operations including a sales office in London, United Kingdom. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the year ended December 31, 2001, we recorded insignificant sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the British Pound, for our London subsidiary's financial instruments, which are limited to cash and cash equivalents. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Pound. At December 31, 2001, our London subsidiary maintained cash and cash equivalents of approximately (pound)102,000 or approximately $148,000. We believe that a 10% increase or decline in the Pound exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data of the Company required by this item are attached as pages F-1 to F-23 and are listed under Item 14(A)(1) and (2).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table presents information about each of our executive officers, key employees and directors as of December 31, 2001.


              NAME               AGE             POSITION(S) WITH COMPANY
    -------------------------    ---  ----------------------------------------------------------
    Kamran Amjadi............     38  Chairman and Chief Executive Officer
    Mehrdad Akhavan..........     38  President, Chief Operating Officer, Secretary and Director
    David Samuels............     40  Senior Vice President, Chief Financial Officer and Treasurer
    Lawrence Brand...........     48  Senior Vice President of Sales and Business Development
    Scott Wills..............     48  Senior Vice President
    Jason Karp...............     33  General Counsel and Assistant Secretary
    Ira Becker...............     34  Vice President of Strategic Alliances
    Alex Sukhenko............     33  Vice President of Engineering, Messaging & Data Warehouse
    Peter Friedli............     47  Director

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

    DAVID SAMUELS joined us as Senior Vice President, Chief Financial Officer and Treasurer in April of 2001. Prior to joining e-centives, Mr. Samuels served as Vice President of Finance for Teligent International where, as a member of the senior management team, he played a pivotal role orchestrating the financial management and funding initiatives for multiple joint venture businesses in Europe, Asia, and Latin America. He also spent more than a decade with Host Marriott Services Corporation, serving most recently as Vice President of Finance, Development and Operations for New Markets. He began his career as an auditor with KPMG LLP.

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

    SCOTT WILLS joined us as a Senior Vice President, when we acquired BrightStreet.com in December 2001. At BrightStreet.com, Mr. Wills held the position of Chief Executive Officer. Mr. Wills started his career in packaged goods, working on some of the most publicized brand-battles for such companies as Procter & Gamble and Pepsi-Cola Company. In early 1996, he joined Netcom Online Communications, where he served as Senior Vice President of Business Development and Strategic Planning until March 1998, when the company was sold. Upon leaving Netcom, Mr. Wills was a founder and CEO of Wills and Evans, a New York-based advertising agency that represented major media distributors and networks. In May 1998, he joined NetValue, Inc., which was later renamed BrightStreet.com.

    JASON KARP was an e-centives' employee from March 2000 through October 2001, serving as our Vice President, General Counsel and Assistant Secretary. Since his termination of employment, he joined Kelley, Drye & Warren, LLP, however he continues to serve as General Counsel and Assistant Secretary. From July 1998 to March 2000, Mr. Karp held several positions with Net2000 Communications, Inc., an integrated provider of local, long distance, data and internet access services, and served most recently as Assistant Vice President of Legal and Regulatory Affairs. From October 1996 to June 1998, Mr. Karp held several management positions with MCI Communications. From December 1994 to September 1996, Mr. Karp was a senior attorney in the Common Carrier Bureau of the FCC.

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

    ALEX SUKHENKO, our Vice President of Engineering, Messaging & Data Warehouse, joined us in March 1999. Before joining e-centives, Alex served as District Manager of AT&T Solutions for Advanced Networking Solutions and prior to AT&T Solutions, Alex served as a consulting manager for Noblestar Systems. Alex has also served as a senior scientist for Vector Research Inc. He began his career at Eastman Kodak, focusing on process re-engineering for Kodak's circuit board manufacturing operations.

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

BOARD OF DIRECTORS

    Our board of directors currently consists of Kamran Amjadi, Mehrdad Akhavan, and Peter Friedli. Kamran Amjadi is the Chairman of our board of directors.

     BOARD COMMITTEE: Our board of directors currently has a compensation committee. The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The compensation committee also administers our various incentive compensation, stock and benefit plans. The compensation committee consists of Mr. Friedli, the committee's chairman, and Mr. Amjadi.

    DIRECTOR COMPENSATION: We do not currently compensate our directors who are also employees. Each non-employee director currently is reimbursed for reasonable travel expenses for each board meeting attended. In addition, each non-employee director receives 10,000 stock options per year of service, with vesting one year from the date of grant.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION: None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

    Our certificate of incorporation provides that our directors will not be personally liable to us, or our stockholders, for monetary damages for breach of their fiduciary duties as a director, except for liability:

          o for any breach of the director's duty of loyalty to us or our stockholders;
          o for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
          o under a provision of Delaware law relating to unlawful payment of dividends or unlawful stock purchase or redemption of stock; or
          o for any transaction from which the director derives an improper personal benefit.

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


ITEM 11 - EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid to our Chief Executive Officer, our four other most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 2001, and the two most highly compensated executive officers who served as executive officers during the year ended December 31, 2001, but who were not serving as executive officers at December 31, 2001 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                 ANNUAL COMPENSATION     SECURITIES
                                                             -------------------------  UNDERLYING
        NAME AND PRINCIPAL POSITION(S)                 YEAR   SALARY ($)    BONUS($)     OPTIONS
 --------------------------------------------         ------ ------------ ------------ -----------
 Kamran Amjadi
   Chairman and Chief Executive Officer......          2001   $170,000      $      0           --
                                                       2000   $170,000      $ 40,000      275,000

 Mehrdad Akhavan
   President, Chief Operating Officer, Secretary
   and Director                                        2001   $150,000      $      0           --
                                                       2000   $150,000      $ 40,000      275,000

 David Samuels
   Chief Financial Officer and Treasurer.....          2001   $123,958      $      0      100,000

 Michael Sullivan (1)
   Chief Financial Officer and Treasurer.....          2001   $107,035      $      0           --
                                                       2000   $139,375      $ 20,000       50,000
 Jason Karp (2)
   Vice President, General Counsel, and Assistant
   Secretary                                           2001   $116,989      $  5,000       65,000
                                                       2000   $139,375      $ 20,000           --

 Lawrence Brand
   Senior Vice President of Sales and Business
   Development                                         2001   $150,000      $ 25,000           --
                                                       2000   $150,000      $ 50,000       49,564

 Homayoon Tajalli (3)
   Senior Vice President of Products and Engineering   2001   $122,825      $ 10,000           --
                                                       2000   $150,000      $ 30,000           --

----------

(1) Michael Sullivan served as our Chief Financial Officer and Treasurer from May 1999 until March 2001.
(2) Jason Karp was our employee until October 2001; he continues to serve as our General Counsel and Assistant Secretary.
(3) Homayoon Tajalli served as our Senior Vice President of Products and Engineering from October 1999 until June 2001.


                              EMPLOYMENT AGREEMENTS

    Kamran Amjadi and Mehrdad Akhavan are employed under employment agreements that terminate on August 31, 2002. Mr. Amjadi and Mr. Akhavan's employment agreements provide for annual base salaries of $170,000 and $150,000, respectively, subject to increase by the board of directors. Each of Mr. Amjadi and Mr. Akhavan is eligible for an annual bonus of $50,000. We may terminate, without cause, Messrs. Amjadi and Akhavan at any time provided that we are required to pay the full balance of their salaries for the term. If we are taken over, sold, or involved in a merger or acquisition of any kind and the same salary is not offered to Messrs. Amjadi and Akhavan for the remaining term of their agreements then they shall be entitled to payment of the full balance of their salaries for the term. Each of Messrs. Amjadi and Akhavan has agreed for a period of one year not to compete directly with or be employed by any person or organizations that compete directly with our products or services developed or in development at the time of their termination.

                        OPTION GRANTS IN LAST FISCAL YEAR

    The following table summarizes the options granted to each of our named executive officers during the fiscal year ended December 31, 2001.


                                         INDIVIDUAL GRANTS
                    -------------------------------------------------------
                      NUMBER OF    PERCENT OF
                     SECURITIES   TOTAL OPTIONS                               POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF
                     UNDERLYING    GRANTED TO                                      STOCK PRICE APPRECIATION FOR OPTION TERM (1)
                       OPTIONS    EMPLOYEES IN     EXERCISE      EXPIRATION    --------------------------------------------------
       NAME            GRANTED     FISCAL YEAR       PRICE          DATE              0%                 5%                 10%
-----------------    ----------  ----------------------------  -------------  ------------------ ------------------ -----------
David Samuels....      100,000         6.26%        $ 3.40       04/09/11            $  --           $ 213,824          $ 541,873

----------
     (1) The potential realizable value is calculated based on the 10-year term of the option at the time of grant. The 0% assumed annual rate of stock price appreciation is indicative of the difference between the exercise price per share and the estimated fair value of our common stock on the date of grant.


                          FISCAL YEAR-END OPTION VALUES

    The following table presents information with respect to stock options owned by each of our named executive officers at December 31, 2001.

                         NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                             UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                DECEMBER 31, 2001                DECEMBER 31, 2001
                        -------------------------------  -------------------------
       NAME                EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
-----------------       --------------- -------------------------------- ---------------
Kamran Amjadi........       375,000         100,000              $ --            $ --
Mehrdad Akhavan......       375,000         100,000                --              --
David Samuels........            --         100,000                --              --
Michael Sullivan (1).            --              --                --              --
Jason Karp (2).......        40,625          24,375                --              --
Lawrence Brand.......       220,800         180,673                --              --
Homayoon Tajalli (3).            --              --                --              --

----------
     (1) Michael Sullivan served as our Chief Financial Officer and Treasurer from May 1999 until March 2001.
     (2) Jason Karp was our employee until October 2001; he continues to serve as our General Counsel and Assistant Secretary.
     (3) Homayoon Tajalli served as our Senior Vice President of Products and Engineering from October 1999 until June 2001.

STOCK INCENTIVE AND OPTION PLAN

    Our Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to our employees, consultants and advisors. As of December 31, 2001, there were 5,000,000 shares of common stock reserved for issuance and there where 3,162,330 options to purchase shares of common stock outstanding at a weighted average exercise price of $5.34 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, subject to acceleration in the event of a change of control of e-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee's performance. As of December 31, 2001, our board of directors has issued only stock options under the plan. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

    Our compensation committee administers our plan. The compensation committee is authorized to determine:

     o    which eligible individuals receive option grants or share issuances;
     o    the number of shares under each option grant or share issuance;
     o    the exercise price per share under each option;
     o    the term of each option; and
     o    the vesting schedule for individual option grants or share issuances.

401(k) PLAN

    We have a tax-qualified employee savings plan, which covers all of our employees. Eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service's annual contribution limit. Our 401(k) plan permits us to make additional discretionary matching contributions on behalf of all participants in our 401(k) plan in an amount determined by us. Our

401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986 so that contributions by employees or by us to our 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions by us, if any, will be deductible by us when made.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents information regarding the beneficial ownership of common stock as of March 15, 2002:

     o each person, or group of affiliated persons, who is the beneficial owner of more than five percent of our outstanding common stock;
     o    each of our named executive officers;
     o    each of our directors; and
     o    all of our executive officers and directors as a group.

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

                                                 SHARES
                                              BENEFICIALLY
                                                  OWNED    PERCENT OF
                    NAME                         NUMBER      CLASS
-------------------------------------------   -----------    -----
Kamran Amjadi (1)..........................    1,971,000      4.9
Mehrdad Akhavan (2)........................    1,035,000      2.6
Peter Friedli (3)..........................   22,088,106     55.4
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland
Venturetec, Inc. ..........................    9,196,080     23.1
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland
InVenture, Inc. ...........................    5,991,667     15.0
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland
Pine, Inc. (4).............................    3,577,098      9.0
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland
David Samuels (5)..........................       43,750       *
Lawrence Brand (6).........................      180,673       *
Jason Karp (7).............................            0       *
Michael Sullivan (8).......................            0       *
Homayoon Tajalli (9).......................            0       *
All executive officers and directors as a
    group (8 persons) (10).................   25,318,529     63.6

----------

    * Less than 1% of the outstanding shares of common stock.

(1) Includes 375,000 shares issuable upon exercise of vested stock options.

(2) Includes 375,000 shares issuable upon exercise of vested stock options.

(3) Includes 40,000 shares issuable upon exercise of vested stock options and 110,000 shares issuable upon exercise of warrants to purchase held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants held by entities over which Mr. Friedli has control, as follows:
     Joyce, Ltd. -- 235,000 shares of common stock; Pine Inc. -- 3,577,098 shares of common stock and 20,000 warrant shares; Savetech, Inc. -- 165,383 shares of common stock; Spring Technology Corp. -- 177,520 shares of common stock and 200,000 warrant shares; Venturetec, Inc. -- 9,168,080 shares of common stock; InVenture, Inc. -- 5,991,667 shares of common stock; and USVentech -- 145,750 shares of common stock. As investment advisor to these entities, Mr. Friedli has voting and investment power with respect to these shares. See "Related Party Transactions -- Stock Purchases and Related Matters" for a description of Mr. Friedli's relationships with these entities. New Venturetec AG may be deemed to control Venturetec by virtue of its ownership of 100% of Venturetec's capital stock and its corresponding right to elect Venturetec's directors, and, therefore, our capital stock owned by Venturetec may also be deemed to be beneficially owned by New Venturetec.

(4) Includes 20,000 shares issuable upon exercise of warrants.

(5) Includes 43,750 shares issuable upon exercise of vested stock options.

(6) Includes 180,673 shares issuable upon exercise of vested stock options.

(7) Jason Karp was our employee until October 2001; he continues to serve as our Vice President, General Counsel and Assistant Secretary.

(8) Michael Sullivan served as our Chief Financial Officer and Treasurer from May 1999 until March 2001.

(9) Homayoon Tajalli served as our Senior Vice President of Products and Engineering from October 1999 until June 2001.

(10)Includes 1,014,423 shares issuable upon exercise of vested stock options and 330,000 shares issuable upon exercise of warrants.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK PURCHASES AND RELATED MATTERS

    As part of our October 2001 rights offering, we sold 4,343,765 shares of our common stock to Pine, Inc., 4,950,000 shares of our common stock to InVenture, Inc., 5,500,000 shares of our common stock to Venturetec, Inc., and 2,050,000 shares of our common stock to Peter Friedli. Mr. Friedli is an existing stockholder and one of our directors, and he serves as the President of Pine, InVenture, Venturetec and its parent corporation, New Venturetec AG.

    Venturetec and Pine each delivered to us a promissory note dated as of October 19, 2001, in the principal amount of CHF 8,500,000 ($5,230,769) and CHF 8,687,530 ($5,346,172), respectively, as consideration for certain or all, as the case may be, of the subscription price for shares of our common stock for which they subscribed under the rights offering. The notes' maturity dates are March 31, 2002.

    As of January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes. The CHF 2,500,000 in cash originally indicated as originating from Venturetec has been reallocated as follows:

          o InVenture purchased from Pine in a private sale 1,041,667 of the shares of common stock originally purchased by Pine pursuant to the rights offering for CHF 2,083,334 (CHF 2.00 a share). As part of this transaction, Pine was credited with paying us CHF 2,083,334 and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4,064,121), with 2% interest, with an original March 31, 2002 maturity date that was subsequently extended to May 15, 2002. We simultaneously returned Pine's original CHF 8,687,530 promissory note.

          o Venturetec paid us CHF 416,666 and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6,512,821), with 2% interest, with an original March 31, 2002 maturity date that was subsequently extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec's secured promissory note to CHF 11,000,000 (reflecting Venturetec's original subscription price for the shares of our common stock for which it subscribed under the rights offering) minus the CHF 416,666 payment. We simultaneously returned Venturetec's original CHF 8,500,000 promissory note.

    Mr. Friedli also has relationships with several other of our other stockholders. He serves as the investment advisor to Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. The information below summarizes related party transactions through December 2000.

     o In October 1996, we sold 235,000 shares of our common stock to Joyce, 35,000 shares of our common stock to Pine, 10,000 shares of our common stock to Peter Friedli and 720,000 shares of our common stock to Savetech, Inc. at a price of $0.25 per share. At the same time, we granted to Peter Friedli warrants exercisable for 56,000 shares of our common stock at an exercise price of $0.10 per share.

     o In December 1996, we sold 200,000 shares of our common stock to Pine, 120,000 shares of our common stock to Spring Technology and 172,000 shares of our common stock to USVentech at a price of $1.00 per share.

     o In February 1997, we sold 700,000 shares of our common stock to Venturetec at a price of $2.50 per share.

     o In June 1997, we sold 1,700,000 shares of our Series A convertible preferred stock at a per share price of $4.50 for an aggregate consideration of $7.7 million to raise capital to finance our operations. Each share of Series A convertible preferred stock automatically converted into one share of common stock upon the completion of our initial public offering on October 3, 2000. The following table summarizes purchases, valued in excess of $60,000, of shares of our Series A convertible preferred stock by our directors, executive officers and 5% stockholders, including the number of shares of Series A convertible preferred stock bought, the aggregate consideration paid for the shares and the aggregate value of the shares at the time of our initial public offering based upon the offering price of $11.03 per share. These affiliates purchased the securities described below at the same price and on the same terms and conditions as the unaffiliated investors in the private financing. In connection with this offering, we granted warrants exercisable for 50,000 shares, 100,000 shares and 20,000 shares, respectively, of our common stock to Mr. Friedli, Spring Technology and Pine at an exercise price of $4.50 per share.


                                      NUMBER OF
                                      SHARES OF
                                       SERIES          AGGREGATE
                                     A PREFERRED   STOCKHOLDER PRICE    AGGREGATE
                                       STOCK            PAID           VALUE AT IPO
                                     -----------   -----------------  -------------
             Venturetec..........     800,000          $ 3,600,000     $ 8,824,000
             Spring Technology...     140,000              630,000       1,544,200


     o In February 1999, we sold 2,500,000 shares of our Series B convertible preferred stock at a per share price of $6.00 for an aggregate consideration of $15.0 million. Each share of Series B convertible preferred stock automatically converted into one share of common stock upon the closing of our initial public offering on October 3, 2000. The following table summarizes purchases, valued in excess of $60,000, of shares of our Series B convertible preferred stock by our directors, executive officers and 5% stockholders, including the number of shares of Series B convertible preferred stock bought, the aggregate consideration paid for the shares and the aggregate value of the shares, assuming the conversion of the shares into our common stock and the offering price of $11.03 per share. Venturetec purchased the shares of our Series B convertible preferred stock in this offering at the same price and on the same terms as the unaffiliated investors in this private financing. In connection with this offering, we granted warrants exercisable for 4,000 shares and 100,000 shares, respectively, of our common stock to Peter Friedli and Spring Technology at an exercise price of $6.00 per share.


                                NUMBER OF
                             SHARES OF SERIES     AGGREGATE
                                B PREFERRED   STOCKHOLDER PRICE    AGGREGATE
                                   STOCK            PAID         VALUE AT IPO
                              ---------------  ----------------  -------------
             Venturetec       2,000,000       $12,000,000      $ 22,060,000


     o In February 2000, we sold 2,328,434 shares of our Series C convertible redeemable preferred stock at a price of $10.20 per share for an aggregate consideration of $23.8 million to raise capital to finance our operations. Each share of Series C convertible redeemable preferred stock automatically converted into one share of common stock upon the completion of our initial public offering on October 3, 2000. The following table summarizes purchases, valued in excess of $60,000, of shares of our Series C convertible preferred stock by our directors, executive officers and 5% stockholders, including the number of shares of Series C convertible redeemable preferred stock bought, the aggregate consideration paid for the shares and the aggregate value of the shares at the time of our initial public offering based upon the offering price of $11.03 per share. These affiliates purchased the securities described above at the same price and on the same terms and conditions as the unaffiliated investors in the private financing. We also sold 367,648 shares at the same price in this offering to Excite, Inc., one of our Direct Marketing System network partners.

                                     NUMBER OF
                                 SHARES OF SERIES      AGGREGATE
                                   C PREFERRED      STOCKHOLDER PRICE    AGGREGATE
                                       STOCK            PAID            VALUE AT IPO
                                 -----------------  -----------------   ---------------
             Venturetec.......        196,080           $2,000,016     $ 2,162,762
             Spring Technology         49,020              500,004         540,691
             Peter Friedli....         49,608              506,002         547,176


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

LOANS TO MEMBERS OF MANAGEMENT AND BOARD OF DIRECTORS

    We do not have any outstanding loans to officers or the board of directors, other than as set forth in the "Stock Purchases and Related Matters" section above.

OTHER TRANSACTIONS

    In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc. ("FCF"), whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to this agreement, FCF is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli's services. Consulting expense under the FCF agreement was approximately $87,000, $63,000 and $63,000 for the years ended December 31, 1999, 2000 and 2001, respectively. In addition, under this agreement, we granted:

     o a preemptive right to purchase any debt or equity securities issued by us in a financing transaction;
     o a preemptive right to allocate 10% of the share offering in our initial public offering;
     o a veto right on a single capital expenditure of $500,000 or more until our initial public offering; and
     o    a seat on our board of directors and its compensation committee.

    In October 2000, FCF permanently waived its rights to purchase shares of common stock in our initial public offering and our future offerings.

    During 1999, the Company issued a convertible long-term debt instrument for $1,000,000 to an investment group controlled by FCF. This instrument was converted into common stock upon consummation of the IPO in October 2000.

    In addition, the Company engaged FCF to support the Company in connection with the 2001 rights offering. In association with this support, the Company agreed to extend the consulting agreement with FCF for 3 years and to reimburse FCF up to $100,000 in expenses for such rights offering support.

    Friedli Corporate Finance executed a letter to the Company confirming its ability to fund the Company in the amount of $10.7 million for the outstanding promissory notes from Pine, Inc. and Venturetec, Inc., entities under its control. Funds from these promissory notes will be provided to us from April 2002 through June 2002, based on our lack of immediate need for these funds. As of April 16, 2002, more than 70% of these funds have been received by us. To the extent that these funds, accompanied by our operating resources, are not sufficient to enable us to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable us to continue to operate through December 31, 2002.
See also "Related Party Transactions" on page 34 for a further discussion of such promissory notes.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)       1.  FINANCIAL STATEMENTS

             The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                            INDEX TO FINANCIAL STATEMENTS


               Independent Auditors' Report.........................  F-1
               Consolidated Balance Sheets..........................  F-2
               Consolidated Statements of Operations................  F-3
               Consolidated Statements of Stockholders' Equity......  F-4
               Consolidated Statements of Cash Flows................  F-5
               Notes to Consolidated Financial Statements...........  F-6


2.       FINANCIAL STATEMENT SCHEDULE

             See Schedule II attached.

b)       REPORTS ON FORM 8-K

             On December 18, 2001 we filed a Current Report on Form 8-K announcing that we had acquired certain assets of BrightStreet.com, Inc. and assumed various liabilities associated with the acquired assets.

             On January 3, 2002 we filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K that was filed on December 18, 2001, which reported that we had completed the acquisition of BrightStreet.com, Inc. and did not include the requisite financial statements with that report on Form 8-K.

             On January 30, 2002 we filed an amended Current Report on Form 8-K/A, announcing a press release of the same date providing guidance on our expected performance for the fourth quarter of 2001.

             On February 26, 2002 we filed an amended Current Report on Form 8-K/A, amending the amended Current Report on Form 8-K/A that was filed on January 3, 2002, which supplemented the earlier filings by providing the required financial statements and the pro forma financial information.

             On March 28, 2002 we filed a Current Report on Form 8-K, announcing that the maturity dates of promissory notes receivable from two of our stockholders had been extended. See also Item 13 (Stock Purchases and Related Matters) on page 48 for a further discussion.

c)       EXHIBITS

         See Exhibit Index attached.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on April 16, 2002.

                                            e-CENTIVES, INC.

                                         By: /s/ KAMRAN AMJADI
                                            ------------------------------------
                                            Kamran Amjadi
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons on April 15, 2002 in the capacities and on the date indicated.

                 NAME                                        TITLE                                 DATE
                 ----                                        -----                                 ----



/s/ KAMRAN AMJADI                                 Chairman and Chief Executive                   April 16, 2002
-------------------------------------               Officer (Principal Executive Officer)
Kamran Amjadi                                       and Director


/s/ MEHRDAD AKHAVAN                               President, Chief Operating                     April 16, 2002
-------------------------------------                Officer, Secretary and Director
Mehrdad Akhavan


/s/ DAVID SAMUELS                                 Chief Financial Officer (Principal             April 16, 2002
------------------------------------                 Financial and Accounting Officer)
David Samuels


/s/ PETER FRIEDLI                                 Director                                       April 16, 2002
------------------------------------
Peter Friedli



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders e-centives, Inc.:

    We have audited the accompanying consolidated balance sheets of e-centives, Inc. and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-centives, Inc. and subsidiary as of December 31, 2000 and 2001 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations," and certain provisions of FAS 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP
McLean, Virginia
February 1, 2002, except as to Note 15(a), which is as of April 16, 2002
                         e-CENTIVES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                             --------------------------
                                                                2000             2001
                                                             ----------       ---------

                            ASSETS

Current assets:
  Cash and cash equivalents..........................        $ 27,062,040    $  8,902,259
  Short-term investments.............................             114,491              --
  Accounts receivable, net of allowance for doubtful
     accounts of $252,016 and $148,127 at December 31,
     2000 and 2001 respectively......................           3,007,426       2,162,114
  Other receivables..................................               4,209         612,710
  Prepaid expenses...................................           1,339,185         336,834
  Restricted cash....................................             108,597          89,916
                                                             ------------    ------------
          Total current assets.......................          31,635,948      12,103,833
Property and equipment, net..........................           2,993,413      11,154,158
Intangible assets, net...............................           1,250,000       3,102,955
Restricted cash......................................             434,387       1,366,945
Other assets.........................................              62,917         100,772
                                                             ------------    ------------
          Total assets...............................        $ 36,376,665    $ 27,828,663
                                                             ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................           2,440,372       1,992,776
  Accrued expenses...................................             962,159       2,718,781
  Accrued restructuring costs........................                  --       2,170,206
  Deferred revenue...................................             904,218       2,523,729
  Dividends payable..................................           1,235,688              --
  Current portion of capital leases..................                  --         208,331
  Other liabilities..................................                  --         312,627
                                                             ------------    ------------
          Total current liabilities..................           5,542,437       9,926,450
Capital leases, net of current portion...............                  --         476,457
Accrued restructuring costs, net of current portion .                  --       6,892,744
                                                             ------------    ------------
          Total liabilities..........................           5,542,437      17,295,651
                                                             ------------    ------------
Commitments and contingencies........................                  --              --
Stockholders' equity:
  Series A convertible preferred stock (voting), $.01
    par value, 10,000,000 shares authorized, 0 and
    2,000,000 shares issued and outstanding at
    December 31, 2000 and 2001, respectively.........                  --          20,000
  Common stock, $.01 par value, 40,000,000 shares
     authorized, 15,168,434 and 37,732,009 shares
     issued and outstanding at December 31,
     2000 and 2001, respectively.....................             151,684         373,493
  Additional paid-in capital.........................          85,282,822     120,337,200
  Notes receivable from stockholders.................                  --     (10,576,941)
  Accumulated other comprehensive loss...............                  --         (16,997)
  Accumulated deficit................................         (54,600,278)    (99,603,743)
                                                             ------------    ------------
          Total stockholders' equity ................          30,834,228      10,533,012
                                                             ------------    ------------
          Total liabilities and stockholders' equity.        $ 36,376,665    $ 27,828,663
                                                             ============    ============



          See accompanying notes to consolidated financial statements.

                         e-CENTIVES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31,
                                           1999           2000           2001
                                      -------------  -------------  ---------

Revenue.......................         $    740,305   $ 10,230,035   $  5,053,624
Cost of revenue...............            1,027,696      2,207,855      8,395,162
Operating expenses:
  Product development, exclusive
    of stock-based compensation           2,426,695      2,872,572      7,933,192
  General and administrative,
    exclusive of stock-based
    compensation..............            4,083,459      8,764,830     12,591,620
  Sales and marketing, exclusive
    of stock-based  compensation          7,889,517     19,005,844      9,997,131
  Network partner fees........              730,550      6,353,937        985,593
  Restructuring and impairment
    charges...................                   --             --      9,876,123
  Stock-based compensation:...
    Product development.......              282,538        822,052        200,822
    General and administrative              297,155        333,215        362,365
    Sales and marketing.......              474,503        558,382        299,932
                                       ------------   ------------   ------------
         Loss from operations.          (16,471,807)   (30,688,652)   (45,588,316)
Interest expense..............                   --             --         (3,630)
Interest income...............              267,712        693,312        607,957
Other income..................               33,764         50,000             --
                                       ------------   ------------   ------------
         Loss before income taxes       (16,170,331)   (29,945,340)   (44,983,989)
Income taxes..................                   --             --        (19,476)
                                       ------------   ------------   -------------
         Net loss.............          (16,170,331)   (29,945,340)   (45,003,465)
Preferred stock dividend requirement
  and accretion of convertible
  redeemable preferred stock..             (382,500)      (551,773)            --
                                       ------------   ------------   ------------
Net loss applicable to common
  stockholders................         $(16,552,831)  $(30,497,113)  $(45,003,465)
                                       ============   ============   ============
Basic and diluted net loss per
  common share................         $      (3.40)  $      (4.09)  $      (2.68)
Shares used to compute basic and
  diluted net loss per common share       4,869,601      7,460,272     16,810,366



          See accompanying notes to consolidated financial statements.

                         e-CENTIVES, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS



                                         SERIES A                SERIES B
                                        CONVERTIBLE           CONVERTIBLE                                                  NOTES
                                      PREFERRED STOCK         PREFERRED STOCK          COMMON STOCK       ADDITIONAL    RECEIVABLE
                                 ----------------------- ----------------------- -----------------------    PAID-IN         FROM
                                    SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL    STOCKHOLDERS
                                 ----------- ----------- ----------- ----------- ----------- ----------- -----------   ------------


Balance, January 1, 1999.         1,700,000  $  17,000           --  $      --    4,860,000  $  48,600   $  9,769,900  $         --
Issuance of Series B
  convertible preferred
  stock..................                --         --    2,500,000     25,000           --         --     13,475,000            --
Exercise of stock options                --         --           --         --       14,375        144         24,544            --
Stock-based compensation.                --         --           --         --           --         --      1,054,196            --
Net loss.................                --         --           --         --           --         --             --            --

Comprehensive loss.......
                                 ----------  ---------   ----------  ---------   ----------  ---------   ------------  ------------
Balance, December 31, 1999        1,700,000     17,000    2,500,000     25,000    4,874,375     48,744     24,323,640            --

Issuance of warrants related
 to convertible redeemable
 preferred stock.........                --         --           --         --           --         --        773,068            --
Issuance of common stock in
 connection with initial public
 offering, net of offering
  costs..................                --         --           --         --    3,700,000     37,000     36,667,896            --
Exercise of stock options                --         --           --         --       65,625        656        144,031            --
Conversion of Series A
 preferred stock to common
 stock...................        (1,700,000)   (17,000)          --         --    1,700,000     17,000             --            --
Conversion of Series B
 preferred stock to common
 stock...................                --         --   (2,500,000)   (25,000)   2,500,000     25,000             --            --
Conversion of Series C
convertible redeemable
preferred stock to common stock          --         --           --         --    2,328,434     23,284     21,925,436            --
Stock-based compensation.                --         --           --         --           --         --      1,713,649            --
Accretion of convertible
 redeemable preferred stock
 to redemption value.....                --         --           --         --           --         --       (264,898)           --
Declaration of dividends                 --         --           --         --           --         --            --             --
Net loss.................                --         --           --         --           --         --            --             --

Comprehensive loss.......
                                 ----------  ----------  ----------  ----------    --------    -------   ------------  ------------
Balance, December 31, 2000               --         --          --          --   15,168,434    151,684     85,282,822            --

Rights offering..........         2,000,000     20,000          --          --   20,000,000    200,000     22,222,571   (10,576,941)
Exercise of stock options                --         --          --          --       11,875        119         28,006            --
Acquisition of Commerce
  Division..............                 --         --          --          --    2,168,945     21,690     11,755,682            --
Acquisition of
  BrightStreet.com ......                --         --          --          --          --          --        185,000            --
Stock-based compensation.                --         --          --          --          --          --        863,119            --
Foreign currency translation
  adjustment.............                --         --          --          --          --          --             --            --
Net loss.................                --         --          --          --          --          --             --            --

Comprehensive loss.......
                                 ----------  ---------   ----------  ---------   ----------  ---------   ------------  ------------
Balance, December 31, 2001        2,000,000  $   20,000          --  $      --   37,349,254 $  373,493   $120,337,200  $(10,576,941)
                                 ==========  ==========  ==========  ==========  ==========  =========   ============  =============



                                                  ACCUMULATED
                                                      OTHER                        TOTAL
                                  COMPREHENSIVE   COMPREHENSIVE  ACCUMULATED    STOCKHOLDERS'
                                      LOSS            LOSS          DEFICIT       EQUITY
                                 ------------    ------------  -------------  --------------


Balance, January 1, 1999.        $         --    $         --  $  (7,248,919)  $   2,586,581
Issuance of Series B
  convertible preferred
  stock..................                  --              --             --      13,500,000
Exercise of stock options                  --              --             --          24,688
Stock-based compensation.                  --              --             --       1,054,196
Net loss.................        (16,170,331)              --    (16,170,331)    (16,170,331)
                                -------------
Comprehensive loss.......        (16,170,331)
                                =============   -------------  -------------     -----------
Balance, December 31, 1999                                 --    (23,419,250)        995,134

Issuance of warrants related
 to convertible redeemable
 preferred stock.........                 --               --             --         773,068
Issuance of common stock in
 connection with initial public
 offering, net of offering
 costs...................                 --               --             --      36,704,896
Exercise of stock options                 --               --             --         144,687
Conversion of Series A
 preferred stock to common
 stock...................                 --               --             --             --
Conversion of Series B
 preferred stock to common
 stock...................                 --               --             --             --
Conversion of Series C
 convertible redeemable
 preferred stock to common stock          --               --             --      21,948,720
Stock-based compensation.                 --               --             --       1,713,649
Accretion of convertible
 redeemable preferred stock
 to redemption value.....                 --               --             --        (264,898)
Declaration of dividends                  --               --     (1,235,688)     (1,235,688)
Net loss.................         (29,945,340)             --    (29,945,340)    (29,945,340)
                                 ------------
Comprehensive loss.......         (29,945,340)
                                =============   -------------  -------------    ------------
Balance, December 31, 2000                                 --    (54,600,278)     30,834,228

Rights offering..........                 --               --             --      11,865,630
Exercise of stock options                 --               --             --          28,125
Acquisition of Commerce
  Division..............                  --               --             --      11,777,372
Acquisition of
  BrightStreet.com ......                 --               --             --        185,000
Stock-based compensation.                 --               --             --        863,119
Foreign currency translation
  adjustment.............             (16,997)        (16,997)            --        (16,997)
Net loss.................         (45,003,465)             --    (45,003,465)   (45,003,465)
                                 ------------
Comprehensive loss.......        $(45,020,462)
                                 ============  --------------  -------------   ------------
Balance, December 31, 2001                     $      (16,997) $ (99,603,743)  $ 10,533,012
                                               ==============  =============   ============


          See accompanying notes to consolidated financial statements.




                         e-CENTIVES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                                 1999           2000           2001
                                            -------------  -------------   -------------

Cash flows from operating activities:
  Net loss........................           $(16,170,331)  $(29,945,340)  $(45,003,465)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization            1,170,829      2,093,804      6,182,141
       Stock-based compensation...              1,054,196      1,713,649        863,119
       Provision for doubtful accounts                --         489,973        493,168
       Non-cash restructuring and                     --              --        469,397
         impairment charge........
       (Increase) decrease in:
          Accounts receivable.....               (793,490)    (2,703,909)       481,335
          Prepaid expenses and other             (214,031)    (1,049,519)     1,002,351
            assets................
          Other receivable........                    --              --        146,613
       Increase (decrease) in:
          Accounts payable........              1,170,441      1,079,024       (447,594)
          Deferred revenue........                791,027        113,191        795,724
          Accrued expenses and other
            liabilities..........                  89,304        619,296     10,248,497
                                             ------------   ------------   ------------

       Net cash used in operating
         activities..............             (12,902,055)   (27,589,830)   (24,768,714)
                                             ------------   ------------   ------------

Cash flows from investing activities:
  Purchases of short-term investments              (4,390)        (5,472)           --
  Maturities of short-term investments                --              --        114,491
  Acquisition of property and equipment        (1,566,307)    (2,502,944)      (895,323)
  Purchase of intangible asset....             (3,000,000)           --             --
  Increase in security deposits...                 (2,054)       (29,991)       (37,855)
  Increase in restricted cash.....                    --        (542,984)      (913,877)
  Acquisition of Commerce Division                    --              --     (1,115,955)
  Acquisition of BrightStreet.com.                    --              --     (1,924,380)
                                             ------------   ------------   ------------
        Net cash used in investing
          activities..............             (4,572,751)    (3,081,391)    (4,772,899)
                                             ------------   ------------   ------------

Cash flows from financing activities:
  Payments on obligations under capital
    lease.........................                     --            --        (16,621)
  Proceeds from issuance of debt..              2,000,000            --             --
  Proceeds from rights offering ..                     --            --     12,606,016
  Payment of dividends............                     --            --     (1,235,688)
  Issuance of common stock........                     --     36,704,896             --
  Issuance of Series B convertible
    preferred stock...............             13,500,000             --             --
  Issuance of Series C convertible
    redeemable....................                     --     20,456,891             --
    preferred stock...............
  Exercise of stock options.......                 24,688        144,687         28,125
                                             ------------   ------------   ------------
        Net cash provided by financing
          activities                           15,524,688     57,306,474     11,381,832
                                             ------------   ------------   ------------

        Net increase (decrease) in cash
          and cash equivalents....             (1,950,118)    26,635,253    (18,159,781)
Cash and cash equivalents, beginning of
  period..........................              2,376,905        426,787     27,062,040
                                             ------------   ------------   ------------

Cash and cash equivalents, end of period     $    426,787   $ 27,062,040   $  8,902,259
                                             ============   ============   ============


Supplemental disclosure of cash flow
  information:
    Cash paid during the year for interest  $         --   $         --   $      3,630


Supplemental disclosure of non-cash investing and financing activities:

     In conjunction with the acquisition of BrightStreet.com, Inc. in December
          2001, the Company issued warrants, valued at $185,000, for the purchase of 500,000 shares of common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company's common stock.
     In conjunction with the acquisition of the Commerce Division in March
          2001, the Company issued 2,168,945 shares of common stock, valued at $11,755,682, and a contingent performance-based warrant to purchase 1,860,577 shares of the Company's common stock.
     In conjunction with the issuance of Series C convertible redeemable preferred stock in 2000, the Company issued warrants, valued at $773,068, for the purchase of 119,485 shares of common stock.
     In September 2000, the Company declared dividends of $1,235,688 on Series
          A convertible preferred stock.
     Each share of Series A and Series B convertible preferred stock and Series
          C convertible redeemable preferred stock automatically converted into one share of common stock subsequent to closing of the Company's initial public offering on October 10, 2000.
     In February 2000, the long-term debt was converted into 196,078 shares of
          Series C convertible redeemable preferred stock at $10.20 per share. In conjunction with the issuance of Series B convertible preferred stock in 1999, the Company issued warrants for the purchase of 250,000 shares of common stock.

          See accompanying notes to consolidated financial statements.

                         e-CENTIVES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     e-centives, Inc. ("e-centives" or the "Company") was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. In March 1999, the Company amended its articles of incorporation to change its name to e-centives, Inc. In March 2001, the company expanded its international operations by establishing a subsidiary, e-centives Limited, in the United Kindom.

     The Company provides interactive marketing technologies and services. The Company's products and services are intended to assist its clients with customer acquisitions and retention. The Company provides online marketing and commerce capabilities and solutions for companies across a range of industries including the Internet (portals and destination sites), retail, banking, insurance, and telecommunications.

     The Company operates in a highly competitive environment and inherent in the Company's business are various risks and uncertainties including its limited operating history and unproven business model. The Company's success may depend in part upon the continuance of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company's offerings by the marketplace. The Company expects to expand its operations through continued capital investment. The Company has been dependent upon its stockholders to fund working capital deficiencies. Management believes that the net proceeds from the October 2001 rights offering, together with its existing cash resources and the proceeds from its promissory notes, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through into the first quarter of 2003. Friedli Corporate Finance has executed a letter to the Company confirming its ability to fund the Company in the amount of $10.7 million for the outstanding promissory notes from Pine, Inc. and Venturetec, Inc., entities under its control. Funds from these promissory notes will be provided to the Company from April 2002 through June 2002, based on the Company's lack of immediate need for these funds. To the extent that these funds, accompanied by the Company's operating resources, are not sufficient to enable the Company to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable the Company to continue to operate through December 31, 2002. Additionally, management has developed a series of contingency plans for the purpose of conserving working capital should actual revenues fall short of the Company's internal projections. These contingency plans can be enacted quickly and will eliminate significant amounts of variable costs, and enhance the Company's overall liquidity position. However, the Company may need to raise additional funds sooner to fund its planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

          Estimates are used in accounting for, among other things, allowances for uncollectible receivables, recoverability of long-lived assets and investments, depreciation and amortization, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statement in the period they are determined to be necessary.

(c) RECLASSIFICATION

          Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

(d) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Those investments with maturities less than twelve months at the balance sheet date are considered short-term investments. Cash and cash equivalents consist of cash on deposit with banks and money market funds stated at cost, which approximates fair value. In accordance with Statement of Financial Accounting Standards No. ("FAS") 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximates cost and there were no material unrealized gains or losses at December 31, 2000 or 2001. The Company's portfolio of short-term investments, which consisted of certificates of deposits at December 31, 2000 matured during 2001.

(e) PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment under capital leases and leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful life or the term of the respective lease.

          Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

(f) INTANGIBLE ASSETS

          Intangible assets consist of licensed technology, which was acquired in connection with the BrightStreet.com acquisition, an assembled work force and a customer list, which were acquired in connection with the purchase of the Commerce Division, as well as a purchased patent. Intangible assets are being amortized over the expected period of two to three years. All intangible assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

(g) DEFERRED REVENUE

          Deferred revenue represents billings or collections on contracts in advance of performance of services and is amortized into revenue as the related service is performed based upon the applicable revenue recognition methodology.

(h) REVENUE RECOGNITION

          Revenue is generated by providing promotions marketing and outsourced e-mail services, licensing the Company's software products, as well as providing other services such as maintenance support, technical support and consulting. The Company's products and services principally include PROMOMAIL, PROMOCAST, PROMOCOMMERCE, the COMMERCE ENGINE, outsourced e-mail, and the licensing of online promotions management solutions software.

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

          Marketers who subscribe to the PROMOCAST service enter into fixed-fee contracts for delivery of either a specified or unlimited number of e-centives by the Company to the accounts of a targeted group of members over the contractual period, not to exceed one year. Each e-centive has an expiration date, typically 30 days from the date the e-centive is placed in a member's account. An e-centive is considered delivered when a member visits their account. Because the Company has an obligation to maintain the e-centive on its system until it expires, the Company recognizes revenue upon expiration of the delivered e-centive. Revenue related to delivery of an unlimited quantity of e-centives is recognized ratably over the expected term of the customer relationship.

          The PROMOCOMMERCE service is a fixed-fee contract consisting of several components, including a PROMOCAST package, a perpetual software license and maintenance on the accompanying software. The Company has not sold software or maintenance separately; therefore, vendor specific objective evidence has not been established. The related revenue is recognized ratably over the expected term of the customer relationship.

          Revenue generated from the COMMERCE ENGINE is primarily through license, support and maintenance fees from Internet portal and other web site destination customers. The Company also generates revenue from participating online merchants. The contracts related to the COMMERCE ENGINE typically consist of implementation and information service fees from Internet sites and service and monthly transaction fees from merchants. Revenue generated from the merchant transaction fees is recognized when earned, revenue from implementation services is recognized ratably over the expected term of the customer relationship and revenue from service fees is recognized over the contract period.

          The Company's outsourced e-mail marketing technology allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services. Revenue related to the one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the services occur.

          With the acquisition of BrightStreet.com in December 2001, the Company started offering online promotions management solutions for creating, targeting, publishing and tracking coupons and promotional incentives. This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and websites. This technology includes an operating system for delivering promotions and promotion management tools. Revenue consists of fees from the sale of licenses, which are recognized ratably over the contractual period.

          Marketers may also contract for consulting services, such as assistance with promotions planning. Revenue related to these consulting services is recognized as the related services are provided.

          Revenue for the first two quarters of 2001 also includes barter revenues, which represent exchanges by the Company of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites ("marketing partner transactions"). Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered is based upon the Company's recent historical experience of cash received for similar e-mail deliveries. Such revenues are recognized when the promotional e-mails are delivered. Corresponding expenses are recognized for the advertisements received when the Company's advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included in sales and marketing expense.

(i) COST OF REVENUE

          Cost of revenue consists primarily of expenses related to providing the Company's services, including personnel costs associated with providing its services, depreciation of servers, network and hosting charges, and network partner revenue share payments.

(j) PRODUCT DEVELOPMENT COSTS

          Product development consists primarily of expenses related to the development and enhancement of the Company's technology and services, including payroll and related expenses for personnel, as well as other associated expenses for the Company's technology department. The Company expenses product development costs as we incur them.

          Development costs related to the software product marketed by the Company are accounted for in accordance with FAS 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to product development expense.

(k) SALES AND MARKETING COSTS

          Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Such costs are expensed as incurred.

(l) ADVERTISING COSTS

          Advertising costs are expensed as incurred. Advertising expense was approximately $3,739,000, $12,537,000 and $4,309,000 during 1999, 2000, and
     2001, respectively.

(m) STOCK-BASED COMPENSATION

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB")

     Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FAS 123, ACCOUNTING FOR STOCK-BASED Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by FAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of FAS 123.

(n) INCOME TAXES

          The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

(o) NET INCOME (LOSS) PER SHARE

          The Company computes net income (loss) applicable to common stockholders in accordance with FAS 128, EARNINGS PER SHARE, and SEC Staff Accounting Bulletin No. ("SAB") 98. Under the provisions of FAS 128 and SAB 98, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same.

(p) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company considers the carrying value of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses to approximate fair value at December 31, 2000 and 2001 because of the relatively short period of time between origination of the instruments and their expected realization or settlement.

          The Company also maintained letters of credit, which represent off-balance sheet financial instruments. The approximate fair value, as determined by the related commitment fees, is immaterial.

(q) CONCENTRATION OF CREDIT RISK

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts.

          There has been a significant slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies. Many retail Internet companies had difficulties raising capital, borrowing money and otherwise funding their operating losses, and a some have gone out of business. Some of the Company's marketer clients are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital. These clients are experiencing even greater cash flow problems due to this slowdown. Therefore, many of the Company's clients could fail. As a result of the difficulties of some of the Company's clients, the Company has had to expend additional effort to collect its accounts receivable, and in certain cases had to settle for less than the total amount owed. In the year ended December 31, 2001, the Company incurred charges related to bad debt of approximately $493,000. While the Company believes that its allowance for doubtful accounts as of December 31, 2001 is adequate to cover any difficulties with the collection of its accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

          The Company believes it is not exposed to significant credit risk related to cash and cash equivalents and short-term investments.

          There was one customer that accounted for 69% of the Company's accounts receivable at December 31, 2001 and two customers that accounted for 15% and 18%, respectively, of the Company's accounts receivable at December 31, 2000. For the years ended December 31, 1999, 2000 and 2001, no one customer accounted for more than 10% of revenue. The accounts receivable that accounted for 69% of the balance at December 31, 2001, was subsequently received in February 2002.


(r) LONG-LIVED ASSETS

          The Company assesses the recoverability of long-lived assets, including identifiable intangible assets, whenever adverse events or changes in circumstances or business climate indicate that the carrying value of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value. In connection with the restructuring plans adopted during 2001, certain assets were deemed to be impaired. Accordingly, the Company recorded an impairment charge of approximately $469,000 during 2001 (Note
     8).

(s) RETIREMENT PLAN

          The Company sponsors a defined contribution retirement plan established under the provisions of Internal Revenue Code 401(k). Eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service's annual contribution limit. The 401(k) plan permits the Company to make additional discretionary matching contributions on behalf of all participants in the 401(k) plan in an amount determined by the Company; however, no contributions have been made for the years presented.

(t) FOREIGN CURRENCY TRANSLATION

          The functional currency of the Company's international operation is the local currency. Accordingly, all assets and liabilities of the subsidiary are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders' equity (deficit). For the year ended December 31, 2001, the Company recorded foreign currency translation losses of approximately $17,000. There were no gains or losses resulting from foreign currency translations in 1999 or 2000.

          Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations. For the year ended December 31, 2001, the Company recorded foreign currency transaction losses of approximately $43,000. There were no gains or losses resulting from foreign currency transactions in 1999 or 2000.

(u) COMPREHENSIVE INCOME (LOSS)

          Effective January 1, 1998, the Company adopted the provisions of FAS 130, REPORTING COMPREHENSIVE INCOME. FAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Other comprehensive income (loss) recorded by the Company is comprised of accumulated currency translation adjustments.

(v) SEGMENT INFORMATION

          The Company operates in a single reportable segment and will evaluate additional segment disclosure requirements as it expands its operations.

(w) RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued FAS 141, BUSINESS COMBINATIONS, and FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

          The Company adopted the provisions of FAS 141 as of July 1, 2001 and FAS 142 is effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142.

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

          As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $3,103,000, which will be subject to the transition provisions of FAS 141 and 142. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

          In August 2001, the Financial Accounting Standards Board issued FAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS 142. The Company is required to adopt FAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of FAS 144 will have on the Company's financial statements.

(3) EQUITY OFFERINGS

(a) INITIAL PUBLIC OFFERING

          On October 3, 2000, the Company completed its initial public offering ("IPO") in which it sold 3,700,000 shares of its common stock to investors in Switzerland, resulting in proceeds to the Company of approximately $36.7 million, after deducting underwriters' commissions and other offering-related expenses. In connection with the IPO, 1,700,000 shares of Series A convertible preferred stock, 2,500,000 shares of Series B convertible preferred stock, and 2,328,434 shares of Series C convertible redeemable preferred stock were converted to common stock on a one-for-one basis.

(b) RIGHTS OFFERING

          On October 19, 2001, the Company closed a rights offering for approximately $24.6 million with subscriptions for 20,000,000 shares. Each subscriber in the rights offering also received, for no additional consideration, based upon such subscriber's participation in the rights offering, a pro-rata portion of 2,000,000 shares of the Company's Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances). After deducting expenses and underwriting discounts, the net proceeds from this transaction will be approximately $22.5 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining $9.9 million due by the end of the second quarter of 2002.

(4) ACQUISITIONS

(a) COMMERCE DIVISION

          On March 28, 2001, the Company acquired the Commerce Division of Inktomi Corporation ("Commerce Division") in a purchase business combination for approximately $12.9 million, consisting of 2,168,945 shares of the Company's common stock valued at approximately $11.8 million and about $1.1 million in acquisition costs. A total of 2,551,700 shares of the Company's common stock, or 14.4% of the Company's outstanding common stock, were issued with 40% placed into escrow. Thirty eight percent of the escrow shares, or 382,755, are to be released based upon the achievement of contractually defined revenue and performance targets for the Commerce Division. The remaining 637,925 of escrow shares are held in satisfaction of any potential indemnity claims and will be released within contractually agreed upon time frames. As part of the purchase price, the Company also issued to Inktomi Corporation a warrant to purchase an additional 1,860,577 shares of the Company's common stock upon the achievement of additional revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition. Based upon the revenue through December 31, 2001, the Company does not anticipate that Inktomi will be eligible to receive the shares of common stock and warrants that are contingent upon the achievement of revenue targets for the Commerce Division.

          In connection with the acquisition, the Company entered into a license agreement and reseller agreement with Inktomi Corporation. Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to the Company to be used in the acquired business. Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing. Subsequent to December 31, 2001, the reseller agreement was terminated.

          In addition, commensurate with the acquisition, the Company hired 70 of Inktomi's Commerce Division employees and entered into a sublease agreement with Inktomi Corporation for approximately 31,000 square feet of office space in Redwood Shores, California. The term of the sublease is for 9 years and the base rent is $132,236 per month, which increases annually in July of each year. Inktomi Corporation provided the Company with certain transition services and support with respect to certain facilities and functions for six months following the acquisition.

          The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company engaged an independent third-party appraiser to perform a valuation of the tangible and intangible assets associated with the acquisition. The Company is amortizing the identifiable intangible assets on a straight-line basis over 2-3 years. Based upon the valuation, the total purchase price of $12,893,326 was allocated as follows:



                                Current assets                      $    984,542
                                Fixed assets, net                      5,657,205
                                Internally developed software          5,549,168
                                Intangible assets                      1,626,433
                                Deferred revenue                        (924,022)
                                                                    ------------
                                        Total consideration         $ 12,893,326
                                                                    ============

(b) BRIGHTSTREET.COM

          On December 3, 2001, the Company entered into an Asset Purchase Agreement (the "Agreement") with BrightStreet.com, Inc. ("BrightStreet.com"), whereby the Company acquired substantially all of BrightStreet.com's assets and certain liabilities. The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of its common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of its common stock and about $335,000 in acquisition costs. The cash payments consisted of approximately $843,000 in cash advances to fund BrightStreet.com's working capital under the terms of a Management Services Agreement and an $825,000 payment at closing. The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share. The performance-based warrant is exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share.

          In conjunction with the Agreement, the Company entered into a Patent Assignment Agreement (the "Assignment") with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all right, title and interest in and to all the issued and pending BrightStreet.com patents (the "Patents"), subject to certain pre-existing rights granted by BrightStreet.com to third parties ("Pre-existing Rights"), provided the Company makes certain payments to BrightStreet.com by December 3, 2005 (the "Payments"). If the Company makes such Payments by that date, the Company shall own all right, title and interest in and to the Patents, subject to the Pre-existing Rights. Until such Payments are made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sublicensable right and license under the Patents. Until the Company takes title to the Patents, the Company may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payments by December 3, 2005, the Company shall retain a license to the Patents, but the license shall then convert to a non-exclusive license.

          In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com,
     (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payments will be deemed to have been made. The Company also has the right, at any time prior to December 3, 2005, to satisfy the Payments by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

          The acquisition was accounted for under the purchase method of accounting and, accordingly, the preliminary purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company is amortizing the identifiable intangible assets on a straight-line basis over 3 years. The preliminary total purchase price of $2,187,647 was allocated as follows:



                                Fixed assets, net                   $    742,301
                                Licensed technology                    2,194,807
                                Capital lease obligations               (701,409)
                                Other liabilities                        (48,063)
                                                                    ------------
                                        Total consideration         $  2,187,647
                                                                    ============



(c) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

          The following unaudited pro forma results of operations for the years ended December 31, 2000 and 2001 are presented as though the Commerce Division and BrightStreet.com had been acquired at the beginning of the respective periods presented, after giving effect to purchase accounting adjustments relating to amortization of intangible assets and other acquisition related adjustments. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisitions been consummated at the beginning of the period, nor are they necessarily indicative of future operating results.

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                    2000             2001
                                                ------------     ------------

Revenue                                         $  25,286,000     $12,077,000
Net loss                                        $ (55,896,000)   $(54,757,000)
Net loss applicable to common stockholders      $ (56,448,000)   $(54,757,000)
Weighted average shares of common stock
    outstanding                                     9,629,217      17,342,259
Basic and diluted net loss per common share     $       (5.86)   $      (3.16)


(5) LETTERS OF CREDIT

    As part of the amended and modified lease agreement, dated June 29, 2000, for the Company's headquarters office space lease in

Bethesda, Maryland, the Company is required to have an irrevocable letter of credit as a security deposit throughout the lease term. In the event that the letter of credit is executed, the Company has established a certificate of deposit, for an equivalent amount, which serves as collateral for the letter of credit. The letter of credit for the first year was $542,984 and was reduced to $449,579 on June 29, 2001, the first day of the second lease year and will continue to be reduced by 20% on the anniversary of each subsequent lease year.

     Commensurate with the acquisition of the Commerce Division, the Company entered into a sublease agreement with Inktomi Corporation for office space in Redwood Shores, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $1,007,282 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount.

(6) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:



                                                              DECEMBER 31,
                                                       ------------------------
                                                           2000         2001
                                                       -----------  -----------
          Computer equipment........................   $ 4,041,020  $15,953,315
          Furniture and equipment...................       501,506    1,181,338
          Leasehold improvements....................       153,946      405,818
                                                       -----------  -----------
                                                         4,696,472   17,540,471
          Less: accumulated depreciation............    (1,703,059)  (6,386,313)
                                                       -----------  -----------
                                                       $ 2,993,413  $11,154,158
                                                       ===========  ===========

(7) INTANGIBLE ASSETS

    In association with the acquisition of BrightStreet.com in December 2001, the Company acquired licensed technology. The intangible asset was recorded at its estimated fair value on the date of the acquisition and is being amortized on a straight-line basis over three years.

    Intangible assets consisting of an assembled work force and a customer list, were acquired in connection with the purchase of the Commerce Division in March 2001. The intangible assets were recorded at their estimated fair value on the date of the acquisition and are being amortized on a straight-line basis over three and two years, respectively.

    The Company acquired a patent for "Electronic couponing method and apparatus" in April 1999 from SellectSoft, a software developer, for $3,000,000. The patent is being amortized on a straight-line basis over three years.

    Intangible assets consist of the following:



                                                             DECEMBER 31,
                                                     --------------------------
                                                          2000          2001
                                                     ------------  ------------
                     Licensed technology.........     $        --   $ 2,194,807
                     Assembled work force........              --     1,000,745
                     Customer list...............              --       156,290
                     Patent......................       3,000,000     3,000,000
                                                      -----------   -----------
                                                        3,000,000     6,351,842
                     Less: accumulated amortization    (1,750,000)   (3,248,887)
                                                     ------------  ------------
                                                      $ 1,250,000   $ 3,102,955
                                                      ===========   ===========

(8) RESTRUCTURING AND IMPAIRMENT CHARGES

     In 2001, the Company's management approved restructuring actions to respond to the global economic downturn and to improve the Company's cost structure by streamlining operations and prioritizing resources in strategic areas of the Company's business. The Company recorded a restructuring charge of approximately $9.9 million to reflect these actions. This charge consisted of severance and other employee benefits related to the planned termination of approximately 63 employees, across many business functions and job classes, as well as costs related to the consolidation of excess facilities and a revaluation of the intangible assets associated with the Commerce Division. As of December 31, 2001, the Company had paid out approximately $344,000 of the accrued costs and recorded non-cash charges of approximately $469,000. The Company expects to pay out approximately $2.2 million of the accrual in 2002, with the remainder to be paid out through 2010. As of December 31, 2001, the balance of the accrued restructuring charges recorded in 2001 consisted of the following:



                                               EMPLOYEE SEVERANCE                  REVALUATION OF
                                              AND OTHER BENEFIT      FACILITY        INTANGIBLE
                                  TOTAL         RELATED COSTS     CONSOLIDATIONS       ASSETS
                              --------------- ------------------- ----------------- ---------------
  Balance at January 1, 2001  $           --  $           --      $           --  $           --
  Restructuring charges, net       9,876,123         430,750           8,975,976         469,397
  Cash payments                     (343,776)       (343,776)                 --              --
  Non-cash charges                  (469,397)             --                  --        (469,397)
                              --------------- ------------------- ----------------- ---------------
  Balance at December 31,
    2001                      $     9,062,950 $       86,974      $    8,975,976              --
                              =============== =================== ================= ===============

     Calculation of the restructuring accrual related to expected losses on subleases required the Company to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease. The Company used the assistance of independent real estate brokerage firms in making these estimates and the estimates may be impacted by future economic trends. If the actual results differ from the estimates the Company may be required to adjust the restructuring accrual related to expected losses on subleases, including recording additional losses.

(9) INCOME TAXES

     The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit in the United States.

    The components of income tax expense attributable to operations are as follows:


                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                     2000            2001
                                                --------------  --------------
Current.....................................    $           --  $           --
     Federal................................                --              --
     State..................................                --              --
     Foreign................................                --          19,476
                                                --------------  --------------
        Total current ......................                --              --
                                                --------------  --------------

Deferred....................................                --              --
     Federal................................                --              --
     State..................................                --              --
     Foreign................................                --              --
                                                --------------  --------------
        Total deferred .....................                --              --
                                                --------------  --------------

Total tax expense...........................    $           --  $       19,476
                                                ==============  ==============


     The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:



                                                     YEAR ENDED DECEMBER 31,
                                                --------------  ----------------
                                                     2000             2001
                                                --------------  ----------------
  Expected tax benefit (expense) at
   statutory rate...........................    $   10,181,416   $   15,294,556
  State tax, net of federal.................         1,375,744        1,136,850
  Stock-based compensation, not deductible..          (797,050)        (259,800)
  Foreign tax rate differential.............                --           16,102
  Other, net................................            84,335         (230,151)
  Increase in valuation allowance...........       (10,844,445)     (15,977,033)
                                                --------------      ------------
    Tax (expense) benefit...................    $           --   $      (19,476)
                                                ==============      ============


    Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:


                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                          2000          2001
                                                      ------------  ------------
         Deferred tax assets:
          Net operating loss and general business
            credits carryforwards...................   $16,742,577   $29,241,385
          Restructuring reserve.....................            --     3,401,895
          Start-up costs and organizational costs...     2,600,287     1,812,416
          Deferred compensation.....................        19,946       135,682
          Intangible assets.........................       543,753     1,165,338
          Accrued expenses..........................        45,023       210,054
          Allowance for doubtful accounts receivable        97,882        56,140
          Property and equipment....................         8,222        11,813
                                                       -----------   -----------
                  Total gross deferred tax assets...    20,057,690    36,034,723
                  Valuation allowance...............   (20,057,690)  (36,034,723)
                                                       ------------  -----------
                                                       $        --   $        --
                                                       ===========   ===========

     The net change in the valuation allowance for the years ended December 31, 2000 and December 31, 2001 was an increase of $10,844,445 and $15,977,033, respectively. The valuation allowances at December 31, 2000 and December 31, 2001 are results of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The federal net operating loss is $76,696,000 as of December 31, 2001. The net operating loss carryforward period expires commencing in 2011 through the year 2021. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward may occur. As a result, the net operating loss carryforward may not be fully utilized before expiration.

     No deferred taxes have been provided for the income tax liability, if any, which would be incurred on repatriation of the undistributed earnings of the Company's foreign subsidiary because the Company intends to reinvest these earnings outside the United States.

(10) COMMITMENTS AND CONTINGENCIES

(a) LEASES

          In association with the acquisition of BrightStreet.com, effective November 1, 2001, the Company entered into a Modification, Assignment and Assumption Agreement with Pentech Financial Services, Inc. ("Pentech") and BrightStreet.com regarding the Master Equipment Lease ("Lease") that BrightStreet.com had entered into with Pentech in May 2000. Per the agreement, with the consent of Pentech, BrightStreet.com assigned the Lease to the Company with certain modifications to the terms and conditions of the Lease. In addition, the Company agreed to defend, indemnify, save and hold harmless BrightStreet.com from and against any and all claims, demands, costs, and any other damages which BrightStreet.com may sustain as a result of any failure or delay by the Company in performing the assumed obligations.

          The Company is obligated under non-cancelable capital leases, for certain computer equipment, that expire during 2004. In addition, the Company is obligated under non-cancelable operating leases, primarily for office space, which expire on various dates through 2010.

          Amounts related to assets under non-cancelable capital leases that have been capitalized as property and equipment as of December 31, 2001 are as follows:



Computer equipment                           $   407,412
Less: accumulated depreciation                   (11,317)
                                             ------------
                                             $   396,095
                                             ============



          As of December 31, 2001, future minimum lease payments under non-cancelable leases are as follows:



YEAR ENDING DECEMBER 31,                   CAPITAL LEASES    OPERATING LEASES
------------------------                   --------------   -----------------
2002                                        $   243,461         $ 3,513,165
2003                                            243,552           3,622,705
2004                                            254,235           3,688,856
2005                                                 --           3,086,863
2006                                                 --           1,926,526
Thereafter                                           --           7,276,386
                                           --------------   -----------------
   Total                                        741,248        $ 23,114,501
                                                            =================
Less: amount representing interest
(rates approximating 8.3%)                      (56,460)
                                           --------------
Present value of net minimum lease
   payments                                     684,788
Less: current installments                     (208,331)
                                           --------------
Obligation under capital leases,
   excluding current portion                $   476,457
                                           ==============

          Rent expense under operating leases was approximately $357,000, $955,000 and $3,541,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(b) PARTNER PAYMENTS

          The Company compensates its network partners for members acquired through their web sites by paying a fee for new members, by paying a percentage of the revenue the Company generates from the delivery of e-centives to such new members, by paying both or by paying the higher of the two methods.

          On March 31, 2001, the Company terminated its Co-Branding Agreement with Excite@Home ("Excite"), dated as of February 16, 2000 and amended December 30, 2000. The termination agreement relieved the Company of all of its future obligations, including making payments of up to $13 million to Excite over the next two years. In connection with the Termination Agreement, the Company also purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite. Effective April 1, 2001, the Company entered into a new one-year agreement with Excite, whereby Excite provided the Company with access to e-mail and other subscriber information, and in exchange for this information, the Company was to pay Excite a percentage of the revenue generated from these subscribers. However, this restructured agreement resulted in no revenue share payments to Excite. As of November 5, 2001, this agreement was terminated, as Excite filed for bankruptcy protection.

          During June 2001, the Company entered into an Online Services Agreement with Classmates.com, an online reunion destination site with 20 million members. The strategic alliance allows Classmates.com members to receive e-centives' targeted special offers and promotions based upon their self-described interests and will provide the Company with access to e-mail and other subscriber information. In exchange for this information, the Company pays Classmates.com a percentage of the revenue generated from these subscribers.

          As of December 31, 2001, the Company was party to agreements with seven network partners and has no future fixed commitments relating to these agreements related to these partner agreements.

(c) LITIGATION

          On October 8, 2001, the Company was notified by coolsavings.com that a payment of $250,000 was due to coolsavings because a summary judgment motion, relating to a separate litigation between coolsavings and Catalina Marketing Corporation, was not granted within one year from the date of entry of the Stipulated Order of Dismissal, which was October 3, 2000. The settlement with coolsavings is summarized below.

               The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings, for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

          o $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents;

          o $250,000, which was accrued for as of December 31, 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute; and

          o up to $450,000 if and to the extent the coolsavings' patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because the possibility of the Company having to make this payment continues to remain remote.

          From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings is considered by management to be material to the conduct of its business, operations or financial condition.

(d) EMPLOYMENT AGREEMENTS

          The Company has employment agreements with certain officers and employees. The Company also has bonus agreements with certain officers and employees as defined in the agreements.

(11) STOCKHOLDERS' EQUITY

(a) PREFERRED STOCK

          On November 30, 2001, the Company's proposal to amend and restate its Articles of Incorporation to authorize 10,000,000 shares of preferred stock was approved by a majority of the stockholders. As of December 31, 2001, there were 2,000,000 shares of Series A convertible preferred stock authorized. As part of the Company's October 2001 rights offering of 20,000,000 shares of common stock, additional securities were issued to each of the stockholders who purchased shares, in an amount proportional to their participation in the rights offering. The additional securities consisted of 2,000,000 shares of Series A convertible preferred stock, convertible into 20,000,000 shares of common stock upon certain circumstances. The Company did not receive any additional consideration for such Series A convertible preferred stock beyond such consideration received for the shares of common stock purchased in the rights offering.

          VOTING:
               The holders of Series A preferred stock shall vote with the holders of common stock on all matters submitted to the stockholders. Each share of Series A preferred stock shall entitle the holder thereof to a number of votes equal to the number of shares of common stock into which it is then convertible.

          DIVIDENDS:
               No dividends will be paid on the Series A preferred stock.

          VOLUNTARY CONVERSION:
               Each share of Series A preferred stock will be convertible into the Company's common stock, beginning one year after issuance, at the option of the holder. The number of shares calculated will be ten common shares for one preferred share held at the time of conversion.

          MANDATORY CONVERSION:
               The Series A preferred stock shall automatically convert into shares of the Company's common stock (at a ten for one basis) at the conversion price then in effect upon the earlier to occur of: (1) the date when the average trading price of the Company's common stock for 15 consecutive trading days is equal to or greater than CHF 6.00; (2) the consummation by the Company of a public offering of equity securities with proceeds in excess of CHF 40,000,000 million or equivalent in USD; (3) change of control; or (4) two years from the date of issuance.

          LIQUIDATION:
               Upon any liquidation, dissolution or winding up of the Company, each holder of Series A preferred stock shall be entitled to receive, prior to any distribution with respect to the Company's common stock, an amount equal to: all cash available for distribution to all classes of stockholders, calculated as if the Series A preferred stock had been converted into common stock immediately prior to the liquidation, up to but not to exceed CHF 25.00 per share of such common stock. Seven percent of the total amount of cash available for distribution to all classes of stockholders shall, however, be distributed to the Company's management (pursuant to a formulation to be determined by the board of the Company) prior to the calculation of the liquidation preference in favor of the Series A preferred stockholders.

(b) NOTES RECEIVABLE FROM STOCKHOLDERS

          As part of the October 2001 rights offering, the Company sold shares of its common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, one of the Company's stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG. Venturetec and Pine each delivered to the Company a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering. Venturetec's note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5,230,769) and Pine's note was in the principal amount of CHF 8,687,530 (approximately $5,346,172).

        In January 2002, Pine, Venturetec and InVenture, reallocated their share purchases and/or related promissory notes associated with the rights offering. Please see "Note 15 -- Subsequent Events" section on page F-22.

(c) STOCK INCENTIVE AND OPTION PLAN

          The Company's Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. As of December 31, 2001, there were 5,000,000 shares of common stock reserved for issuance and there were 3,162,330 options to purchase shares of common stock outstanding at a weighted average exercise price of $5.34 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of e-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee's performance. As of the December 31, 2001, the board of directors has issued only stock options under the plan. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

          During 1997 and 1998, 100,018 performance-based option grants were made to certain key employees at an exercise price of $2.50. During 1999, 160,400 additional performance-based option grants were made to certain key employees, with an exercise price of $2.50 for 50,000 of these options and $3.50 for the remaining 110,400 options. No performance-based option grants were made in 2000, while 25,000 performance-based options priced at $3.40 were granted in 2001. Compensation expense related to these options of $733,137 and ($302,304) was recorded in 2000 and 2001, respectively. The credit for 2001 reflects the reversal of historical stock-based compensation expense, related to terminated employees, that was recorded in excess of the expense pertaining to their options vested through termination.

          The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting method allowed by FAS 123. APB 25 provides that compensation expense relative to the Company's employee stock options is measured based upon the intrinsic value of the stock option. FAS 123 requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of FAS 123.

          In 1999, 2000 and 2001, the Company recorded equity-based compensation expense of $372,224, $980,512 and $1,165,423, respectively relating to options to purchase 960,800 shares granted in 1999 and 1,517,564 shares granted in 2000 equal to the difference between the fair value of the Company's common stock on the grant date and the exercise price of the options. Additionally, the Company expects to incur approximately $1.6 million of compensation expense during the period 2002 through 2004 relating to these options. The expense will be recognized ratably over the vesting period of the options, which is generally 4 years.

          Had compensation expense for the Company's stock option plan been determined based upon the fair value methodology under FAS 123, the Company's net loss would have increased to these pro forma amounts:



                                                                          YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                     1999           2000          2001
                                                                -------------  -------------  -------------
                  Net loss applicable to common stockholders:
                    As reported..........................       $(16,552,831)  $(30,497,113)  $(45,003,465)
                    Pro forma............................        (16,682,893)   (31,675,819)   (46,577,415)
                  Basic and diluted net loss per share:
                    As reported..........................       $      (3.40) $       (4.09) $       (2.68)
                    Pro forma............................              (3.43)         (4.25)         (2.77)


          The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model on the date of grant using the following assumptions:


                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                    --------------------
                                                                     1999   2000    2001
                                                                    ------ ------  -----
                                          Risk-free interest rates    6.4%   5.0%    5.0%
                                          Expected lives (in
                                             years).............      5.0    5.0     5.0
                                          Dividend yield........      --     --      --
                                          Expected volatility (1)     --    100%    100%


----------
     (1) 0% expected volatility was used for all options granted prior to the initial public offering on October 3, 2000.

          The weighted-average fair value of stock options granted during 1999, 2000 and 2001 was $4.46, $5.78 and $3.02, respectively.

          A summary of the Company's stock option activity and weighted average exercise price is as follows:


                                                                                   WEIGHTED
                                                                       NUMBER OF   AVERAGE
                                                                         SHARES    EXERCISE
                                                                                     PRICE
                                                                       ---------   --------
                                       Balance, January 1, 1999..        647,236   $  2.37
                                       Granted...................      1,183,300      2.95
                                       Exercised.................        (14,375)     1.72
                                       Canceled..................        (65,125)     2.33
                                                                       ---------
                                       Balance, December 31, 1999      1,751,036      2.77
                                       Granted...................      1,570,064      8.28
                                       Exercised.................        (65,625)     2.11
                                       Canceled..................       (440,625)     2.98
                                                                      ----------
                                       Balance, December 31, 2000      2,814,850      5.82
                                       Granted...................      1,596,250      3.93
                                       Exercised.................        (11,875)     2.37
                                       Canceled..................     (1,236,895)     4.66
                                                                      ----------
                                       Balance, December 31, 2001      3,162,330   $  5.34
                                                                      ==========

          The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2001:


                                                              OPTIONS OUTSTANDING
                                                          -------------------------
                                                                          WEIGHTED-
                                                             NUMBER        AVERAGE      OPTIONS
                                         RANGE OF          OUTSTANDING    REMAINING   EXERCISABLE
                                         EXERCISE              AT        CONTRACTUAL      AT
                                          PRICES            12/31/01         LIFE       12/31/01
                                         --------------     ----------   -----------  ----------
                                         $ 0.25 - $0.65      472,000     9.9 years        3,750
                                         $ 1.27 - $1.88       21,000     9.5 years            0
                                         $ 2.50              603,486     7.0 years      505,813
                                         $ 3.40 - $3.77      451,094     8.6 years      197,688
                                         $ 4.18 - $4.87       16,000     9.3 years            0
                                         $ 5.15 - $5.55      682,750     9.2 years            0
                                         $ 6.11 - $6.72      326,500     8.5 years      100,875
                                         $ 8.02 - $8.75       12,000     9.0 years        2,125
                                         $ 9.37               12,000     9.0 years        3,000
                                         $10.70                5,000     8.8 years        1,250
                                         $11.01 - $11.21       7,500     8.8 years        1,875
                                         $12.18 - $12.46       3,000     8.8 years          750
                                         $13.00              550,000     8.5 years      350,000
                                                           ---------                  ---------
                                                           3,162,330     8.6 years    1,167,126
                                                           =========                  =========


(d) WARRANTS

          The Company has issued warrants to purchase common shares in connection with several equity issuances: the 1997 grant was in connection with the issuance of Series A convertible preferred stock, the 1999 grant was in connection with the issuance of Series B convertible preferred stock, and the 2000 grant was in connection with the issuance of Series C convertible redeemable preferred stock. The warrants granted in 2001 were in conjunction with the acquisition of the Commerce Division and BrightStreet.com, with rights to purchase common shares of 1,860,577 and 750,000, respectively.

          The warrant issued to Inktomi Corporation as part of the Commerce Division acquisition is a contingent performance-based warrant that Inktomi is eligible to exercise based upon the achievement of revenue targets for the Commerce Division at the end of 12 months following the closing of the acquisition. Based upon the revenue through December 31, 2001, the Company does not anticipate that Inktomi will be eligible to exercise this warrant.

          The warrants issued in conjunction with the BrightStreet.com acquisition consist of a guaranteed warrant to purchase 500,000 shares of the Company's common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company's common stock. The performance-based warrant is based upon the achievement of a revenue target of $7 million for BrightStreet.com during the 18 months following the closing of the acquisition.

          The following table sets forth the warrants outstanding, their underlying common shares and their weighted average exercise price per share:



                                                                        SHARES    PRICE
                                                                       ---------  -------
                                      Balance, January 1, 1999..         230,000  $ 3.35
                                      Granted...................         250,000    6.00
                                      Exercised.................              --      --
                                                                       ---------
                                      Balance, December 31, 1999         480,000    4.73
                                      Granted...................         119,485   10.20
                                      Exercised.................             --
                                                                       ---------      --
                                      Balance, December 31, 2000         599,485    5.82
                                      Granted...................       2,610,577    4.27
                                      Exercised.................             --       --
                                                                       ---------
                                      Balance, December 31, 2001       3,210,062  $ 4.56
                                                                       =========

          All warrants granted through December 31, 1999 expire on December 31, 2003, the warrant granted during the year ended December 31, 2000 expires on February 18, 2005, the warrant granted to Inktomi expires on January 18, 2006 and the two warrants granted to BrightStreet.com expire on December 3, 2005.

(e) AUTHORIZED CAPITAL

          On November 7, 2001, the Company's board of directors unanimously approved, subject to stockholder approval, (i) an amendment of the Company's Restated Certificate of Incorporation, as amended ("Restated Certificate of Incorporation"), to increase the total authorized capital stock from 50,000,000 shares to 130,000,000 shares in connection with an increase in the authorized common stock from 40,000,000 shares to 120,000,000 shares (this amendment will not effect a change to the 10,000,000 shares of authorized preferred stock); and (ii) an amendment to the Company's Amended and Restated Stock Option and Incentive Plan, as amended (the "Stock Option Plan"), to increase the maximum number of shares available for issuance from 5,000,000 to 21,000,000. On November 30, 2001, holders of a majority of the outstanding shares of the Company's common stock executed a written stockholder consent approving the amendment of the Company's Restated Certificate of Incorporation and the amendment to the Company's Stock Option Plan. Under applicable federal securities laws, the amendments is not effective until at least 20 days after this information statement is sent or given to the Company's stockholders. This information statement was to be mailed to stockholders on or about December 31, 2001.

(12) RELATED PARTY TRANSACTION

     In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc. ("FCF"). Peter Friedli, President of FCF, is related to the Company through his significant direct and indirect ownership of common stock, options and warrants and is one of the Company's directors. Under the agreement, FCF provides services to the Company in the form of consultation, advice and other assistance upon the Company's request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between FCF clients/investors and the Company by disseminating information to such investors on behalf of the Company. Consulting expense under the FCF agreement was approximately $87,000, $63,000 and $63,000 for the years ended December 31, 1999, 2000 and 2001, respectively. In addition, the Company engaged FCF to support the Company in connection with the October 2001 rights offering. In association with this support, the Company agreed to extend the consulting agreement with FCF for 3 years and to reimburse FCF up to $100,000 in expenses for such rights offering support.

     During 1999, the Company issued a convertible long-term debt instrument for $1,000,000 to an investment group controlled by FCF. This instrument was converted into common stock upon consummation of the IPO in October 2000.

     As part of the Company's October 2001 rights offering, the Company sold 4,343,765 shares of its common stock to Pine, Inc., 4,950,000 shares of its common stock to InVenture, Inc., 5,500,000 shares of its common stock to Venturetec, Inc., and 2,050,000 shares of its common stock to Peter Friedli. Peter Friedli serves as the President of Pine, InVenture, Venturetec and its parent corporation, New Venturetec AG. Venturetec and Pine each delivered to the Company a promissory note dated as of October 19, 2001, with maturity dates of March 31, 2002, in the principal amount of CHF 8,500,000 ($5,230,769) and CHF 8,687,530 ($5,346,172), respectively, as consideration for certain or all, as the case may be, of the subscription price for shares of the Company's common stock for which they subscribed under the rights offering. Subsequent to December 31, 2001, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes. See "Note 15 -- Subsequent Events" on page F-22.

     Mr. Friedli also has relationships with several other of the Company's other stockholders. He serves as the investment advisor to Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc.

(13) BASIC AND DILUTED NET LOSS PER SHARE

     The Company computes net income (loss) per share in accordance FAS 128, EARNINGS PER SHARE, which requires certain disclosures relating to the calculation of earnings (loss) per common share. The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss).



                                                                            YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                       1999          2000           2001
                                                                  ------------- -------------  ------------
                       Net loss...............................    $(16,170,331) $(29,945,340)  $(45,003,465)
                       Preferred stock dividend requirements..        (382,500)     (551,773)            --
                                                                  ------------  ------------   ------------
                       Net loss applicable to common
                         stockholders.........................    $(16,552,831) $(30,497,113)  $(45,003,465)
                                                                  ============  ============   ============
                       Weighted average shares of common stock
                         outstanding..........................       4,869,601     7,460,272     16,810,366
                                                                  ============  ============   ============
                       Basic and diluted net loss per common
                         share................................    $     (3.40)  $     (4.09)   $     (2.68)
                                                                  ============= =============  =============


     Diluted net loss applicable to common stockholders for the year ended December 31, 1999 excludes convertible preferred stock, stock options, and warrants due to their antidilutive effect and diluted net loss applicable to common stockholders for the years ended December 31, 2000 and 2001 excludes stock options and warrants due to their antidilutive effect.

(14) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables contain unaudited Statement of Operations information for each quarter of 1999, 2000 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                                     1999
                                           ---------------------------------------------------------
                                             1ST QUARTER    2ND QUARTER   3RD QUARTER    4TH QUARTER
                                           -------------- ------------- -------------- -------------
Revenues...............................     $        --    $        99   $   143,963    $   596,243
Operating loss.........................      (1,850,320)    (3,748,920)   (4,320,993)    (6,551,574)
Loss before income tax.................      (1,746,041)    (3,644,176)   (4,250,886)    (6,529,228)
Net loss applicable to common
   stockholders........................      (1,841,666)    (3,739,801)   (4,346,511)    (6,624,853)
Basic and diluted net loss per common
   share...............................     $     (0.38)   $     (0.77)  $     (0.89)   $     (1.42)


                                                                     2000
                                           ---------------------------------------------------------
                                             1ST QUARTER    2ND QUARTER   3RD QUARTER    4TH QUARTER
                                           -------------- ------------- -------------- -------------
Revenues...............................     $ 1,042,150    $ 2,161,416   $ 2,424,909    $ 4,601,560
Operating loss.........................      (6,562,743)    (8,330,604)   (8,994,421)    (6,800,884)
Loss before income tax.................      (6,445,446)    (8,183,997)   (8,913,903)    (6,401,994)
Net loss applicable to common
   stockholders........................      (6,594,051)    (8,385,581)   (9,115,487)    (6,401,994)
Basic and diluted net loss per common
   share...............................     $     (1.35)   $     (1.72)  $     (1.81)   $     (0.43)



                                                                     2001
                                           ---------------------------------------------------------
                                             1ST QUARTER    2ND QUARTER   3RD QUARTER    4TH QUARTER
                                           -------------- ------------- -------------- -------------
Revenues...............................     $ 1,802,575   $  1,403,293   $   735,086   $  1,112,670
Operating loss.........................      (7,786,645)   (11,158,778)   (8,065,224)   (18,577,669)
Loss before income tax.................      (7,456,198)   (10,997,034)   (8,004,793)   (18,525,964)
Net loss applicable to common                (7,456,198)   (10,997,034)   (8,004,793)   (18,545,440)
stockholders...........................
Basic and diluted net loss per common
   share...............................     $     (0.49)  $      (0.63)  $     (0.46)  $      (1.07)


(15) SUBSEQUENT EVENTS

(a) NOTES RECEIVABLE FROM STOCKHOLDERS

          On January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the October 2001 rights offering. The CHF 2,500,000 (approximately $1,538,462) in cash originally indicated as originating from Venturetec has been reallocated as follows:

          o InVenture purchased from Pine in a private sale 1,041,667 of the shares of common stock originally purchased by Pine pursuant to the rights offering for CHF 2,083,334, at CHF 2.00 a share. As part of this transaction, Pine was credited with paying us CHF 2,083,334 (approximately $1,282,052) and delivered to the Company an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4,064,121), with 2% interest, with an original March 31, 2002 maturity date that was subsequently extended to May 15, 2002. The Company simultaneously returned Pine's original CHF 8,687,530 promissory note.

          o Venturetec paid the Company CHF 416,666 (approximately $256,410) and delivered to the Company an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6,512,821), with 2% interest, with an original March 31, 2002 maturity date that was subsequently extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec's secured promissory note to CHF 11,000,000 (approximately $6,769,231), reflecting Venturetec's original subscription price for the shares of the Company's common stock for which it subscribed under the rights offering minus the CHF 416,666 payment. The Company simultaneously returned Venturetec's original CHF 8,500,000 promissory note.


(b) POTENTIAL ACQUISITION

               The Company is currently in negotiations to acquire certain assets and liabilities of a U.S. based internet company in exchange for e-centives' stock. The Company has executed an Asset Purchase Agreement regarding the proposed acquisition, with an expected settlement date of April 30, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
e-centives, Inc.:

     Under date of February 1, 2002, except as to Note 15(a), of the consolidated financial statements, which is as of April 16, 2002, we reported on the consolidated balance sheets of e-centives, Inc. and subsidiary as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001 which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations," and certain provisions of FAS 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.


/s/ KPMG LLP

McLean, Virginia
February 1, 2002, except as to Note 15(a), of the consolidated financial statements, which is as of April 16, 2002

                                                                     SCHEDULE II

                                                   E-CENTIVES, INC.

                                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

           COLUMN A                       COLUMN B                 COLUMN C                         COLUMN D        COLUMN E
-----------------------------           -----------  --------------------------------------        ----------     -----------
                                                       ADDITIONS                                                   BALANCE
                                        BALANCE AT    CHARGED TO                    CHARGED         AMOUNTS         AT END
                                         BEGINNING     COSTS AND                   TO OTHER         WRITTEN           OF
CLASSIFICATION                           OF PERIOD     EXPENSES      CASH  PAID    ACCOUNTS            OFF          PERIOD
--------------                         -----------  ------------     ----------    --------        ----------    ------------
Year ended December 31, 1999:
   Allowance for doubtful accounts     $      --     $       --      $     --     $   27,125 (1)   $     --     $     27,125
                                       ============  ============    ==========   ==========      ===========     ============
   Valuation allowance on deferred
     tax asset                         $ 2,936,382   $  6,276,863    $     --     $     --         $     --     $  9,213,245
                                       ============  ============    ==========   ==========      ===========     ============
Year ended December 31, 2000:
   Allowance for doubtful accounts     $     27,125  $    489,973    $     --     $                $  265,082    $    252,016
                                       ============  ============    ==========   ==========      ===========     ============
   Valuation allowance on deferred
     tax asset                         $  9,213,245  $ 10,844,445    $     --     $     --         $     --      $ 20,057,690
                                       ============  ============    ==========   ==========      ===========     ============
Year ended December 31, 2001:
   Allowance for doubtful accounts     $    252,016  $    493,168    $     --     $ (210,000)(2)  $   387,057     $    148,127
                                       ============  ============    ==========   ==========      ===========     ============
   Valuation allowance on deferred
     tax asset                         $ 20,057,690  $ 15,977,033    $     --      $    --        $     --        $ 36,034,723
                                       ============  ============    ==========   ==========      ===========     ============
   Accrued restructuring charge        $       --    $  9,406,726    $ (343,776)   $    --        $     --        $  9,062,950
                                       ============  ============    ==========   ==========      ===========     ============

----------

(1) deferred revenue
(2) accrued expenses

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                         DESCRIPTION
         --------  ---------------------------------------------------------

            2.1 Asset Purchase Agreement, dated January 18, 2001, by and between e-centives, Inc. and Inktomi Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by e-centives on April 11,
                    2001)
            2.2 Asset Purchase Agreement, dated December 3, 2001, by and between e-centives, Inc. and BrightStreet.com, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by e-centives on December 18, 2001)
            2.3 Amended and Restated Asset Purchase Agreement, dated December 26, 2001, by and between e-centives, Inc. and BrightStreet.com, Inc. (incorporated herein by reference to Exhibit 2.1 to the Amended Current Report on Form 8-K/A filed by e-centives on January 3, 2002)
            3.1(1) Restated Certificate of Incorporation of e-centives, Inc. 3.3(1) Amended and Restated Bylaws of e-centives, Inc.
            4.1(1)  Specimen certificate representing the Common Stock.
            4.2(1) Registration Rights Agreement, dated February 18, 2000, by and among e-centives, Inc. and certain stockholders named therein.
            4.3(2)  Common Stock Purchase Warrant, dated as of March 28, 2001, between e-centives, Inc. and Inktomi Corporation.
            4.4(2)  Warrant to Purchase Common Stock, dated as of December 3,
                    2001, between e-centives, Inc. and BrightStreet.com, Inc.
            4.5(2) Warrant to Purchase 500,000 Shares of Common Stock, dated as of December 3, 2001, between e-centives, Inc. and BrightStreet.com, Inc.
            10.1(1) 1996 Stock Incentive Plan.
            10.2(1) e-centives-- Excite@Home Co-Branding Agreement, dated
                    February 16, 2000, by and between e-centives, Inc. and At Home Corporation.
            10.3(1) Technology and Marketing Agreement, dated May 13, 1999, by and between e-centives, Inc. and ZDNet, as amended.
            10.4(1) Internet Data Center Services Agreement, dated March 23,
                    1998, by and between e-centives, Inc. and Exodus Communications, Inc.
            10.5(1) Employment Agreement for Kamran Amjadi, dated May 8, 1998, as amended.
            10.6(1) Employment Agreement for Mehrdad Akhavan, dated May 8, 1998, as amended.
            10.7(1) Lease Agreement, dated September 23, 1997, by and between
                    e-centives, Inc. and Democracy Associates Limited Partnership, as amended and modified on June 29, 2000.
            10.8 Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the e-centives' Registration Statement on Form S-8 (Registration No. 333-58244))
            10.9 Technology License Agreement, dated March 28, 20001, between e-centives and Inktomi Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by e-centives on April 11, 2001)
            10.10(2)Sublease Agreement, dated April 1, 2001, by and between
                    e-centives, Inc. and Inktomi Corporation, as amended on August 28, 2001.
            10.11(2)e-centives Marketplace Agreement, dated June 27, 2001, by and between e-centives, Inc. and Vizzavi Europe Limited.
            10.12(2)Modification, Assignment and Assumption Agreement, dated
                    November 1, 2001, by and among e-centives, Inc., BrightStreet.com, Inc. and Pentech Financial Services, Inc.
            10.13(2)Internet Services Master Services Agreement, effective as of December 14, 2001, between e-centives, Inc. and SiteSmith, Inc.
            23.1(2) Consent of KPMG LLP.

----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42574).
(2) Filed herewith.