Form 10-Q
period 2002-03-31
E CENTIVES INC
filed 2002-05-15
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  000-31559

E-CENTIVES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1988332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 Rockledge Drive
7th Floor
Bethesda, Maryland
(Address of principal executive offices)

20817
(Zip Code)

(240) 333-6100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes                      ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

37,732,039 shares of Common Stock, par value $0.01 per share, outstanding as of May 10, 2001.

E-CENTIVES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,762,670	$8,902,259
Accounts receivable, net of allowance for doubtful accounts of $95,986 and $148,127 at March 31, 2002 and December 31, 2001, respectively	785,263	2,162,114
Other receivables	119,295	612,710
Prepaid expenses	444,797	336,834
Restricted cash	89,916	89,916
Total current assets	6,201,941	12,103,833
Property and equipment, net	9,701,595	11,154,158
Goodwill, net	656,764	656,764
Other intangible assets, net	1,880,539	2,446,191
Restricted cash	1,366,945	1,366,945
Other assets	101,706	100,772
Total assets	$19,909,490	$27,828,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,890,322	1,992,776
Accrued expenses	2,412,853	2,718,781
Accrued restructuring costs	1,749,821	2,170,206
Deferred revenue	2,063,557	2,523,729
Current portion of capital leases	208,331	208,331
Other liabilities	386,107	312,627
Total current liabilities	8,710,991	9,926,450
Capital leases, net of current portion	419,986	476,457
Accrued restructuring costs, net of current portion	6,704,553	6,892,744
Total liabilities	15,835,530	17,295,651
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock (voting), $.01 par value, 10,000,000 shares of preferred stock authorized, 2,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	20,000	20,000
Common stock, $.01 par value, 120,000,000 shares authorized, 37,732,039 and 37,732,009 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	373,493	373,493
Additional paid-in capital	120,406,781	120,337,200
Notes receivable from stockholders	(10,576,941)	(10,576,941)
Accumulated other comprehensive loss	(16,217)	(16,997)
Accumulated deficit	(106,133,156)	(99,603,743)
Total stockholders’ equity	4,073,960	10,533,012
Total liabilities and stockholders’ equity	$19,909,490	$27,828,663

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Revenue	$1,343,138	$1,802,575
Cost of revenue	1,751,295	2,065,512
Operating expenses:
Product development, exclusive of stock-based compensation	1,366,823	1,280,100
General and administrative, exclusive of stock-based compensation	3,631,289	1,983,268
Sales and marketing, exclusive of stock-based compensation	1,126,256	3,285,920
Network partner fees	1,396	630,335
Stock-based compensation:
Product development	24,146	100,035
General and administrative	19,743	118,618
Sales and marketing	62,116	125,432
Loss from operations	(6,639,926)	(7,786,645)
Interest expense	(10,255)	—
Interest income	129,625	330,447
Loss before income taxes	(6,520,556)	(7,456,198)
Income taxes	(8,857)	—
Net loss applicable to common stockholders	$(6,529,413)	$(7,456,198)

Basic and diluted net loss per common share	$(0.17)	$(0.49)
Shares used to compute basic and diluted net loss per common share	37,732,013	15,215,721

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,529,413)	$(7,456,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,937,427	634,174
Stock-based compensation	106,005	344,085
Provision for doubtful accounts	35,263	16,302
(Increase) decrease in:
Accounts receivable	1,341,588	(1,042,314)
Prepaid expenses and other assets	(107,963)	173,489
Other receivable	493,415	—
Increase (decrease) in:
Accounts payable	(102,456)	1,731,347
Deferred revenue	(460,170)	(87,301)
Accrued expenses and other liabilities	(840,243)	(526,307)
Net cash used in operating activities	(4,126,547)	(6,212,723)
Cash flows from investing activities:
Purchases of long-term investments	—	(1,007,282)
Acquisition of property and equipment	(54,528)	(688,455)
(Increase) decrease in security deposits	(934)	5,000
Acquisition of Commerce Division	—	(404,917)
Acquisition of BrightStreet.com	129,386	—
Net cash provided by (used in) investing activities	73,924	(2,095,654)
Cash flows from financing activities:
Payments on obligations under capital lease	(50,542)	—
Proceeds from rights offering	(36,529)	—
Payment of dividends	—	(1,235,688)
Issuance of common stock	—	(4,944)
Exercise of stock options	105	6,250
Net cash used in financing activities	(86,966)	(1,234,382)
Net decrease in cash and cash equivalents	(4,139,589)	(9,542,759)
Cash and cash equivalents, beginning of period	8,902,259	27,062,040
Cash and cash equivalents, end of period	$4,762,670	$17,519,281

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,255	$—

Supplemental disclosure of non-cash investing and financing activities:

In conjunction with the acquisition of the Commerce Division in March 2001, the Company issued 2,168,945 shares of common stock, valued at $11,755,682, and a contingent performance-based warrant to purchase 1,860,577 shares of the Company’s common stock.  The right to exercise the warrant expired on March 27, 2002.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

e-centives, Inc. (“e-centives” or the “Company”) was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. and again in March 1999 the Company amended its articles of incorporation to change its name to e-centives, Inc. During March 2001, the Company expanded its international operations by establishing a subsidiary in the United Kingdom, e-centives Limited.

The Company provides interactive marketing technologies and services.  The Company’s products and services are intended to assist its clients with customer acquisition and retention. The Company provides online marketing and commerce capabilities and solutions for companies across a range of industries, including the Internet (portals and destination sites), retail, banking, insurance, and telecommunications.

The Company operates in a highly competitive environment and inherent in the Company’s business are various risks and uncertainties including its limited operating history and unproven business model. The Company’s success may depend in part upon the continuance of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company’s offerings by the marketplace. The Company expects to expand its operations through continued capital investment and has been dependent upon its stockholders to fund working capital deficiencies.

The Company’s management believes that the net proceeds from its October 2001 common stock rights offering, together with its existing cash resources and the remaining proceeds from the promissory notes delivered as part of the consideration for the common stock purchased under the rights offering (which were fully received during April 2002), will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the first quarter of 2003.  To the extent that these funds are not sufficient to enable the Company to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable the Company to continue to operate through December 31, 2002.  Additionally, the Company’s management has developed a series of contingency plans for the purpose of conserving working capital should actual revenues fall short of the Company’s internal projections.  These contingency plans can be enacted quickly and will eliminate significant amounts of variable costs and enhance the Company’s overall liquidity position.  However, the Company may need to raise additional funds sooner than anticipated to fund its planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions.

(b) Basis of Presentation

These Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s 2001 Form 10-K.

In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2002, the results of operations for the three month periods ended March 31, 2002 and 2001, and the change in cash flows for the three month periods ended March 31, 2002 and 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(c) Revenue Recognition

Revenue is generated by providing promotions marketing and outsourced e-mail services, licensing the Company’s software products, as well as providing other services such as maintenance support, technical support and consulting.  The Company’s products and services principally include PromoMail, the Commerce Engine, the Commerce Network, Outsourced e-mail Marketing and licensing of the Online Promotions Management Solutions technology.

PromoMail is a service that consists of targeted e-mails highlighting specific e-centives.  Marketers can purchase this service on a fixed fee basis or on a performance basis.  For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail.  When marketers purchase the PromoMail service on a performance basis, revenue is based solely on the actions of the Company’s members.  The Company earns a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by the Company’s members, or the amount of sales generated by the Company’s members.  Beginning January 1, 2002, revenue for performance related agreements is being recognized upon cash receipts from the marketers for the actions of the Company’s members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of the Company’s members.  This change in revenue recognition policy is due to the uncertainty in estimating the revenues and, therefore, the collectibility of the revenue. The change to revenue recognition to a cash receipt basis did not have a significant impact on the first quarter of 2002 and is not expected to have a significant impact in future periods.

The Commerce Engine provides Internet portals and other web site customers with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine provides a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants.  Revenue is primarily generated through license, support and maintenance fees from Internet portal and other web site customers, and is recognized ratably over the expected term of the customer relationship.

The Commerce Network enables merchants to distribute and promote their products to the end users of the Company’s Commerce Engine customers.  The system collects product data from merchants, normalizes it into appropriate categories, indexes it and makes it available for access through the Commerce Engine.  Revenue is primarily based on the actions of the end users of the Commerce Engine. The Company earns a contractually specified amount based on the number of end users who click on the specified link or the amount of sales generated by the end users.  Beginning January 1, 2002, revenue is recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action occurred by an end user. This change in revenue recognition policy is due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue. The change to revenue recognition to a cash receipt basis did not have a significant impact on the first quarter of 2002 and is not expected to have a significant impact in future periods.

The Company’s Outsourced e-mail Marketing services allow businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure.  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

The Online Promotions Management solution allows for the creating, targeting, publishing and tracking of coupons and promotional incentives.  This system designs, deploys, and manages promotions and tracks individual consumer responses to offers for manufacturers, retailers, and web sites.  This technology includes an operating system for delivering promotions and promotion management tools.  Revenue consists of fees from the sale of licenses, which is recognized ratably over the contractual period.

Customers may also contract for consulting services, such as assistance with promotions planning.  Revenue related to these services is recognized as the related services are provided.

Revenue for the first quarter of 2001 included barter revenues, which represent exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites (“marketing partner transactions”).  Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered is based upon our recent historical experience of cash received for similar e-mail deliveries.  Such revenues are recognized when the promotional e-mails are delivered.  Corresponding expenses are recognized for the advertisements received when our advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included in sales and marketing expense. There were no marketing partner transactions during the first quarter of 2002.

(d) Basic and Diluted Net Loss per Share

The Company computes net income (loss) applicable to common shares in accordance with FAS 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. (“SAB”) 98. Under the provisions of FAS 128 and SAB 98, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the three months ended March 31, 2002 and 2001.  Diluted net loss applicable to common stockholders for the three months ended March 31, 2002 and 2001 excludes stock options and warrants due to their antidilutive effect.

	Three Months Ended March 31,
	2002	2001
Net loss	$(6,529,413)	$(7,456,198)

Net loss applicable to common stockholders	$(6,529,413)	$(7,456,198)

Weighted average shares of common stock outstanding	37,732,013	15,215,721

Basic and diluted net loss per common share	$(0.17)	$(0.49)

(e) Restricted Cash

Commensurate with the acquisition of the Commerce Division, in March 2001 the Company entered into a sublease agreement with Inktomi Corporation for office space in Redwood Shores, California.  As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $1,007,282 as a security deposit throughout the lease term.  In the event the letter of credit is drawn upon, the Company has established a certificate of deposit for an equivalent amount, which serves as collateral for the letter of credit.

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company is required to have an irrevocable letter of credit as a security deposit throughout the five year lease term.  In the event that the letter of credit is drawn upon, the Company has established a certificate of deposit for an equivalent amount, which serves as collateral for the letter of credit.  The letter of credit for the first year was $542,984 and was reduced to $449,579 on June 29, 2001, the first day of the second lease year. The letter of credit will continue to be reduced by 20% on the anniversary of each subsequent lease year.

(f) Recent Accounting Pronouncements

In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets.  FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.  FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  The Company adopted the provisions of FAS 141 as of July 1, 2001 and the provisions of FAS 142 as of January 1, 2002.

During the quarter ended March 31, 2002, the Company reclassified approximately $1,000,000 of intangible assets ($656,764 net of accumulated amortization) associated with employee workforce from intangible assets to goodwill, which in accordance with FAS 142 is no longer being amortized.  As of March 31, 2002, the Company had the following intangible assets:

	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets:

Customer lists	$156,290	$(106,410)
Licensed technology	2,059,491	(228,832)
Patents	3,000,000	(3,000,000)
Total amortizable intangible assets	$5,215,781	$(3,335,242)

Aggregate Amortization Expense:
For the three months ended March 31, 2002	$430,335

Estimated Amortization Expense:
For year ended December 31, 2002	$982,618
For year ended December 31, 2003	$698,967
For year ended December 31, 2004	$629,288

As a result of adopting FAS 142, the Company no longer records goodwill amortization (previously employee workforce amortization).  FAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed periodically for impairment, with any initial impairment identified upon adoption treated as a cumulative effect of a change in accounting principle, while any subsequent impairments identified being recognized through earnings.  The Company is in the process of completing its initial assessment of the impact of adopting FAS 142, but currently does not believe the impact of adoption will be material to the consolidated financial statements.  The Company expects to complete its initial impairment tests by June 30, 2002.

Had the amortization provisions of FAS 142 been applied as of January 1, 2001, for all of the Company’s acquisitions, the Company’s net loss and loss per common share would not have changed for the three month period ended March 31, 2001 as the now unamortizable goodwill intangible asset was not acquired until March 28, 2001

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121.  For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under FAS 142. The provisions of FAS 144 are required to be adopted no later than the year beginning after December 15, 2001. The Company adopted FAS 144 effective January 1, 2002 and such adoption did not result in a write down of assets for the three months ended March 31, 2002.

(2) RESTRUCTURING AND IMPAIRMENT CHARGES

In 2001, the Company’s management approved restructuring actions to respond to the global economic downturn and to improve the Company’s cost structure by streamlining operations and prioritizing resources in strategic areas of the Company’s business. The Company recorded a restructuring charge of approximately $9.9 million to reflect these actions. This charge consisted of severance and other employee benefits related to the planned termination of approximately 63 employees, as well as costs related to the consolidation of excess facilities and a revaluation of the intangible assets associated with the Commerce Division.  As of March 31, 2002, the balance of the accrued restructuring charges recorded in 2001 consisted of the following:

	Total	Employee severance and other benefit related costs	Facility consolidations	Revaluation of intangible assets
Balance at January 1, 2001	$—	$—	$—	$—
Restructuring charges, net	9,876,123	430,750	8,975,976	469,397
Cash payments	(343,776)	(343,776)	—	—
Non-cash charges	(469,397)	—	—	(469,397)
Balance at December 31, 2001	9,062,950	86,974	8,975,976	—
Cash payments	(652,029)	(86,974)	(565,055)	—
Cash receipts	43,453	—	43,453	—
Balance at March 31, 2002	$8,454,374	$—	$8,454,374	$—

(3) ACQUISITION

On December 3, 2001, the Company entered into an Asset Purchase Agreement (the “Agreement”) with BrightStreet.com, Inc. (“BrightStreet.com”), whereby the Company acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of its common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of its common stock and about $342,000 in acquisition costs.  The cash payments consisted of approximately $843,000 in cash advances to fund BrightStreet.com’s working capital under the terms of a Management Services Agreement and an $825,000 payment at closing.  The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share.  The performance-based warrant is exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share.

In conjunction with the Agreement, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all right, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If the Company makes such Payment by that date, the Company shall own all right, title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents.  Until the Company takes title to the Patents, it may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payment by December 3, 2005, the Company shall retain a license to the Patents, but the license shall convert to a non-exclusive license.

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Assignment, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will deemed to have been made.  Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Any transaction compensation payments will be accounted for as an addition to the purchase price when they are earned.

The BrightStreet.com acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The Company is amortizing the identifiable intangible assets on a straight-line basis over 3 years.  The total purchase price of $2,195,088 was preliminarily allocated as follows:

Fixed assets, net	$742,301
Accounts receivable	136,827
Licensed technology	2,059,492
Capital lease obligations	(695,479)
Other liabilities	(48,053)
Total consideration	$2,195,088

(4) LITIGATION

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2002, including any change in the status or settlement with coolsavings.com, Inc. (“coolsavings”) which is summarized below.

The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

•       $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents;

•       $250,000, which was accrued during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary  judgment in a separate litigation between it and coolsavings, involving the coolsavings’ patent currently in dispute (the parties are currently in discussions regarding the payment of this portion of the license fee); and

•       up to $450,000 if and to the extent the coolsavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.  This component of the settlement arrangement has not been accrued for because the possibility of the Company having to make this payment continues to remain remote.

From time to time, the Company is a party to various legal proceedings incidental to its business.  None of these proceedings is considered by management to be material to the conduct of the Company’s business, operations or financial condition.

(5) RIGHTS OFFERING

On October 19, 2001, the Company closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares.  Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the Company’s Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances).  After deducting expenses and underwriting discounts, the net proceeds from this transaction were approximately $22.5 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.9 million, which relates to promissory notes issued to the Company as part of the consideration for the common stock purchased under the rights offering, is due by the end of the second quarter of 2002 (see Note 8a - Recent Developments for additional information).

(6) NOTES RECEIVABLE FROM STOCKHOLDERS

As part of its October 2001 rights offering, the Company sold shares of its common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, one of the Company’s stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG.  Venturetec and Pine each delivered to the Company a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering.  Venturetec’s note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5,230,769) and Pine’s note was in the principal amount of CHF 8,687,530 (approximately $5,346,172).

On January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the rights offering. The CHF 2,500,000 (approximately $1,538,462) in cash originally indicated as originating from Venturetec was reallocated as follows:

•       In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying the Company CHF 2,083,334 (approximately $1,282,052) and delivered to the Company an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4,064,121), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to May 15, 2002. The Company simultaneously returned Pine’s original CHF 8,687,530 promissory note.

•       Venturetec paid the Company CHF 416,666 (approximately $256,410) and delivered to the Company an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6,512,821), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec’s secured promissory note to CHF 11,000,000 (approximately $6,769,231), reflecting Venturetec’s original subscription price for the shares of the Company’s common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. The Company simultaneously returned Venturetec’s original CHF 8,500,000 promissory note.

During the second quarter of 2002, all of the amounts due in connection with the promissory notes were fully received by the Company (see Note 8a - Recent Developments for additional information).

(7) COMPREHENSIVE INCOME (LOSS)

The functional currency of the Company’s international operation is the local currency. Accordingly, all assets and liabilities of its U.K. subsidiary are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For the three months ended March 31, 2002, the Company recorded foreign currency translation gain of approximately $1,000.  There were no gains or losses resulting from foreign currency translations for the three months ended March 31, 2001.

(8) RECENT DEVELOPMENTS

(a) Notes Receivable from Stockholders

All of the outstanding principal and interest under the promissory notes issued by Pine and Venturetec in conjunction with the October 2001 rights offering were fully received by the Company in April 2002.  In connection with the proceeds of the promissory notes, the Company incurred a foreign currency loss of approximately $258,000.

(b) Potential Acquisition

The Company is currently in negotiations to acquire certain assets and liabilities of a U.S. based Internet company in exchange for e-centives’ stock.  The Company has executed an Asset Purchase Agreement regarding the proposed acquisition, however, all of the necessary conditions for closing the transaction were not met by the target company prior to the agreed upon closing date. The Company is thus considering all options, including the continued viability of the planned transaction on previously negotiated terms.

(c) Escrow Agreement and Warrants

In relation to the acquisition of the Commerce Division, the Company executed a letter to Inktomi Corporation on April 25, 2002 notifying Inktomi of the expiration of its right to receive 191,378 of the earnout shares held in escrow and the expiration of its right to exercise a warrant to purchase up to 1,860,577 shares of the Company’s common stock.  As revenue during the first earnout period (which ended March 27, 2002) did not meet the contractually defined earnout revenue target, the earnout shares were not earned and are therefore being released from escrow for return to e-centives.  In addition, since revenue was below the contractually defined warrant revenue target for the warrant period (which ended March 27, 2002) no portion of the warrant vested and, as a result, Inktomi could not exercise the warrant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties.  While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control.  These statements are inherently predictive and speculative, and it should not be assumed that they will prove to be correct.  A number of important factors, including those identified under the caption “Risk Factors” in our registration statement on Form S-1 (SEC File No. 333-64578), our registration statement on Form S-3 (SEC file No. 333-73900) and our annual report on Form 10-K for the year ended December 31, 2001, which hereby are incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information.  Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, the ability of the Commerce Division and BrightStreet.com to achieve satisfactory operating results, our ability to grow our partner network and membership base, membership usage of our system, retention of major merchant clients or significant network partners, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

General

We provide interactive marketing technologies and services.  Businesses rely on our broad range of solutions to acquire and retain customers. We provide online marketing and commerce capabilities and solutions for companies across a range of industries including the Internet (portals and destination sites), retail, banking, insurance, and telecommunications. With our proprietary technology, we power acquisition and retention solutions for companies that do business with millions of Internet users every day.  Our suite of solutions includes the Promotions Network, member services, the Commerce Network, the Commerce Engine, Outsourced e-mail Marketing services and the Online Promotions Management system.

•       Our Promotions Network provides marketers with the ability to deliver targeted, personalized offers to millions of consumers across our network of partner sites and via e-mail.

•       Our member services solution enables leading Internet sites to provide their site visitors with easy and convenient access to personalized promotional offers. By delivering added value to their consumers, our member services solutions have proven to be valuable tools that increase registration and encourage return site visits.

•       Our Commerce Network allows merchants to reach millions of online consumers by integrating their entire product catalog into leading search and shopping services used by top Internet sites. Our technology and network of sites enable merchants to reach consumers where they actively search for products and when they are most likely to buy.

•       Our Commerce Engine provides Internet sites with leading product search and comparison shopping tools. From dynamic e-marketplaces to customized product search applications, these solutions help businesses provide their users with the support tools they need to make smarter purchase decisions.

•       Our Outsourced e-mail Marketing services enable companies to build ongoing, personalized dialogs with their audiences. Our systems can maximize effectiveness of e-mail marketing campaigns through testing and targeting and are proven to raise response and conversion rates, enabling our clients to boost sales, strengthen brands and build loyalty with their customers.

•       Our Online Promotions Management system offers solutions for creating, targeting, publishing and tracking coupons and promotional incentives.  Our system can deploy and manage promotions, and track individual consumer’s responses to offers for manufacturers, retailers, and web sites.

To date we have not been profitable, incurring net losses of $6.5 million for the three months ended March 31, 2002 and net losses of $45.0 million, $29.9 million, and $16.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to cut costs in the future.  During 2001, management approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. We recorded restructuring and impairment charges of $9.9 million to reflect these actions. This charge consisted of severance and other employee benefits related to the planned termination of approximately 63 employees, costs related to the consolidation of excess facilities in our Bethesda, Maryland and Redwood Shores, California locations, as well as a revaluation of the intangible assets associated with the Commerce Division.  We have similarly undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

Our Products

We launched our direct marketing services in November 1998 by delivering e-centives through our Promotions Network.  While we were introducing our Promotions Network system, between November 1998 and June 1999 we allowed marketers to use the system at no charge.  We then began generating revenue in the third quarter of 1999.  In conjunction with the acquisition of the Commerce Division, the Commerce Engine and Commerce Network began generating revenue in late March 2001.  In August 2001, we started producing revenue from our Outsourced e-mail Marketing services, and through the acquisition of BrightStreet.com in December 2001, we began generating revenue by providing Online Promotions Management solutions.

Our Promotions Network System

We maintain a comprehensive direct marketing system designed to enable marketers to access a database of consumers across the web sites of our network partners and by e-mail. Our system includes a web-based application that enables consumers to register to receive promotional offers at our network partners’ web sites or through our web site. Our members provide demographic information and product category interests in return for targeted offers. Our system then delivers offers for products and services directly to the member’s account or through e-mail. Our direct marketing system is designed to provide a comprehensive solution for each of three constituencies: marketers, network partners and members.

Service. The primary service we provide through our Promotions Network is PromoMail. Our PromoMail service consists of targeted e-mails highlighting a marketer’s specific promotion. Marketers who contract to use the PromoMail service participate in mailings to a group of members based upon those members’ preferences.

Network Partners. We maintain relationships with network partners that operate high-traffic portal, content and community web sites. Our application provides network partners with the ability to present offers to their users without the costs and challenges of building and maintaining their own online direct marketing system. We provide and maintain the underlying technology, host and serve co-branded pages, create and deliver offers and provide consulting services and member support.  Typically, we compensate our network partners for members we acquire through their web sites by paying a percentage of the revenue we generate from the delivery of e-centives to such members and/ or by paying a fee for each new member.

Members. We provide our members with control over many aspects of our system, including what categories of offers they receive and when those offers are redeemed. To join our system, consumers sign-up for and personalize their e-centives account through any of our network partner web sites or our web site. When creating or updating their account, our members provide demographic information and select categories in which they have an interest. These categories currently include:

Automotive	Groceries	Pets
Baby Stuff	Health & Beauty	Services
Books & Magazines	Hobbies	Sports & Fitness
Computers	Home & Gardening	Toys & Games
Electronics	Special Events	Travel
Fashion	Music & Video	Luxury & Designer
Gifts & Gourmet	Office

Based on this information, we place promotions in the accounts of our members. Members may also elect to receive e-mails that highlight specific promotions and which are automatically placed in the member’s account for their convenience.

Our Commerce Products and Services

Through the acquisition of the Commerce Division, we acquired a comprehensive system that provides product search, price comparison and merchandising services.  Our commerce products and services include the Commerce Engine and the Commerce Network.

Commerce Engine.  Our system provides Internet portals and other web site customers with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine is a high-performance commerce application designed to handle the challenges of bringing consumers and merchants together and promoting transactions between them. It is a platform to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information. Similar to our direct marketing application we provide to our network partners through our promotions network, we make the Commerce Engine available to Internet portals and other web site customers who can, in turn, provide commerce services through their sites to end users. We provide and manage all hardware, software and operational aspects of the Commerce Engine and the associated databases of product libraries and purchasing locations. This includes collecting, organizing, storing and updating vast quantities of electronic product information, and presenting this information for display to end users. We also provide our customers with a programming interface and software tools to enable them to maintain and customize the look and feel of their commerce service user interface.  The Commerce Engine is also designed to track and, in the cases where merchants have installed our Affiliate Tracking System, confirm purchases made by end-users of our customers’ services and to generate invoices for our merchants to support performance-based marketing arrangements among multiple parties.

Commerce Network. Our system enables merchants to distribute and promote their products to the end users of our Commerce Engine customers.  It collects product data from merchants, normalizes it into appropriate categories, indexes it and makes it available for access through our Commerce Engine customers, and refreshes it regularly to reflect pricing changes and availability.  We also provide merchants with detailed performance reports broken down by site and category, in order to track activity which may range from click-through to point of purchase.

Our Outsourced e-mail Marketing Services

In August 2001, we began offering Outsourced e-mail Marketing services to businesses.  These services allow companies to outsource their e-mail marketing campaigns to us.  This solution lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process.  Our Outsourced e-mail Marketing solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, and tracking and analysis services.  Our system is designed to help build an ongoing, personalized dialogue with the client’s intended audience and maximize effectiveness through targeting and testing.

Our Online Promotions Management System

With the acquisition of BrightStreet.com in December 2001, we began offering Online Promotions Management technology and infrastructure that is used for powering a variety of promotional offerings, including coupons, rebates, sales circulars, surveys, trial offers and loyalty programs.  This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and web sites.   It also enables businesses to gain insights about their consumer preferences and motivations, and enhance consumer relationships with rich data modeling and sophisticated targeting.

Acquisition of BrightStreet.com

On December 3, 2001, we entered into an Asset Purchase Agreement (the “Agreement”) with BrightStreet.com, Inc. (“BrightStreet.com”) whereby we acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  We acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of our common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of our common stock and about $342,000 in acquisition costs.

In conjunction with the Agreement, we entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all right, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided we make a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If we make such Payment by that date, we shall own all right, title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, we have, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents.  Until we take title to the Patents, we may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event we do not make the Payment by December 3, 2005, we shall retain a license to the Patents, but the license shall convert to a non-exclusive license.

In exchange for the rights granted under the Assignment, beginning December 2002, we are obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will deemed to have been made.  Additionally, we have the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

Through this acquisition, we believe we will further strengthen our position as a leading provider of specialized Internet infrastructure solutions, including direct marketing and distributed commerce.  We believe that our combined technologies, content, and services will enable us to provide Internet users with attractive, personalized tools to make better purchasing decisions and enables businesses to gain insights about their consumer preferences and motivations

Critical Accounting Policies

Our critical accounting policies are as follows:

•       Revenue recognition

•       Estimating valuation allowance for doubtful accounts

•       Valuation of long-lived assets

(a) Revenue Recognition

Revenue is generated by providing promotions marketing and outsourced e-mail services, licensing our software products, as well as providing other services such as maintenance support, technical support and consulting.  Our products and services principally include PromoMail, the Commerce Engine, the Commerce Network, Outsourced e-mail Marketing and licensing of the Online Promotions Management Solutions technology.

PromoMail: Marketers can purchase the PromoMail service on a fixed fee basis or on a performance basis.  For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent, and revenue related to the service is recognized upon transmission of the e-mail.  When marketers purchase the service on a performance basis, revenue is based solely on the actions of our members.  We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members.  Beginning January 1, 2002, revenue for performance related agreements is being recognized upon cash receipts from the marketers for the actions of our members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of our members. This change in revenue recognition policy is due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition did not have a significant impact on the first quarter of 2002 and is not expected to have a significant impact in future periods.

Commerce Engine: Revenue from the Commerce Engine is primarily generated through license, support and maintenance fees, from Internet portal and other web site customers.  Revenue is recognized ratably over the expected term of the customer relationship.

Commerce Network: Through the Commerce Network, we earn a contractually specified amount from merchants based on the number of end users who click on their specified link or the amount of merchant’s sales generated by the end users.  Beginning January 1, 2002, revenue is recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action by an end user occurred.  This change in revenue recognition policy is due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition did not have a significant impact on the first quarter of 2002 and is not expected to have a significant impact in future periods.

Outsourced e-mail Marketing:  Revenue from our Outsourced e-mail Marketing services is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

Online Promotions Management: Revenue for our Online Promotions Management system consists of fees from the sale of licenses for our technology.  This revenue is recognized ratably over the contractual period.

Customers may also contract for consulting services, such as assistance with promotions planning.  Revenue related to these consulting services is recognized as the related services are provided.

Revenue for the first quarter of 2001 included barter revenues, which represent exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites (“marketing partner transactions”).  Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered is based upon our recent historical experience of cash received for similar e-mail deliveries.  Such revenues are recognized when the promotional e-mails are delivered.  Corresponding expenses are recognized for the advertisements received when our advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included in sales and marketing expense. There were no marketing partner transactions during the first quarter of 2002.

(b) Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, we recorded bad debt expense of approximately $35,000 for the three months ended March 31, 2002.  As of March 31, 2002, our accounts receivable balance was $785,000, net of allowance for doubtful accounts of approximately $96,000.  We recorded bad debt expense of approximately $16,000 during the three months ended March 31, 2001.

(c) Valuation of long-lived assets

We perform an on-going analysis of the recoverability of our long-lived assets, and for the first quarter of 2002 this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment.  During the three months ended March 31, 2002 there were no write down of assets.

Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we could determine that it is necessary to take additional material impairment charges in future periods.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets.  FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.  FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  We adopted the provisions of FAS 141 as of July 1, 2001 and the provisions of FAS 142 as of January 1, 2002.

During the quarter ended March 31, 2002, we reclassified approximately $1,000,000 of intangible assets ($656,764 net of accumulated amortization) associated with employee workforce from intangible assets to goodwill, which in accordance with FAS 142 is no longer being amortized.  As of March 31, 2002, we had the following intangible assets:

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists	$156,290	$(106,410)
Licensed technology	2,059,491	(228,832)
Patents	3,000,000	(3,000,000)
Total amortizable intangible assets	$5,215,781	$(3,335,242)

Aggregate Amortization Expense:
For the three months ended March 31, 2002	$430,335

Estimated Amortization Expense:
For year ended December 31, 2002	$982,618
For year ended December 31, 2003	$698,967
For year ended December 31, 2004	$629,288

As a result of adopting FAS 142, we no longer record goodwill amortization (previously employee workforce amortization).  FAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed periodically for impairment, with any initial impairment identified upon adoption treated as a cumulative effect of a change in accounting principle, while any subsequent impairments identified being recognized through earnings.  We are in the process of completing our initial assessment of the impact of adopting FAS 142, but we currently do not believe the impact of adoption will be material to the consolidated financial statements.  We expect to complete our initial impairment tests by June 30, 2002.

Had the amortization provisions of FAS 142 been applied as of January 1, 2001, for all of our acquisitions, our net loss and loss per common share would not have changed for the three month period ended March 31, 2001 as the now unamortizable goodwill intangible asset was not acquired until March 28, 2001.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121.  For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under FAS 142. The provisions of FAS 144 are required to be adopted no later than the year beginning after December 15, 2001. We adopted FAS 144 effective January 1, 2002 and such adoption did not result in a write down of assets for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

                The following presents our financial position and results of operations as of and for the three months ended March 31, 2002 and 2001.

Revenue.  Revenue decreased by $460,000 to $1,343,000 for the three months ended March 31, 2002, compared to $1,803,000 for the three months ended March 31, 2001.  Revenue for the three months ended March 31, 2002 included revenue from two new sources: $759,000 from our Online Promotions Management System and $93,000 from our Outsourced e-mail Marketing services.  In addition, revenue from the Commerce Division was higher by $376,000 due to the fact that the Commerce Division was acquired in late March 2001 and therefore did not contribute much revenue to the first quarter of 2001.  However, year over year, there was a $469,000 decrease in revenue from our Promotions Network System, which was primarily due to the decrease in size and the decrease in the number of sales of our PromoMail service.  Additionally, $1,217,000 or 68% of the first quarter 2001 revenue was generated through marketing partner transactions, while 2002 did not have any marketing partner transactions.  We expect that revenue from our Online Promotions Management System and our Outsourced e-mail Marketing services will continue to increase and represent the largest portions of our total revenue.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. Cost of revenue decreased by $315,000 to $1,751,000 for the three months ended March 31, 2002, compared to $2,066,000 for the three months ended March 31, 2001.  The decrease is primarily the net effect of the one-time purchase of $1,000,000 of outbound e-mail services during the first quarter of 2001 and the higher costs during 2002 for the Commerce Division and BrightStreet.com. Since the Commerce Division was acquired at the end of the first quarter of 2001 and BrightStreet.com was acquired at the end of the fourth quarter of 2001, they contributed minimal and no costs, respectively, to cost of revenue related expenses for the three months ended March 31, 2001.

Product Development.  Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department.  We expense product development costs as we incur them.  Product development expenses increased by $87,000 to $1,367,000 for the three months ended March 31, 2002, compared to $1,280,000 for the three months ended March 31, 2001.  This increase is primarily attributable to increased product development personnel costs associated with the acquisitions of the Commerce Division and BrightStreet.com.

General and Administrative.  General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives.  In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization.  General and administrative expenses increased by $1,648,000 to $3,631,000 for the three months ended March 31, 2002, compared to $1,983,000 for the three months ended March 31, 2001.  Depreciation and amortization increased by $626,000, primarily due to the acquisitions of the Commerce Division and BrightStreet.com.  These acquisitions also added approximately $699,000 in other general and administrative related expenses, with the majority due to rent expense, for the first quarter of 2002 when compared to 2001.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures.  Sales and marketing expenses decreased by $2,160,000 to $1,126,000 for the three months ended March 31, 2002, compared to $3,286,000 for the three months ended March 31, 2001.  Although sales and marketing for the three months ended March 31, 2002 included approximately $465,000 of expenses related to the Commerce Division and BrightStreet.com, an overall decrease in advertising and promotional expenditures for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001, more than offset these additional costs.  As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing costs and will continue to evaluate our marketing needs in the future.  Such efforts resulted in a decrease in on-line media, printed publications, out-of-home media and broadcast media expenditures of approximately $1,088,000, $528,000, $157,000 and $85,000, respectively.  In addition, the reduction in the number of sales and marketing personnel contributed approximately $693,000 to the decrease in costs.

Network Partner Fees.  Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners’ site.  Network partner fees decreased by $629,000 to $1,000 in the three months ended March 31, 2002, compared to $630,000 in the three months ended March 31, 2001.  This decrease is primarily the result of the termination of the Co-Branding Agreement with Excite, which resulted in an approximate $433,000 decrease in expense, and the expiration of other agreements requiring payments of fees for new members.  We expect network partner fees to continue to be low, as we have shifted from paying our partners a fixed fee per new member, to revenue share arrangements that are classified as cost of revenue.

Stock-based compensation.  Stock-based compensation expense consists of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees.  Stock-based compensation expenses decreased by $238,000 to $106,000 for the three months ended March 31, 2002, compared to $344,000 for the three months ended March 31, 2001.  This decrease is attributable to historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination.

Interest income.  Interest income for 2001 consisted only of income on our cash balances, while interest income for 2002 also included interest from our promissory notes.  Interest income decreased by $200,000 to $130,000 for the three months ended March 31, 2002, compared to $330,000 for the three months ended March 31, 2001.  The lower interest income is primarily the result of earning less interest on our investments due to lower cash balances and lower interest rates, resulting from general economic conditions.

Net loss.  Net loss improved by $927,000 to $6,529,000 for the three months ended March 31, 2002, compared to $7,456,000 for the three months ended March 31, 2001.  As described above, although revenue and interest income were lower by $460,000 and $200,000, respectively, our efforts to reduce costs resulted in a decrease in cost of revenue and operating costs of $315,000 and $1,292,000, respectively.

Liquidity and Capital Resources

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX New Market Segment of the SWX Swiss Exchange.  Through these financing activities, we raised net proceeds of approximately $82.5 million. During 2001, we received approximately $12.6 million in net proceeds from our rights offering, with additional net proceeds of $9.9 million due by the end of the second quarter of 2002, relating to the promissory notes from Venturetec and Pine, net of the associated commission fees.

On March 31, 2002 we held $4,763,000 in cash and equivalents.  In addition, we have restricted cash of $1,457,000 in the form of certificates of deposit that serve as collateral for letter of credit commitments to secure our lease payment obligations for the Bethesda, Maryland and Redwood Shores, California offices.  On March 31, 2002, we also had $10,577,000 in notes receivable that were due by the second quarter of 2002.

Cash used in operating activities was $4,127,000 and $6,213,000 for the three months ended March 31, 2002 and 2001, respectively.  For the first quarter of 2002, the net cash flows used in operating activities reflects our net loss for the quarter and the cash receipt of a significant accounts receivable at December 31, 2001. The net cash flows used in operating activities for the first quarter of 2001 largely reflects our net loss for the quarter.

Cash provided by investing activities was $74,000 for the three months ended March 31, 2002 and cash used in investing activities was $2,096,000 for the three months ended March 31, 2001.  Cash provided by investing activities for the first quarter of 2002 is primarily the result of the collection of a $137,000 accounts receivable balance that was acquired as part of the BrightStreet.com acquisition, net of $55,000 used to purchase property and equipment. The cash used in investing activities for 2001 reflects a $405,000 cash outflow related to the acquisition of the Commerce Division, the purchase of $688,000 in property and equipment and the purchase of a $1,007,000 certificate of deposit used as collateral for a letter of credit commitment to secure our lease payment obligations for office space in Redwood Shores, California.    The $634,000 decrease in the purchasing of property and equipment is the result of our efforts to preserve cash by closely monitoring our capital expenditures.

The net cash used in financing activities of $87,000, for the three months ended March 31, 2002, reflect the payment of lease obligations and the payment of expenses associated with our October 2001 rights offering. For the quarter ended March 31, 2001, net cash used in financing activities of  $1,234,000 is primarily the result of the March 2, 2001 payment of $1,236,000 for dividends that were declared on our preferred stock in 2000.

To the extent that our existing funds, accompanied by our operating resources and the proceeds from our promissory notes (which were paid off in fullduring April 2002), are not sufficient to enable us to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable us to continue to operate through December 31, 2002.  Additionally, management has developed a series of contingency plans for the purpose of conserving working capital should actual revenues fall short of our internal projections.  These contingency plans can be enacted quickly and will eliminate significant amounts of variable costs, and enhance our overall liquidity position.  Variable costs account for approximately 70% of the our total operating expenses, and include payroll and related benefits, bonuses and commissions, travel and entertainment, marketing, certain professional service fees.  Fixed costs consist of lease commitments for hosting and office equipment, office space leases, certain insurance programs, software maintenance and support fees, and royalty fee obligations.

We believe that the net proceeds from our October 2001 rights offering, together with our existing cash resources and the proceeds from our promissory notes, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2003.  However, we may need to raise additional funds sooner to fund our planned expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business.

RECENT DEVELOPMENTS

Promissory Notes from Stockholders

In April 2002, we received all of the outstanding principal and interest under the promissory notes issued by Pine and Venturetec in conjunction with our October 2001 rights offering.  In connection with the proceeds of the promissory notes, we incurred a foreign currency loss of approximately $258,000.

Potential Acquisition

We are currently in negotiations to acquire certain assets and liabilities of a U.S. based Internet company in exchange for our stock.  We have executed an Asset Purchase Agreement regarding the proposed acquisition, however, all of the necessary conditions for closing the transaction were not met by the target company prior to the agreed upon closing date. We are thus considering all options, including the continued viability of the planned transaction on previously negotiated terms.

Escrow Agreement and Warrants

On April 25 2002, in relation to the acquisition of the Commerce Division, we executed a letter to Inktomi Corporation notifying Inktomi of the expiration of its right to receive 191,378 of the earnout shares held in escrow and the expiration of its right to exercise a warrant to purchase up to 1,860,577 shares of our common stock.  As revenue during the first earnout period (which ended March 27, 2002) did not meet the contractually defined earnout revenue target, the earnout shares were not earned and are therefore being released from escrow for return us.  In addition, since revenue was below the contractually defined warrant revenue target for the warrant period (which ended March 27, 2002) no portion of the warrant vested and, as a result, Inktomi could not exercise the warrant.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

(b) Foreign Exchange Rate Sensitivity

We primarily operate in the United States; however, we have expanded our operations, including a sales office in London, United Kingdom. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the three months ended March 31, 2002, we recorded insignificant sales in foreign currencies.

We are exposed to the impact of foreign currency changes associated with the British Pound, for our London subsidiary’s financial instruments, which are limited to cash and cash equivalents. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Pound. At March 31, 2002, our London subsidiary maintained cash and cash equivalents of approximately £73,000 or approximately $105,000. We believe that a 10% increase or decline in the Pound exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

We are also exposed to the impact of foreign currency changes associated with the Swiss Franc, due to the Swiss Franc promissory notes that were issued to us by Pine and Venturetec. In April 2002, we received all of the outstanding principal and interest under the promissory notes and incurred a foreign currency loss of approximately $258,000.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2002, including any change in the status or settlement with coolsavings.com, Inc. (“coolsavings”), which is summarized below.

The terms of the settlement with coolsavings provide for a cross-license between us and coolsavings for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

•       $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents;

•       $250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings’ patent currently in dispute (the parties are currently in discussions regarding the payment of this portion of the license fee); and

•       up to $450,000 if and to the extent the coolsavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.

From time to time, we are a party to various legal proceedings incidental to our business.  None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

In April 2002, in relation to the acquisition of the Commerce Division, we executed a letter to Inktomi Corporation notifying Intkomi of the expiration of its right to receive 191,378 of the earnout shares held in escrow and the right to exercise a warrant to purchase up to 1,860,577 shares of the our common stock.  As revenue during the first earnout period (which ended March 27, 2002) did not meet the contractually defined earnout revenue target, the earnout shares were not earned and are being released from escrow for return to us.  In addition, since revenue was below the contractually defined warrant revenue target for the warrant period (which ended March 27, 2002) no portion of the warrant vested and, as a result, Inktomi could not exercise the warrant.

Between January 1, 2002 and March 31, 2002, we granted options to purchase a total of 19,000 shares of common stock under the amended and restated Stock Option and Incentive Plan to certain of our employees.  In addition, during that period, 30 shares of our common stock were issued in connection with the exercise of stock options.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

On January 3, 2002 we filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K that was filed on December 18, 2001, which reported that we had completed the acquisition of BrightStreet.com, Inc. and did not include the requisite financial statements with that report on Form 8-K.

On January 30, 2002 we filed a Current Report on Form 8-K, announcing a press release of the same date providing guidance on our expected performance for the fourth quarter of 2001.

On February 26, 2002 we filed an amended Current Report on Form 8-K/A, amending the amended Current Report on Form 8-K/A that was filed on January 3, 2002, which supplemented the earlier filings by providing the required financial statements and the pro forma financial information.

On March 29, 2002 we filed a Current Report on Form 8-K, announcing that the maturity dates of promissory notes receivable from two of our stockholders had been extended.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of May, 2002.

E-CENTIVES, INC.

By:	/s/ David A. Samuels

David A. Samuels
Chief Financial Officer (Principal Financial and Accounting Officer)