Form 10-Q
period 2002-06-30
E CENTIVES INC
filed 2002-08-09
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

37,732,039 shares of Common Stock, par value $0.01 per share, outstanding as of August 8, 2002.

E-CENTIVES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,307,774	$8,902,259
Accounts receivable, net of allowance for doubtful accounts of $58,833 and $148,127 at June 30, 2002 and December 31, 2001, respectively	759,948	2,162,114
Other receivables	155,464	612,710
Prepaid expenses	464,790	336,834
Restricted cash	89,916	89,916
Total current assets	10,777,892	12,103,833
Property and equipment, net	3,248,935	11,154,158
Goodwill, net	—	656,764
Other intangible assets, net	1,680,635	2,446,191
Restricted cash	359,663	1,366,945
Other assets	128,413	100,772
Total assets	$16,195,538	$27,828,663

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,666,940	$1,992,776
Accrued expenses	2,207,980	2,718,781
Accrued restructuring costs	1,755,231	2,170,206
Deferred revenue	1,303,184	2,523,729
Current portion of capital leases	216,496	208,331
Other liabilities	137,847	312,627
Total current liabilities	7,287,678	9,926,450
Capital leases, net of current portion	360,219	476,457
Accrued restructuring costs, net of current portion	934,229	6,892,744
Total liabilities	8,582,126	17,295,651
Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock (voting), $.01 par value, 10,000,000 shares of preferred stock authorized, 2,000,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	20,000	20,000
Common stock, $.01 par value, 120,000,000 shares authorized, 37,732,039 and 37,732,009 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	373,493	373,493
Additional paid-in capital	120,510,842	120,337,200
Notes receivable from stockholders	—	(10,576,941)
Accumulated other comprehensive gain (loss)	4,622	(16,997)
Accumulated deficit	(113,295,545)	(99,603,743)
Total stockholders' equity	7,613,412	10,533,012
Total liabilities and stockholders' equity	$16,195,538	$27,828,663

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)

Revenue	$1,919,718	$1,403,293	$3,262,856	$3,205,868
Operating expenses:
Cost of revenue	2,243,401	2,740,363	3,994,696	4,805,875
Product development, exclusive of stock-based compensation	1,156,882	2,421,465	2,523,705	3,701,565
General and administrative, exclusive of stock-based compensation	3,076,329	3,146,502	6,707,618	5,129,770
Sales and marketing, exclusive of stock-based compensation	1,297,244	3,444,197	2,423,500	6,730,117
Network partner fees	818	280,709	2,214	911,044
Restructuring and impairment charges	1,309,749	200,150	1,309,749	200,150
Stock-based compensation:
Product development	16,231	104,151	40,377	204,186
General and administrative	29,728	100,200	49,471	218,818
Sales and marketing	49,429	124,334	111,545	249,766
Loss from operations	(7,260,093)	(11,158,778)	(13,900,019)	(18,945,423)
Interest expense	(9,287)	—	(19,542)	—
Interest income	117,194	161,744	246,819	492,191
Loss before income taxes	(7,152,186)	(10,997,034)	(13,672,742)	(18,453,232)
Income taxes	(10,203)	—	(19,060)	—
Net loss applicable to common stockholders	$(7,162,389)	$(10,997,034)	$(13,691,802)	$(18,453,232)

Basic and diluted net loss per common share	$(0.19)	$(0.63)	$(0.36)	$(1.13)
Shares used to compute basic and diluted net loss per common share	37,732,039	17,342,393	37,732,026	16,274,510

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(unaudited)

Cash flows from operating activities:
Net loss	$(13,691,802)	$(18,453,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,620,669	2,571,656
Stock-based compensation	201,393	672,770
Provision for doubtful accounts	35,263	75,474
Non-cash restructuring charge	302,466	—
Foreign currency loss on notes receivable	258,230	—
(Increase) decrease in:
Accounts receivable	1,503,730	2,649,412
Prepaid expenses and other assets	(193,722)	638,670
Other receivable	457,005	755,115
Increase (decrease) in:
Accounts payable	(325,837)	(655,487)
Deferred revenue	(1,235,544)	(1,051,460)
Accrued expenses and other liabilities	(1,364,141)	558,161
Net cash used in operating activities	(10,432,290)	(12,238,921)
Cash flows from investing activities:
Sale (purchase) of long-term investments	1,007,282	(1,007,282)
Sale of short-term investments	—	135,220
Acquisition of property and equipment	(296,642)	(1,699,915)
(Increase) decrease in security deposits	(27,641)	31,667
Acquisition of Commerce Division	—	(504,109)
Acquisition of BrightStreet.com	(34,254)	—
Net cash provided by (used in) investing activities	648,745	(3,044,419)
Cash flows from financing activities:
Payments on obligations under capital lease	(102,143)	—
Proceeds from rights offering	(27,855)	—
Payment of dividends	—	(1,235,688)
Proceeds from notes receivable	10,318,953	—
Exercise of stock options	105	19,375
Net cash provided by (used in) financing activities	10,189,060	(1,216,313)
Net increase (decrease) in cash and cash equivalents	405,515	(16,499,653)
Cash and cash equivalents, beginning of period	8,902,259	27,062,040
Cash and cash equivalents, end of period	$9,307,774	$10,562,387

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,542	$—

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

E-CENTIVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

E-centives, Inc. (“E-centives” or the “Company”) was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. and again in March 1999 the Company amended its articles of incorporation to change its name to E-centives, Inc. During March 2001, the Company expanded its international operations by establishing a subsidiary in the United Kingdom, E-centives Limited.  However, the Company’s current plans are to close this subsidiary by the end of 2002 as a result of the Company’s decision to close the Commerce Division in its entirety.

E-centives provides interactive direct marketing technologies and services for global marketers.  The Company provides a complete suite of technologies (which includes several patented components) that enable leading global businesses to acquire and retain relationships with their audiences.

During the quarter ended June 30, 2002 the Company approved plans to close its Commerce Division and discontinue offering the services provided by its Commerce Engine and Commerce Network.  The Company will continue to provide these services through at least through August 30, 2002, in accordance with the termination provisions of the majority of its Commerce Division related contracts.  In addition, in July 2002, the Company reduced its workforce related to the Company’s Promotion Network system.  Accordingly, the Company’s continuing products will consist principally of Outsourced e-mail Marketing, the Interactive Database Marketing system, and licensing of the Online Promotions Management Solutions technologies.

The Company operates in a highly competitive environment and inherent in the Company’s business are various risks and uncertainties including its limited operating history and unproven business model. The Company’s success may depend in part upon the continuance of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company’s offerings to date by the marketplace.

The Company’s management believes that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the first quarter of 2003.  Should future revenue be insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to ensure future viability.  The Company may need to raise additional funds sooner than anticipated to fund its future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that these funds are not sufficient to enable the Company to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable the Company to continue to operate through December 31, 2002. Additionally, the Company’s management has developed a series of contingency plans for the purpose of conserving working capital should actual revenues fall short of the Company’s internal projections.  These contingency plans can be enacted quickly and will eliminate significant amounts of variable costs and enhance the Company’s overall liquidity position.

(b) Basis of Presentation

These Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-K for fiscal year 2001.

In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30,

2002, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and the change in cash flows for the six month periods ended June 30, 2002 and 2001.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(c) Revenue Recognition

Revenue is generated by providing promotions marketing services, outsourced e-mail marketing services and various other consulting services, as well as licensing the Company’s software products.  The Company’s current products and services principally include Outsourced e-mail Marketing, the Interactive Database Marketing system, and licensing of the Online Promotions Management Solutions technology.  Although the Company plans to reduce the offerings of the PromoMail service and eliminate the Commerce Engine and the Commerce Network during the third quarter of 2002, they did contribute revenue through June 30, 2002.

The Company’s Outsourced e-mail Marketing system allow businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure.  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

The Company’s Interactive Database Marketing system is a solution targeted at consumer packaged goods (CPG) companies that allows those businesses to establish direct to consumer relationships through a set of integrated tools that include a customer transaction database, a data warehouse, targeted e-mail marketing, a micro site and survey generator, as well as a patented coupon promotion system.  Revenue is generated by charging fees for data hosting, site hosting, list management, account management, strategy and creative services, e-mail delivery and management services, promotions system licensing, as well as tracking and analytical services.  Revenue related to one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

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

PromoMail is a service that consists of targeted e-mails highlighting specific e-centives.  Marketers can purchase this service on a fixed fee basis or on a performance basis.  For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail.  When marketers purchase the PromoMail service on a performance basis, revenue is based solely on the actions of the Company’s members.  The Company earns a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by the Company’s members, or the amount of sales generated by the Company’s members.  Beginning January 1, 2002, revenue for performance related agreements is being recognized upon cash receipts from the marketers for the actions of the Company’s members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of the Company’s members.  This change in revenue recognition policy is due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition to a cash receipts basis did not have a significant impact on the first two quarters of 2002 and is not expected to have a significant impact on future periods.

The Commerce Engine, which the Company intends to eliminate during the third quarter of 2002, provides Internet portals and other web site customers with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine provides a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants.  Revenue is primarily generated through license, support and maintenance fees from Internet portal and other web site customers, and is recognized ratably over the expected term of the customer relationship.

The Commerce Network, which the Company intends to eliminate during the third quarter of 2002, enables merchants to distribute and promote their products to the end users of the Company’s Commerce Engine customers.  The system collects product data from merchants, normalizes it into appropriate categories, indexes it and makes it available for access through the Commerce Engine.  Revenue is primarily based on the actions of the end users of the Commerce Engine. The Company earns a contractually specified amount based on the number of end users who click on the specified link or the amount of sales generated by the end users.  Beginning January 1, 2002, revenue is recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action occurred by an end user.  This change in revenue recognition policy is due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition to a cash receipts basis did not have a significant impact on the first two quarters of 2002 and is not expected to have a significant impact on future periods.

Customers may also contract for consulting services, such as assistance with promotions planning, consumer acquisition, and analytics.  Revenue related to these services is recognized as the related services are provided.

Revenue for the first two quarters of 2001 included barter revenues, which represent exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites (“marketing partner transactions”).  Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered is based upon the Company’s recent historical experience of cash received for similar e-mail deliveries.  Such revenues are recognized when the promotional e-mails are delivered.  Corresponding expenses are recognized for the advertisements received when the advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included in sales and marketing expense. There were no marketing partner transactions during the first two quarters of 2002.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the six months ended June 30, 2002 and 2001.  Diluted net loss applicable to common stockholders for the six months ended June 30, 2002 and 2001 excludes stock options and warrants due to their antidilutive effect.

	Six Months Ended June 30,
	2002	2001

Net loss	$(13,691,802)	$(18,453,232)

Net loss applicable to common stockholders	$(13,691,802)	$(18,453,232)

Weighted average shares of common stock outstanding	37,732,026	16,274,510

Basic and diluted net loss per common share	$(0.36)	$(1.13)

 (e) Restricted Cash

Commensurate with the acquisition of the Commerce Division in March 2001, the Company entered into a sublease agreement with Inktomi Corporation for office space in Redwood Shores, California.  As part of the sublease agreement, the Company was required to have an irrevocable letter of credit in the amount of $1,007,282 as a security deposit throughout the nine year lease term.  In the event the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit.  In accordance with a June 25, 2002 amendment to the sublease agreement, which provided for an early termination of the sublease, on June 28, 2002 the entire letter of credit was drawn down and the cash was provided to Inktomi as partial consideration.

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company is required to have an irrevocable letter of credit as a security deposit throughout the five year lease term.  In the event that the letter of credit is drawn upon, the Company has established a certificate of deposit, for an equivalent amount, which serves as collateral for the letter of credit.  The letter of credit for the first year was $542,984 and was reduced to $449,579 on June 29, 2001, the first day of the second lease year. The letter of credit will continue to be reduced by 20% on the anniversary of each subsequent lease year through termination of the lease.

 (f) Recent Accounting Pronouncements

In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets.  FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.  FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  The Company adopted the provisions of FAS 141 as of July 1, 2001 and the provisions of FAS 142 as of January 1, 2002.   During the quarter ended March 31, 2002, the Company reclassified approximately $1,000,000 of intangible assets, approximately $657,000 net of accumulated amortization, associated with employee workforce from intangible assets to goodwill.  Due to the closure of the Commerce Division, the associated values of the goodwill and of the customer list intangible asset were deemed impaired and the net values of approximately $657,000 and $37,000, respectively, were written-down to zero. As of June 30, 2002, the Company had the following intangible assets:

	Amount	Amortization
Amortizable intangible assets:
Customer list	$118,880	$(118,880)
Licensed technology	2,086,305	(405,670)
Patents	3,000,000	(3,000,000)
Total amortizable assets	$5,205,185	$(3,524,550)

Aggregate Amortizaton Expense:
For the six months ended June 30, 2002	$619,644

Estimated Amortizaton Expense:
For the year ended December 31, 2002	$967,362
For the year ended December 31, 2003	$695,436
For the year ended December 31, 2004	$637,483

Had the amortization provisions of FAS 142 been applied as of January 1, 2001 for all of the Company’s acquisitions, it would not have had a material impact on the Company’s net loss and loss per common share for the six month period ended June 30, 2001.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121.  For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity, rather than a segment of a business.  Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under FAS 142. The provisions of FAS 144 are required to be adopted no later than the year beginning after December 15, 2001. The Company adopted FAS 144 effective January 1, 2002 and during the three month period ended June 30, 2002 the Company wrote-off approximately $4.7 million and $694,000, respectively, of tangible and intangible assets due to the plan to close the Commerce Division in its entirety during the third quarter of 2002.

(g) Reclassification

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

(2) RESTRUCTURING AND IMPAIRMENT CHARGES

During the second quarter of 2002, the Company’s management approved plans to terminate the lease for the Redwood Shores, California facility and to close the Commerce Division. A restructuring/impairment charge of approximately $7.8 million was recorded to reflect these actions. The charge reflects the costs associated with terminating the Redwood Shores, California facility lease, the costs of severance and other employee benefits related to the termination of approximately 18 employees, as well as the disposal and write-down of tangible and intangible assets associated with the closure of the Commerce Division.  As discussed below, in the fourth quarter of 2001, the Company recorded a restructuring charge related to the Redwood Shores, California facility for consolidation of excess space.  Due to the early termination of the lease for the Redwood Shores, California facility, approximately $6.5 million of the 2001 reserve related to this facility was reversed.  This reversal, combined with the charge associated with the second quarter 2002 plans, resulted in a net restructuring/impairment charge of approximately $1.3 million for the three months ended June 30, 2002.  As of June 30, 2002, the balance of the accrued restructuring/impairment charge recorded in 2002 consisted of the following:

	Total	Termination of facility lease	Employee severance and other benefit related costs	Revaluation of intangible assets	Disposal of tangible assets	Other
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—

Restructuring charges, net	7,798,411	2,049,066	83,980	694,174	4,684,785	286,406

Cash payments	(1,007,282)	(1,007,282)	—	—	—

Non-cash charges	(5,624,036)	(194,313)	—	(694,174)	(4,684,785)	(50,764)

Balance at June 30, 2002	$1,167,093	$847,471	$83,980	$—	$—	$235,642

In 2001, the Company’s management approved restructuring actions to respond to the global economic downturn and to improve the Company’s cost structure by streamlining operations and prioritizing resources in strategic growth areas of the Company’s business. The Company recorded a restructuring/impairment charge of approximately $9.9 million to reflect these actions. This charge consisted of the costs related to the consolidation of excess facilities, severance and other employee benefit costs related to the termination of approximately 63 employees, as well as a revaluation of the intangible assets associated with the Commerce Division.  During the second quarter of 2002, as a result of the early termination of the Redwood Shores, California facility lease, the remaining balance of the reserve associated with the facility, of approximately $6.5 million, was reversed and a new reserve was established.  As of June 30, 2002, the balance of the accrued restructuring/impairment charge recorded in 2001 consisted of the following:

	Total	Facility consolidation	Employee severance and other benefit related costs	Revaluation of intangible assets
Balance at January 1, 2001	$—	$—	$—	$—
Restructuring charges, net	9,876,123	8,975,976	430,750	469,397
Cash payments	(343,776)	—	(343,776)	—
Non-cash charges	(469,397)	—	—	(469,397)
Balance at December 31, 2001	9,062,950	8,975,976	86,974	—
Cash payments	(1,051,921)	(964,947)	(86,974)	—
Non-cash charges	—	—	—	—
Adjustment to reserve	(6,488,662)	(6,488,662)	—	—
Balance at June 30, 2002	$1,522,367	$1,522,367	$—	$—

(3) ACQUISITION

On December 3, 2001, the Company entered into an Asset Purchase Agreement (the “Agreement”) with BrightStreet.com, Inc. (“BrightStreet.com”), whereby the Company acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of its common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of its common stock and approximately $369,000 in acquisition costs.  The cash payments consisted of approximately $843,000 in cash advances to fund BrightStreet.com’s working capital under the terms of a Management Services Agreement and an $825,000 payment at closing.  The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share.  The performance-based warrant is exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share.

In conjunction with the Agreement, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all right, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If the Company makes such Payment by that date, the Company shall own all rights, title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents.  Until the Company takes title to the Patents, it may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payment by December 3, 2005, the Company shall retain a license to the Patents, but the license shall convert to a non-exclusive license.

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

The BrightStreet.com acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The Company is amortizing the identifiable intangible assets on a straight-line basis over 3 years.  The total purchase price of $2,221,901 was allocated as follows:

Fixed assets, net	$742,301
Accounts receivable	136,827
Licensed technology	2,086,305
Capital lease obligations	(695,479)
Other liabilities	(48,053)
Total consideration	$2,221,901

(4) LITIGATION

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 2002, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”) which is summarized below.

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

•                    $250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings’ patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion.  This dispute is based in part on the fact that the Company may be entitled to a license under the coolsavings’ patent at issue as a result of the Company’s acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between coolsavings and BrightStreet.com regarding the same coolsavings patent at issue in the Company’s settled litigation.  As such, the parties are currently in discussions regarding the resolution of this issue.; and

•                    up to $450,000 if and to the extent the coolsavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.  This component of the settlement arrangement has not been accrued for because the possibility of the Company having to make this payment continues to remain remote.

From time to time, the Company is a party to various legal proceedings incidental to its business.  None of these proceedings is considered by management to be material to the conduct of the Company’s business, operations or financial condition.

 (5) RIGHTS OFFERING

On October 19, 2001, the Company closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares.  Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the Company’s Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances).  After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction was approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.6 million, which relates to promissory notes issued to the Company as part of the consideration for the common stock purchased under the rights offering, was received during the second quarter of 2002 (see Note 6 - Notes Receivable from Stockholders for additional information).

(6) NOTES RECEIVABLE FROM STOCKHOLDERS

As part of its October 2001 rights offering, the Company sold shares of its common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, one of the Company’s stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG.  Venturetec and Pine each delivered to the Company a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering.  Venturetec’s note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine’s note was in the principal amount of CHF 8,687,530

(approximately $5.3 million).

On January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the rights offering. The CHF 2,500,000 (approximately $1.6 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

•                  In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying the Company CHF 2,083,334 (approximately $1.3 million) and delivered to the Company an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to May 15, 2002. The Company simultaneously returned Pine’s original CHF 8,687,530 promissory note.

•                  Venturetec paid the Company CHF 416,666 (approximately $256,000) and delivered to the Company an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec’s secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec’s original subscription price for the shares of the Company’s common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. The Company simultaneously returned Venturetec’s original CHF 8,500,000 promissory note.

All of the outstanding principal and interest under the promissory notes issued by Pine and Venturetec were fully received by the Company in April 2002.  In connection with the proceeds of the promissory notes, the Company incurred a foreign currency loss of approximately $258,000 in the second quarter of 2002 based upon the difference between the currency rates at the time the cash was received and the closing of the rights offering.

(7) COMPREHENSIVE INCOME (LOSS)

The functional currency of the Company’s international operation is the local currency. Accordingly, all assets and liabilities of its U.K. subsidiary are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For the three months ended June 30, 2002, the Company recorded foreign currency translation gain of approximately $21,000.  There were no gains or losses resulting from foreign currency translations for the three months ended June 30, 2001.

(8) CHANGE IN SECURITIES

Per a Stock Release Agreement dated June 25, 2002 between the Company and Inktomi Corporation, pursuant to a settlement agreement related to the early termination of the Company’s Redwood Shores, California sublease, the Company agreed to release 637,925 shares of its common stock contained in an indemnity fund.  These shares were held in escrow in conjunction with the Company’s acquisition of the Commerce Division from Inktomi that was consummated in March 2001.

In relation to the acquisition of the Commerce Division, the Company delivered a letter to Inktomi Corporation on April 25, 2002 notifying Inktomi of the expiration of its right to receive 191,378 of the earnout shares held in escrow and the expiration of its right to exercise a warrant to purchase up to 1,860,577 shares of the Company’s common stock.  As revenue during the first earnout period (which ended March 27, 2002) did not meet the contractually defined earnout revenue target, the earnout shares were not earned and were therefore released from escrow and returned to E-centives.  In addition, since revenue was below the contractually defined warrant revenue target for the warrant period (which ended March 27, 2002) no portion of the warrant vested and, as a result, Inktomi could not exercise the warrant.

(9) RECENT DEVELOPMENTS

(a) Workforce Reduction

In July 2002, in association with the diminished activities of the Company’s Promotions Network system and its focus on improving operational efficiencies and strengthening the financial performance of its business, the Company reduced its workforce by 18 positions.  Employee separation costs of approximately $137,000 included severance and other benefit costs, and will be reflected in the third quarter financials statements.

(b) Potential Acquisition

The Company is in negotiations to acquire certain assets and liabilities of a U.S. based Internet company in exchange for E-centives’ stock.  The Company has executed an Asset Purchase Agreement regarding the proposed acquisition, however, all of the necessary conditions for closing the transaction were not met by the target company prior to the agreed upon closing date.  The Company is thus considering all options, including the continued viability of the planned transaction on previously negotiated terms.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties.  While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control.  These statements are inherently predictive and speculative, and it should not be assumed that they will prove to be correct.  A number of important factors, including those identified under the caption “Risk Factors” in our registration statement on Form S-1 (SEC File No. 333-64578), our registration statement on Form S-3 (SEC file No. 333-73900) and our annual report on Form 10-K for the year ended December 31, 2001, which are all hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information.  Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, the ability of BrightStreet.com to achieve satisfactory operating results, our ability to grow our partner network and membership base, membership usage of our system, retention of major merchant clients or significant network partners, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

General

We provide interactive direct marketing technologies and services for global marketers.  We offer a complete suite of technologies, which includes several patented components, that enable leading global businesses to acquire and retain relationships with their audiences.  Through the second quarter of 2002, our suite of solutions included Outsourced e-mail Marketing services, the Interactive Database Marketing system, the Online Promotions Management system, the Promotions Network, the Loyalty System, the Commerce Network and the Commerce Engine.  Our solutions can be used alone or in any combination thereof.  However, during the second quarter of 2002 we decided to suspend offering our Commerce products and services and in July of 2002 we decided to scale back our Promotions Network system offerings.

•                  Our Outsourced e-mail Marketing services enable companies to build ongoing, personalized dialogs with their audiences. Our systems can maximize effectiveness of e-mail marketing campaigns through testing and targeting and are proven to raise response and conversion rates, enabling our clients to boost sales, strengthen brands and build loyalty with their customers.

•                  Our Interactive Database Marketing system is a solution targeted at consumer packaged goods (CPG) companies.  It allows those businesses to establish direct to consumer relationships through a set of integrated tools that include a customer transaction database, a data warehouse, targeted e-mail marketing, a micro site and survey generator, and our patented coupon promotion system.  Our system integrates all the touch point activity with the consumer, enabling all the data to be collected and correlated in on database in order to provide a more comprehensive and accurate view of the value of a consumer to the CPG company.

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

•                  Our Loyalty System solution enables leading Internet sites to provide their site visitors with easy and convenient access to personalized promotional offers. By delivering added value to their consumers, our system has proven to be a valuable tool for increasing registrations and encouraging return site visits.

•                  Our Commerce Network, which we intend to eliminate during the third quarter of 2002, allows merchants to reach millions of online consumers by integrating their entire product catalog into leading search and shopping services used by top Internet sites. Our technology and network of sites enable merchants to reach consumers where they actively search for products and when they are most likely to buy.

•                  Our Commerce Engine, which we intend to eliminate during the third quarter of 2002, provides Internet sites with leading product search and comparison shopping tools. From dynamic e-marketplaces to customized product search applications, these solutions help businesses provide their users with the support tools they need to make smarter purchase decisions.

To date we have not been profitable, incurring net losses of $13.7 million for the six months ended June 30, 2002 and net losses of $45.0 million, $29.9 million, and $16.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to manage our human and capital resources more efficiently.  In 2001, management approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. During 2001 we recorded restructuring and impairment charges of $9.9 million to reflect these actions. This charge consisted of costs related to the consolidation of excess facilities in our Bethesda, Maryland and Redwood Shores, California locations, severance and other employee benefit costs related to the termination of approximately 63 employees, as well as a revaluation of the intangible assets associated with the Commerce Division.  In the second quarter of 2002, we recorded an additional net restructuring and impairment charge of $1.3 million for the termination of our lease for the Redwood Shores, California facility and the closure of our Commerce Division. The charge related to the Redwood Shores, California facility was the net effect of the costs associated with terminating the lease and the reversal of the remaining 2001 accrued restructuring/impairment balance related to this facility. The Commerce Division related charge consists of severance and other employee benefit costs for the termination of 18 employees, closing down the United Kingdom subsidiary, as well as the disposal and write-down of tangible and intangible assets associated with the Commerce Division.  During July 2002, in connection with scaling back our Promotions Network system, we further reduced our workforce by 18 positions.  We have similarly undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

Our Products

We launched our direct marketing services in November 1998 by delivering e-centives through our Promotions Network.  While we were introducing our Promotions Network system, between November 1998 and June 1999 we allowed marketers to use the system at no charge.  We then began generating revenue in the third quarter of 1999.  In conjunction with the acquisition of the Commerce Division, the Commerce Engine and Commerce Network began generating revenue in late March 2001.  In August 2001, we started producing revenue from our Outsourced e-mail

Marketing services, and through the acquisition of BrightStreet.com in December 2001, we began generating revenue by providing Interactive Database Marketing and Online Promotions Management solutions. During the second quarter of 2002 we decided to suspend offering our Commerce products and services.  The majority of the customer agreements for the Commerce Engine and Commerce Network were terminated by the end of the second quarter of 2002 (which termination notices were substantially in the same form as the attached exhibit to this Quarterly Report as exhibits) and it is our intention that the remaining agreements will be terminated by August 30, 2002. In addition, in July of 2002 we decided to scale back our Promotions Network system offerings by fulfilling our existing contracts and not focusing on selling new agreements. Therefore, our primary product offerings will be our Outsourced e-mail Marketing services, our Interactive Database Marketing system and our Online Promotions Management.

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

Our Interactive Database Marketing System

With the acquisition of BrightStreet.com in December 2001, we combined our e-mail marketing system, our data warehousing system, our online reporting system and our online promotion system and began offering our Interactive Database Marketing system.  This technology and infrastructure is used for powering direct consumer marketing for CPG companies.  This system enables CPG companies to acquire consumers, collect brand preference and usage information from them, segment them within loyalty categories, communicate with them via e-mail marketing, deliver our patented coupons to them, track the individual usage of each coupon, as well as track and report every consumer interaction with the system to help better understand the consumers and build more loyal consumers for the CPG companies.

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

PromoMail, the primary service we provide our marketers, consists of targeted e-mails highlighting a marketer’s specific promotion.  Our application provides network partners with the ability to present offers to their users without the costs and challenges of building and maintaining their own online direct marketing system. Typically, we compensate our network partners for members we acquire through their web sites by paying a percentage of the revenue we generate from the delivery of e-centives to such members and/ or by paying a fee for each new member.

Our Commerce Products and Services

Through the acquisition of the Commerce Division, we acquired a comprehensive system that provides product search, price comparison and merchandising services.  Our commerce products and services include the Commerce Engine and the Commerce Network, and as previously mentioned as part of our second quarter 2002 restructuring plan, we will be discontinuing the offering of these products.

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

Commerce Network. Our system enables merchants to distribute and promote their products to the end users of our Commerce Engine customers.  It collects product data from merchants, normalizes it into appropriate categories, indexes it and makes it available for access through our Commerce Engine customers, and refreshes it regularly to reflect pricing changes and availability

Acquisition of BrightStreet.com

On December 3, 2001, we entered into an Asset Purchase Agreement (the “Agreement”) with BrightStreet.com, Inc. (“BrightStreet.com”) whereby we acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  We acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of our common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of our common stock and about $369,000 in acquisition costs.

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

Critical Accounting Policies

We have identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Such critical accounting policies are as follows:

•                  Revenue recognition

•                  Estimating valuation allowance for doubtful accounts

•                  Valuation of long-lived assets

•                  Estimation of Restructuring Accruals

(a) Revenue Recognition

Revenue is generated by providing promotions marketing services, outsourced e-mail marketing services and various other consulting services, as well as licensing our software products.  Our current products and services principally include Outsourced e-mail Marketing, Interactive Database Marketing and licensing of the Online Promotions Management Solutions technology. Although we plan to reduce the offerings of the PromoMail service and eliminate the Commerce Engine and the Commerce Network, these products and services did contribute revenue through June 30, 2002.

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

Interactive Database Marketing:  Revenue is generated by charging fees for data hosting, site hosting, list management, account management, strategy and creative services, e-mail delivery and management services, promotions system licensing, as well as tracking and analytical services.  Revenue related to one-time service charges for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

Online Promotions Management: Revenue for our Online Promotions Management system consists of fees from the sale of licenses for our technology.  This revenue is recognized ratably over the contractual period.

PromoMail: Marketers can purchase the PromoMail service on a fixed fee basis or on a performance basis.  For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent, and revenue related to the service is recognized upon transmission of the e-mail.  When marketers purchase the service on a performance basis, revenue is based solely on the actions of our members.  We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members.  Beginning January 1, 2002, revenue for performance related agreements is being recognized upon cash receipts from the marketers for the actions of our members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of our members.  This change in revenue recognition policy is due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition to a cash receipts basis did not have a significant impact on the first two quarters of 2002 and is not expected to have a significant impact on future periods.

Commerce Engine: Revenue from the Commerce Engine is primarily generated through license, support and maintenance fees, from Internet portal and other web site customers.  Revenue is recognized ratably over the expected term of the customer relationship.

Commerce Network: Through the Commerce Network, we earn a contractually specified amount from merchants based on the number of end users who click on their specified link or the amount of merchant’s sales generated by the end users.  Beginning January 1, 2002, revenue is recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action by an end user occurred.  This change in revenue recognition policy is due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue. The change in revenue recognition to a cash receipts basis did not have a significant impact on the first two quarters of 2002 and is not expected to have a significant impact on future periods.

Customers may also contract for consulting services, such as assistance with promotions planning, consumer acquisition, and analytics.  Revenue related to these consulting services is recognized as the related services are provided.

Revenue for the first two quarters of 2001 included approximately $1.4 million in barter revenue, which represent exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites (“marketing partner transactions”).  Revenues and expenses from these marketing partner transactions are recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered is based upon our recent historical experience of cash received for similar e-mail deliveries.  Such revenues are recognized when the promotional e-mails are delivered.  Corresponding expenses are recognized for the advertisements received when our advertisements are displayed on the reciprocal web sites or properties, which is typically in the same period as delivery of the promotional e-mails and are included in sales and marketing expense. There were no marketing partner transactions during the first two quarters of 2002.

(b) Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, we recorded bad debt expense of approximately $35,000 for the six months ended March 31, 2002.  As of June 30, 2002, our accounts receivable balance was about $760,000, net of allowance for doubtful accounts of approximately $59,000.  We recorded bad debt expense of approximately $75,000 during the six months ended June 30, 2001.

(c) Valuation of long-lived assets

We perform an on-going analysis of the recoverability of our long-lived assets and, for the first half of 2002, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment.  During the three month period ended June 30, 2002 we wrote-off approximately $4.7 million of tangible assets due to our plan to close the Commerce Division.  Because of this plan, we also recorded an impairment charge of $694,000 for the full value of the intangible assets associated with the Commerce Division.  This was subsequent to the impairment charge of $469,000 that we took during the fourth quarter of 2001 that resulted from the revaluation of the Commerce Division.

Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we could determine that it is necessary to take additional material impairment charges in future periods.

(d) Estimation of Restructuring Accruals

During 2001, we implemented an expense reduction plan as part of our strategy focused on improving operational efficiencies and strengthening the financial performance of our business.  In addition, we implemented other measures to reduce planned expenses. These efforts resulted in the consolidation of excess facilities and elimination of redundant positions. As a result of this restructuring plan, we recorded charges of approximately $9.4 million during 2001. These charges related mainly to the consolidation of two facilities and workforce reductions of 63 positions. Facility consolidation costs of approximately $9.0 million included expected losses on subleases, brokerage commissions and other costs. Employee separation costs of approximately $431,000 included severance and other benefits.  During the second quarter of 2002, the remaining accrued reserve balance of approximately $6.5 million, associated with the consolidation of the Redwood Shores, California facility, was reversed because a new reserve was established to reflect the termination of the lease.  As of June 30, 2002, the accrued liability related to the 2001 restructuring charge was approximately $1.5 million.

During the second quarter of 2002, management approved plans to terminate the lease for the Redwood Shores, California facility and to close the Commerce Division. A restructuring/impairment charge of approximately $7.8 million was recorded to reflect these actions. The charge includes approximately $2.0 million in costs associated with terminating the Redwood Shores, California facility lease, $84,000 in severance and other employee benefit costs related to the termination of approximately 18 employees, as well as approximately $5.7 million for the disposal and write-down of tangible and intangible assets and other related expenses associated with the Commerce Division.  As of June 30, 2002, the balance of the accrued restructuring/impairment charges recorded in 2002 was about $1.2 million.

The calculation of the 2001 restructuring accrual related to consolidation of two of our offices required us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease.  We used the assistance of independent real estate brokerage firms in making these estimates and our estimates may be impacted by future economic trends.  Due to the early termination of the one of the office facility leases, we had to reverse the associated reserve balance and establish a new reserve for the actual costs incurred in terminating the lease.  If the actual results for the other facility differ from our estimates, we may be required to adjust our restructuring accrual.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets.  FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.  FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  We adopted the provisions of FAS 141 as of July 1, 2001 and the provisions of FAS 142 as of January 1, 2002.  During the quarter ended March 31, 2002, we reclassified approximately $1,000,000 of intangible assets (approximately $657,000 net of accumulated amortization) associated with employee workforce from intangible assets to goodwill, which in accordance with FAS 142 is no longer being amortized.  Due to the closure of the Commerce Division, the associated values of the goodwill and the Customer List intangible asset were deemed impaired and the net values of approximately $657,000 and $37,000, respectively, were written-off. Had the amortization provisions of FAS 142 been applied as of January 1, 2001, for all of our acquisitions, it would have had an immaterial impact on our net loss and loss per common share for the six month period ended June 30, 2001. As of June 30, 2002, we had the following intangible assets:

	Amount	Amortization
Amortizable intangible assets:
Customer list	$118,880	$(118,880)
Licensed technology	2,086,305	(405,670)
Patents	3,000,000	(3,000,000)
Total amortizable assets	$5,205,185	$(3,524,550)

Aggregate Amortizaton Expense:
For the six months ended June 30, 2002	$619,644

Estimated Amortizaton Expense:
For the year ended December 31, 2002	$967,362
For the year ended December 31, 2003	$695,436
For the year ended December 31, 2004	$637,483

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121.  For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under FAS 142. The provisions of FAS 144 are required to be adopted no later than the year beginning after December 15, 2001. We adopted FAS 144 effective January 1, 2002 and during the three months ended June 30, 2002 we wrote-off approximately $4.7 million and $694,000, respectively, of our tangible and intangible assets due to our plan to close the Commerce Division.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended June 30, 2002 and 2001.

Revenue.  Revenue increased by $517,000 to $1,920,000 for the three months ended June 30, 2002, compared to $1,403,000 for the three months ended June 30, 2001.  Revenue for the three months ended June 30, 2002 included revenue from new sources: $759,000 from our Interactive Database Marketing and Online Promotions Management systems and $139,000 from our Outsourced e-mail Marketing services.  Revenue from our Commerce products and services increased by $188,000 to $891,000, primarily due to accelerated revenue recognition of approximately $500,000 for the early termination of a large customer agreement. Due to our suspension of offering the products and services under the Commerce Division, this revenue stream will not have a material impact on future periods.  The $151,000 in revenue from our Promotions Network system was a year over year decrease of $549,000. This is due to the decrease in both the size and the number of sales of our PromoMail service.  As our restructuring plans include eliminating our Commerce products and services, scaling back our Promotions Network system services and focusing on our Interactive Database Marketing system, Online Promotions Management system and our Outsourced e-mail Marketing services, we expect revenue from these new business lines will continue to increase in the future.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. Cost of revenue decreased by $497,000 to $2,243,000 for the three months ended June 30, 2002, compared to $2,740,000 for the three months ended June 30, 2001.  The decrease is primarily the combined effect of the one-time purchase of outbound e-mail services during 2001, lower revenue share payments associated with the lower Promotions Network revenue and the reduction in personnel related costs due to the reductions in our staff.  We expect cost of revenue to continue to decrease due to the elimination of the Commerce products and services and the scaling back of the Promotion Network System services.  This will lead to lower depreciation and revenue share costs, as well as lower network and hosting charges.

Product Development.  Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department.  We expense product development costs as incurred.  Product development expenses decreased by $1,264,000 to $1,157,000 for the three months ended June 30, 2002, compared to $2,421,000 for the three months ended June 30, 2001.  This decrease is primarily attributable to the reduction in product development personnel resulting from our organizational efficiency initiatives.

General and Administrative.  General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives.  In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization.  General and administrative expenses decreased by $71,000 to $3,076,000 for the three months ended June 30, 2002, compared to $3,147,000 for the three months ended June 30, 2001.  This decrease is the net effect of lower rent (due to the restructuring plans related to the consolidation of excess office facilities) and amortization of $363,000 and $178,000, respectively, offset by a $258,000 foreign currency exchange loss (associated with the notes receivable from stockholders) and increased general and administrative costs caused by the BrightStreet.com acquisition in December 2001.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures.  Sales and marketing expenses decreased by $2,147,000 to $1,297,000 for the three months ended June 30, 2002, compared to $3,444,000 for the three months ended June 30, 2001.  As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced advertising and promotional expenditures and will continue to evaluate our marketing needs in the future.  Such efforts resulted in a decrease in printed publications, on-line media, out-of-home media and broadcast media expenditures of approximately $1,104,000, $329,000, $301,000 and $85,000, respectively.  In addition, the reduction in the number of sales and marketing personnel contributed to the decrease in costs.

Network Partner Fees.  Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners’ site.  Network partner fees decreased by $280,000 to $1,000 in the three months ended June 30, 2002, compared to $281,000 in the three months ended June 30, 2001.  This decrease is the result of the shift from paying our network partners a fixed fee per new member to revenue share arrangements that are classified as cost of revenue, as well as the termination of affiliate agreements to acquire new members.

Restructuring and Impairment Charges.  Starting in 2001, we began to take certain actions to better align our costs with revenues and to position us for profitable growth in the future. In April 2001 we eliminated 21 positions, incurring a charge of approximately $200,000. During the second quarter of 2002, we commenced restructuring plans that involved closing the Commerce Division and early termination of the sublease agreement for our Redwood Shores, California facility.  Closure of the Commerce Division is expected to result in approximately $5.7 million in expenses, including costs associated with a reduction of our workforce of 18 personnel, as well as write-offs and disposals of both intangible and tangible assets associated with the Commerce Division. The early termination of the Redwood Shores, California sublease is expected to incur costs of approximately $2.1 million, which includes relinquishment of the $1.0 million certificate of deposit that served as collateral for the letter of credit associated with the lease.  However, the costs of these 2002 restructuring plans were offset by an approximate $6.5 million reversal of the balance of the accrued restructuring charge that was established in December 2001 in conjunction with our efforts to more efficiently use our Redwood Shores facility.  We had originally planned to leave approximately 50% of the office space unoccupied and available for sub-lease, but subsequently decided that it was more cost efficient to terminate the lease due to the lack of viable sublease alternatives.

Stock-based Compensation.  Stock-based compensation expense consists of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees.  Stock-based compensation expenses decreased by $234,000 to $95,000 for the three months ended June 30, 2002, compared to $329,000 for the three months ended June 30, 2001.  This decrease is attributable to historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination.

Net loss.  Net loss improved by $3.8 million to $7,162,000 for the three months ended June 30, 2002, compared to $10,997,000 for the three months ended June 30, 2001.  As described above, revenue increased by $517,000 and our efforts to reduce costs resulted in a decrease in cost of revenue and operating costs of $497,000 and $2,886,000, respectively.

The following presents our financial position and results of operations as of and for the six months ended June 30, 2002 and 2001.

Revenue.  Revenue increased by $57,000 to $3,263,000 for the six months ended June 30, 2002, compared to $3,206,000 for the six months ended June 30, 2001.  The new product and service offerings from our Interactive Database Marketing and Online Promotions Management systems added $1,498,000 to our 2002 revenue while our Outsourced e-mail Marketing services added $232,000 to our 2002 revenue.  In addition, the $1.3 million in revenue from the Commerce Division was higher by $563,000 due to the accelerated revenue recognition of approximately $500,000 for cancelled agreements and the fact that the Commerce Division was acquired in late March 2001 and therefore did not contribute much revenue in the first quarter of 2001.  However, due to our plans to close the Commerce Division, the associated products and services will contribute minimal revenue to future periods. Our Promotions Network system experienced an $865,000 decrease in revenue that stemmed from a decline in the number of sales, as well as a decrease in the size of the sales of our PromoMail service.  Additionally, $1,371,000 or 43% of the revenue for the first six months of 2001 was generated through marketing partner transactions.  We did not engage in any marketing partner transaction activity during 2002.

Cost of Revenue.  Cost of revenue decreased by $811,000 to $3,995,000 for the six months ended June 30, 2002, compared to $4,806,000 for the six months ended June 30, 2001.  The decrease is primarily the net effect of the one-time purchase of $1,100,000 of outbound e-mail services during the first half of 2001 and lower revenue share payments associated with the lower Promotions Network revenue, being offset by higher costs during 2002 for the addition of the Commerce Division and BrightStreet.com. Since the Commerce Division was acquired at the end of the first quarter of 2001 and BrightStreet.com was acquired at the end of the fourth quarter of 2001, they contributed minimal cost of revenue related expenses for the six months ended June 30, 2001.

Product Development.  Product development expenses decreased by $1,178,000 to $2,524,000 for the six months ended June 30, 2002, compared to $3,702,000 for the six months ended June 30, 2001.  Although the first half of 2002 included the products and services of the Commerce Division and BrightStreet.com acquisitions, while 2001 did not include them for the full period, costs decreased year over year as a result of the reduction in product development personnel and reduced costs resulting from our organizational efficiency initiatives.

General and Administrative.  General and administrative expenses increased by $1,578,000 to $6,708,000 for the six months ended June 30, 2002, compared to $5,130,000 for the six months ended June 30, 2001.  Higher depreciation and amortization of $400,000, primarily due to the acquisitions of the Commerce Division and BrightStreet.com, and a $258,000 foreign currency exchange loss in 2002, associated with the notes receivable from stockholders, contributed to the increase.  In addition, overall general and administrative related expenses for such things as Corporate Insurance, occupancy related costs and professional fees increased as a result of the acquisitions of the Commerce Division and BrightStreet.com.

Sales and Marketing.  As a result of our cost-cutting efforts, sales and marketing expenses were lower by $4.3 million, decreasing from $6,730,000 for the six months ended June 30, 2001 to $2,424,000 for the six months ended June 30, 2002.  Although sales and marketing for the six months ended June 30, 2002 included a full six months of expenses related to the addition of the Commerce Division and BrightStreet.com products and services, an overall decrease in advertising and promotional expenditures during 2002 led to the overall reduction in costs.  Our efforts resulted in a decrease in printed publications, on-line media, out-of-home media and broadcast media expenditures of approximately $1,632,000, $1,417,000, $458,000 and $170,000, respectively. In addition, the reduction in the number of sales and marketing personnel contributed to the decrease in costs.

Network Partner Fees.  Network partner fees decreased by $909,000 to $2,000 in the six months ended June 30, 2002, compared to $911,000 in the six months ended June 30, 2001.  This decrease is primarily the result of the termination of the Co-Branding Agreement with Excite, which accounts for approximately $433,000 of the decrease, in addition to the expiration of other agreements requiring payments of fees for new members.

Restructuring and Impairment Charges.  During the first half of 2001 we recorded a net restructuring/impairment charge of $200,000, while in the first half of 2002 we recorded a charge of $1,310,000.  The charge for 2001 related to the elimination of 21 positions in April 2001 and represented the first of our restructuring plans that focused on improving our cost structure by streamlining operations and prioritizing resources in strategic areas of our business.  During the first half of 2002, our plans included closing down the Commerce Division and terminating the lease for our Redwood Shores, California facility.  Closure of the Commerce Division is expected to result in approximately $5.7 million in expenses, including costs associated with a reduction of our workforce of 18 personnel, as well as write-offs and disposals of both intangible and tangible assets associated with the Commerce Division. In terminating the Redwood Shores, California facility we expect to incur costs of approximately $2.1 million, which includes relinquishing the $1.0 million certificate of deposit that served as collateral for the letter of credit associated with the lease.  However, the costs of the 2002 restructuring plans were offset by an approximate $6.5 million reversal of the balance of the accrued restructuring charge that was established in December 2001 in conjunction with our effort to consolidate our Redwood Shores facility.  We had originally planned to leave approximately 50% of the office space unoccupied and available for sub-lease, but subsequently decided that it was more efficient to terminate the lease due to the lack of viable sublease alternatives.

Stock-based Compensation.  Stock-based compensation expenses decreased by $472,000 to $201,000 for the six months ended June 30, 2002, compared to $673,000 for the six months ended June 30, 2001.  This decrease is attributable to historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination.

Interest Income.  Interest income for 2001 consisted only of income on our cash balances, while interest income for 2002 also included interest from our promissory notes.  However, interest income decreased by $245,000 to $247,000 for the six months ended June 30, 2002, compared to $492,000 for the six months ended June 30, 2001.  The lower interest income is primarily the result of earning less interest on our investments due to lower cash balances, in addition to lower interest rates resulting from general economic conditions.

Net Loss.  Net loss improved by $4.8 million to $13.7 million for the six months ended June 30, 2002, compared to $18.5 million for the six months ended June 30, 2001.  Although revenue only increased by $57,000, interest income was lower by $245,000 and restructuring and impairment charges increased by $1.3 million, our efforts to reduce costs resulted in a combined decrease in cost of revenue and operating costs of $6.2 million, excluding the $1.3 million of net restructuring and impairment charges.

Liquidity and Capital Resources

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX New Market Segment of the SWX Swiss Exchange.  Through these financing activities, we raised net proceeds of approximately $82.5 million. During 2001, we received approximately $12.6 million in net proceeds from our rights offering, with additional net proceeds (relating to the promissory notes from Venturetec and Pine, net of the associated commission fees) of $9.6 million received during the second quarter of 2002.

On June 30, 2002 we held $9,308,000 in cash and cash equivalents.  In addition, we have restricted cash of $450,000 in the form of a certificates of deposit that serves as collateral for a letter of credit commitment to secure our lease payment obligations for the Bethesda, Maryland office.

Cash used in operating activities was $10,432,000 and $12,239,000 for the six months ended June 30, 2002 and 2001, respectively.  Net cash flows used in operating activities for both periods primarily reflect our net losses for the first six months of the year.

Cash provided by investing activities was $649,000 for the six months ended June 30, 2002 and cash used in investing activities was $3,044,000 for the six months ended June 30, 2001.  The majority of the cash provided by investing activities for the half of 2002 is due to the decrease of $1 million in restricted cash resulting from the certificate of deposit, which was used as collateral for the letter of credit commitment associated with the Redwood Shores, California office, being converted to cash.  The cash was subsequently transferred to Inktomi Corporation, in accordance with the amendment to the sublease agreement that provided for an early termination of the sublease (which was part of our 2002 restructuring plan). The cash provided by investing activities also includes $297,000 used to purchase property and equipment. The cash used in investing activities for 2001 reflects the purchase of the $1 million certificate of deposit used as collateral for the Redwood Shores, California office, the purchase of $1,700,000 in property and equipment and a $504,000 cash outflow related to the acquisition of the Commerce Division.  The $1.4 million decrease in the purchasing of property and equipment is the result of our efforts to preserve cash by closely monitoring our capital expenditures.

For the six months ended June 30, 2002, the net cash provided by financing activities of $10.2 million, reflects the $10.3 million proceeds from the notes receivable from stockholders that were issued in conjunction with our October 2001 rights offering. Net cash used in financing activities of $1,216,000, for the six months ended June 30, 2001, is primarily the result of the March 2, 2001 payment of $1,236,000 for dividends that were declared on our preferred stock in 2000.

We believe that our existing cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the first quarter of 2003.  Should future revenue be insufficient to cover the our operating costs, we will need to secure additional funds to ensure future viability.  We may need to raise additional funds sooner to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business. To the extent that our existing funds are not sufficient to enable us to operate through December 31, 2002, Friedli Corporate Finance is committed to providing the necessary funding to enable us to continue to operate through December 31, 2002.  Additionally, management has developed a series of contingency plans for the purpose of conserving working capital should actual revenues fall short of our internal projections.  These contingency plans can be enacted quickly and will eliminate significant amounts of variable costs, and enhance our overall liquidity position.  Variable costs account for approximately 70% of the our total operating expenses and include such items as payroll and related benefits, bonuses and commissions, travel and entertainment, marketing and various professional services.  The actions taken in the second quarter of 2002 exemplify our efforts to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business.

RECENT DEVELOPMENTS

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

Workforce Reduction

Subsequent to the second quarter of 2002, in association with the restructuring program that was previously adopted, we decided to scale back our Promotions Network system so that we could continue to focus on improving operational efficiencies and strengthening the financial performance of our business.  Therefore, in July 2002 we reduced our workforce by 18 positions. Employee separation costs of approximately $137,000 included severance and other benefit costs, and will be included in the third quarter financial results.

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

(b) Foreign Exchange Rate Sensitivity

We primarily operate in the United States; however, we have expanded our operations, including a sales office in London, United Kingdom. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the six months ended June 30, 2002, we recorded insignificant sales in foreign currencies. In conjunction with closing our Commerce Division, we plan to close our office in London by the end of 2002.

We are exposed to the impact of foreign currency changes associated with the British Pound, for our London subsidiary’s financial instruments, which are limited to cash and cash equivalents. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Pound. At June 30, 2002, our London subsidiary maintained cash and cash equivalents of approximately £23,000 or approximately $35,000. We believe that a 10% increase or decline in the Pound exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

We are also exposed to the impact of foreign currency changes associated with the Swiss Franc, due to the Swiss Franc promissory notes that were issued to us by Pine and Venturetec. In April 2002, we received all of the outstanding principal and interest under the promissory notes and incurred a foreign currency loss of approximately $258,000 in the second quarter of 2002 based upon the difference between the currency rates at the time the cash was received and at the closing of the rights offering.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the six months ended June 30, 2002, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”), which is summarized below.

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

•                  $250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings’ patent currently in dispute.  However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion.  This dispute is based in part on the fact that the we may be entitled to a license under the coolsavings’ patent at issue as a result of our acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between coolsavings and BrightStreet.com regarding the same coolsavings patent at issue in our settled litigation.  As such, the parties are currently in discussions regarding the resolution of this issue. and

•                  up to $450,000 if and to the extent the coolsavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.

From time to time, we are a party to various legal proceedings incidental to our business.  None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

Per a Stock Release Agreement dated June 25, 2002 between us and Inktomi Corporation, pursuant to a settlement agreement related to the early termination of the Company’s Redwood Shores, California sublease, we agreed to release 637,925 shares of our common stock contained in an indemnity fund.  These shares were held in escrow in conjunction with our acquisition of the Commerce Division from Inktomi that was consummated in March 2001.

In April 2002, in relation to the acquisition of the Commerce Division, we delivered a letter to Inktomi notifying Inkomi of the expiration of its right to receive 191,378 of the earnout shares held in escrow and the right to exercise a warrant to purchase up to 1,860,577 shares of the our common stock.  As revenue during the first earnout period (which ended March 27, 2002) did not meet the contractually defined earnout revenue target, the earnout shares were not earned and are being released from escrow for return to us.  In addition, since revenue was below the contractually defined warrant revenue target for the warrant period (which ended March 27, 2002) no portion of the warrant vested and, as a result, Inktomi could not exercise the warrant.

Between January 1, 2002 and June 30, 2002, we granted options to purchase a total of 422,000 shares of common stock under the amended and restated Stock Option and Incentive Plan to certain of our employees.  In addition, during that period, 30 shares of our common stock were issued in connection with the exercise of stock options.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual Meeting of Stockholders was held on August 2, 2002.  At the meeting, the stockholders elected three directors to our Board of Directors for the ensuing year and until their successors are elected.  Results of the voting were as follows:

Name of nominees	For	Withheld
Kamran Amjadi	20,110,622	—
Mehrdad Akhavan	20,110,622	—
Peter Friedli	20,110,622	—

ITEM 5.    OTHER INFORMATION

In the second quarter of 2002 we adopted a corporate restructuring program designed to focus our activities on our Outsourced e-mail Marketing, Interactive Database Marketing and Online Promotions Management solutions.  The restructuring plan includes eliminating the products and service offerings of our Commerce Division. The restructuring plan incorporates the closing of our subsidiary in the United Kingdom by the end of 2002, the elimination of 18 positions and the disposal of non-core assets.

Following the acquisition of the Commerce Division from Inktomi Corporation, the Commerce Division business began to deteriorate, as reflected in our previous Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K.  Less money was being spent on this type of technology by businesses, and as a result, several of the Commerce Division clients that were up for renewal did not renew their agreements and a large new customer terminated its contract early. Additionally, new customers were not entering into contracts for our Commerce Division offerings.  Therefore, the Commerce Division resulted in a significant increase in expenses without the corresponding increase in revenues. Due to the decline in the customer base, we concluded that the benefits derived the Commerce Division would not be sufficient to support the product offerings and the decision was made to close the Commerce Division.

The majority of the customer agreements for the Commerce Engine and Commerce Network services were terminated by the end of the second quarter of 2002.  The remaining agreements will be terminated by August 30, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Second Amendment to Sublease dated June 25, 2002 by and between E-centives, Inc. and Inktomi Corporation

10.2	Stock Release Agreement dated June 25, 2002 by and between E-centives, Inc. and Inktomi Corporation

10.3	Form of Contract Termination for Commerce Network

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

During the three month period ended June 30, 2002, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of August, 2002.

E-CENTIVES, INC.

By:	/s/ David A. Samuels

David A. Samuels
Chief Financial Officer (Principal Financial and Accounting Officer)