Form 10-Q
period 2002-09-30
E CENTIVES INC
filed 2002-11-15
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 2002

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

37,349,284 shares of Common Stock, par value $0.01 per share, outstanding as of November 8, 2002.

E-CENTIVES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,929,938	$8,902,259
Accounts receivable, net of allowance for doubtful accounts of $28,309 and $148,127 at September 30, 2002 and December 31, 2001, respectively	1,540,258	2,162,114
Other receivables	15,401	612,710
Prepaid expenses	305,978	336,834
Restricted cash	379,339	89,916
Total current assets	8,170,914	12,103,833
Property and equipment, net	2,486,617	11,154,158
Goodwill, net	—	656,764
Other intangible assets, net	1,506,776	2,446,191
Restricted cash	70,240	1,366,945
Other assets	21,540	100,772
Total assets	$12,256,087	$27,828,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,669,603	$1,992,776
Accrued expenses	1,301,704	2,718,781
Accrued restructuring costs	1,260,406	2,170,206
Deferred revenue	270,167	2,523,729
Current portion of capital leases	220,662	208,331
Other liabilities	136,583	312,627
Total current liabilities	4,859,125	9,926,450
Capital leases, net of current portion	303,464	476,457
Accrued restructuring costs, net of current portion	—	6,892,744
Total liabilities	5,162,589	17,295,651
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock (voting), $.01 par value, 10,000,000 shares of preferred stock authorized, 2,000,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	20,000	20,000
Common stock, $.01 par value, 120,000,000 shares authorized, 37,349,284 and 37,732,009 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	373,493	373,493
Additional paid-in capital	120,600,516	120,337,200
Notes receivable from stockholders	—	(10,576,941)
Accumulated other comprehensive gain (loss)	3,386	(16,997)
Accumulated deficit	(113,903,897)	(99,603,743)
Total stockholders’ equity	7,093,498	10,533,012
Total liabilities and stockholders’ equity	$12,256,087	$27,828,663

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited )		(unaudited)

Revenue	$2,645,321	$735,087	$5,908,177	$3,940,954
Operating expenses:
Cost of revenue	434,116	1,566,279	4,428,812	6,372,152
Cost of revenue — other	(676,323)	—	(676,323)	—
Product development, exclusive of stock-based compensation	774,684	2,056,825	3,298,389	5,758,390
General and administrative, exclusive of stock-based compensation	2,067,622	3,479,744	8,775,240	8,609,514
Sales and marketing, exclusive of stock-based compensation	735,393	1,637,528	3,158,893	8,367,645
Network partner fees	57	22,113	2,271	933,157
Restructuring and impairment charges	(163,023)	143,625	1,146,726	343,776
Stock-based compensation:
Product development	16,747	(193,872)	57,124	10,314
General and administrative	30,904	93,353	80,375	312,171
Sales and marketing	42,022	(5,284)	153,567	244,483
Loss from operations	(616,878)	(8,065,224)	(14,516,897)	(27,010,648)
Interest expense	(8,299)	—	(27,841)	—
Interest income	31,352	60,431	278,171	552,623
Loss before income taxes	(593,825)	(8,004,793)	(14,266,567)	(26,458,025)
Income taxes	(14,527)	—	(33,587)	—
Net loss applicable to common stockholders	$(608,352)	$(8,004,793)	$(14,300,154)	$(26,458,025)

Basic and diluted net loss per common share	($0.02)	($0.46)	($0.38)	($1.59)
Shares used to compute basic and diluted net loss per common share	37,349,284	17,346,754	37,349,276	16,630,920

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(unaudited)

Cash flows from operating activities:
Net loss	$(14,300,154)	$(26,458,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,495,907	4,392,387
Stock-based compensation	291,066	566,968
Provision for doubtful accounts	35,263	145,824
Non-cash restructuring charge	(951,104)	—
Foreign currency loss on notes receivable	258,230	—
(Increase) decrease in:
Accounts receivable	723,420	1,999,179
Prepaid expenses and other assets	(34,909)	607,626
Other receivable	597,068	(6,307)
Increase (decrease) in:
Accounts payable	(323,175)	(886,029)
Deferred revenue	(2,253,560)	437,912
Accrued expenses and other liabilities	(2,384,933)	385,997
Net cash used in operating activities	(13,846,881)	(18,814,468)
Cash flows from investing activities:
Sale (purchase) of long-term investments	1,007,282	(1,007,282)
Sale of short-term investments	—	135,220
Acquisition of property and equipment	(314,170)	(1,107,690)
(Increase) decrease in security deposits	79,232	(63,432)
Acquisition of Commerce Division	—	(1,059,460)
Acquisition of BrightStreet.com	(34,254)	—
Net cash provided by (used in) investing activities	738,090	(3,102,644)
Cash flows from financing activities:
Payments on obligations under capital lease	(154,733)	—
Proceeds from rights offering	(27,855)	2,551,874
Payment of dividends	—	(1,235,688)
Proceeds from notes receivable	10,318,953	—
Exercise of stock options	105	28,125
Net cash provided by financing activities	10,136,470	1,344,311
Net decrease in cash and cash equivalents	(2,972,321)	(20,572,801)
Cash and cash equivalents, beginning of period	8,902,259	27,062,040
Cash and cash equivalents, end of period	$5,929,938	$6,489,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,840	$—

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

E-CENTIVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

E-centives, Inc. (“E-centives” or the “Company”) was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. and again in March 1999 the Company amended its articles of incorporation to change its name to E-centives, Inc. During March 2001, the Company expanded its international operations by establishing a subsidiary in the United Kingdom, E-centives Limited.  However, the Company plans to close this subsidiary by the end of 2002 as a result of the Company’s second quarter 2002 restructuring plan that included shutting down the Commerce Division.

E-centives provides interactive direct marketing technologies and services for global marketers.  The Company offers a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences.

During the quarter ended June 30, 2002, the Company approved plans to close its Commerce Division and discontinue offering the services provided by its Commerce Engine and Commerce Network systems.  The Company continued to provide these services through August 30, 2002.  In addition, in July 2002, the Company reduced its workforce due to its decision to scale back its PerformOne Network system.  Accordingly, the Company’s principal products are the Interactive Database Marketing System and the Outsourced e-mail Marketing System.

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

The Company’s management believes that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the second quarter of 2003.  Should future revenue be insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to ensure future viability.  The Company may need to raise additional funds sooner than anticipated to fund its future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that the Company’s existing funds are not sufficient to enable the Company to operate into the second quarter of 2003 and beyond, Friedli Corporate Finance has provided a written commitment to provide the Company with a capital infusion of up to $20 million for continued operations and future business expansion purposes of the Company in both sales and marketing and merger and acquisition activities. However, no formal terms and conditions have been agreed upon. Based on the Company’s current operating plans, the Company does not believe that it will require the full capital commitment of Friedli Corporate Finance to fund continued operations through profitability.  The Company currently believes that it will only require use of approximately one-third of the capital commitment of Friedli Corporate Finance for the twelve month period subsequent to the second quarter of 2003.

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

In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and the change in cash flows for the nine month periods ended September 30, 2002 and 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(c) Revenue Recognition

Revenue is generated by providing promotions marketing services, outsourced e-mail marketing services and various other consulting services, as well as licensing the Company’s software products.  The Company’s current products principally include the Interactive Database Marketing System and the Outsourced e-mail Marketing System. Although the Company reduced the offerings of the PerformOne Network and eliminated the Commerce Engine and the Commerce Network, these products contributed revenue through September 30, 2002.

The Company’s Interactive Database Marketing System, which represented 92% of the Company’s third quarter 2002 revenue, is a solution targeted at consumer packaged goods companies that allows businesses to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and a patented coupon promotion system.  Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy services, creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided and the revenue is determinable.  For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date.  This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period.

•                  During the third quarter of 2002, the Company’s only client with a performance-based incentive fee contributed approximately $994,000 in such revenue.  Because this agreement ends in October 2002, the Company does not believe that there is a risk of a significant reversal of revenue in future periods.  Approximately $599,000 of the performance-based fees related to prior periods and were not recognized until the third quarter of 2002 when the underlying data used to determine the fees was validated and client acceptance was obtained.  The performance-based fees are based upon data derived from new systems that were not generating reliable data, thus making it difficult to calculate the fees and provide support to the customer.  Therefore, the Company was unable to recognize the revenue until the data was validated, the revenue was determinable and the collectibility of the fees from the customer was reasonably assured.

•                  These systems are also used to generate data that is used to determine variable revenue components that are calculated by applying a fixed fee to monthly volumes. Because the systems were not generating accurate data until the beginning of the third quarter of 2002, approximately $101,000 in revenue related to prior periods was recognized in the third quarter of 2002.

•                  In the third quarter of 2002, an amendment to a contract was made, changing monthly variable fee components to fixed fee components.  Therefore, the Company recognized approximately $379,000 in revenue that related to prior periods.

The Company’s Outsourced e-mail Marketing System, which represented 3% of the third quarter 2002 revenue, allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure.  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

PromoMail, the principal offering of the PerformOne Network, is a service that consists of targeted e-mails highlighting specific e-centives.  Marketers can purchase this service on a fixed fee basis or on a performance basis.  For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent and revenue related to the service is recognized upon transmission of the e-mail.  When marketers purchase the service on a performance basis, revenue is based solely on the actions of the Company’s members.  The Company earns a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by the Company’s members, or the amount of sales generated by the Company’s members.  Beginning January 1, 2002, revenue for performance related agreements is being recognized upon cash receipts from the marketers for the actions of the Company’s members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of the Company’s members.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue for the first three quarters of 2002.  Due to the Company’s focus on their new product offerings and their decision to scale back the offerings of the PerformOne Network, PromoMail only represented 1% of the revenue for the quarter ended September 30, 2002.

The Commerce Engine, which the Company stopped offering during the second quarter of 2002, provided Internet portals and other web site customers with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine provided a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants.  Revenue, which was recognized ratably over the expected term of the customer relationship, was primarily generated through license, support and maintenance fees.

The Commerce Network, which the Company stopped offering during the second quarter of 2002, enabled merchants to distribute and promote their products to the end users of the Company’s Commerce Engine customers.  The system collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for access through the Commerce Engine.  Revenue was primarily based on the actions of the end users of the Commerce Engine. The Company earned a contractually specified amount based on the number of end users who clicked on the specified link or the amount of sales generated by the end users.  Beginning January 1, 2002, revenue was recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action occurred by an end user.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue for the first three quarters of 2002.

Customers may also contract for consulting services, such as assistance with promotions planning, consumer acquisition and analytics.  Revenue related to these services is recognized as the related services are provided.

Revenue for the first two quarters of 2001 included barter revenue (“marketing partner transactions”), which represented exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites.  There were no marketing partner transactions during the third and fourth quarters of 2001 or during the first three quarters of 2002.  Revenue and expenses from marketing partner transactions were recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered was based upon the Company’s recent historical experience of cash received for similar e-mail deliveries.  Such revenue was recognized when the promotional e-mails were delivered.  Corresponding expenses were recognized for the advertisements received when the advertisements were displayed on the reciprocal web sites or properties, which was typically in the same period as delivery of the promotional e-mails and were included in sales and marketing expense.

For the three and nine months ended September 30, 2002, one of the Company’s Interactive Database Marketing System customers contributed $2.3 million and $3.6 million, respectively, of revenue.  This customer’s agreement goes through October 2002, however, the customer has subsequently renewed the agreement for an additional year.  This customer also represented approximately $1.4 million of the $1.5 million accounts receivable balance as of September 30, 2002.  The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness. (Subsequent to September 30,

2002, all the accounts receivable balance related to this customer was received.)

(d) Cost of Revenue

Cost of revenue consists primarily of expenses related to providing the Company’s services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. During the third quarter of 2002 there was a reversal of $676,000 in expenses due to favorable settlements of liabilities for network and hosting costs incurred in prior periods.

 (e) Basic and Diluted Net Loss per Share

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the nine months ended September 30, 2002 and 2001.  Diluted net loss applicable to common stockholders for the nine months ended September 30, 2002 and 2001 excludes stock options and warrants due to their antidilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net loss	$(608,352)	$(8,004,793)	$(14,300,154)	$(26,458,025)

Net loss applicable to common stockholders	$(608,352)	$(8,004,793)	$(14,300,154)	$(26,458,025)

Weighted average shares of common stock outstanding	37,349,284	17,346,754	37,349,276	16,630,920

Basic and diluted net loss per common share	$(0.02)	$(0.46)	$(0.38)	$(1.59)

 (f) Restricted Cash

Commensurate with the acquisition of the Commerce Division in March 2001, the Company entered into a sublease agreement with Inktomi Corporation for office space in Redwood Shores, California.  As part of the sublease agreement, the Company was required to have an irrevocable letter of credit in the amount of $1,007,282 as a security deposit throughout the remaining lease term of nine years.  In the event the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit.  In accordance with a June 25, 2002 amendment to the sublease agreement, which provided for an early termination of the sublease, on June 28, 2002 the entire letter of credit was drawn down and the cash was provided to Inktomi as partial consideration.

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years.  In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit.  The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year.  However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permits a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement.  Per the new agreement, in April 2003 the required security deposit for the remaining office space will be reduced to approximately $70,000, therefore the letter of credit and the associated certificate of deposit will also be reduced to that amount.

 (g) Recent Accounting Pronouncements

In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets.  FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.  FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  The Company adopted the provisions of FAS 141 as of July 1, 2001 and the provisions of FAS 142 as of January 1, 2002.   During the first quarter of 2002, the Company reclassified approximately $1,000,000 of intangible assets, approximately $657,000 net of accumulated amortization, associated with employee workforce from intangible assets to goodwill.  During the second quarter of 2002, due to the closure of the Commerce Division, the associated values of the goodwill and of the customer list intangible asset were deemed impaired and the net values of approximately $657,000 and $37,000, respectively, were written off. As of September 30, 2002, the Company had the following intangible assets:

	Amount	Amortization
Amortizable intangible assets:
Licensed technology	$2,086,305	$(579,529)
Customer list	—	—
Total amortizable assets	$2,086,305	$(579,529)

Aggregate Amortizaton Expense:
For the nine months ended September 30, 2002	$793,502

Estimated Amortizaton Expense:
For the year ended December 31, 2002	$967,362
For the year ended December 31, 2003	$695,436
For the year ended December 31, 2004	$637,483

Had the amortization provisions of FAS 142 been applied as of January 1, 2001 for all of the Company’s acquisitions, it would not have had a material impact on the Company’s net loss and loss per common share for the nine month period ended September 30, 2001.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121.  For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity, rather than a segment of a business.  Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under FAS 142. The provisions of FAS 144 are required to be adopted no later than the year beginning after December 15, 2001. The Company adopted FAS 144 effective January 1, 2002 and during the three month period ended June 30, 2002 the Company wrote-off approximately $4.7 million and $694,000, respectively, of tangible and intangible assets due to the plan to close the Commerce Division during the second quarter of 2002.

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

(h) Reclassification

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

(2) RESTRUCTURING AND IMPAIRMENT CHARGES

During the three months ended September 30, 2002, the Company signed a partial lease termination agreement, approved a plan to reduce the workforce associated with scaling back its PerformOne Network and evaluated its existing reserve established for the closure of the Commerce Division. A net restructuring/impairment charge of approximately $1.2 million was recorded to reflect these actions. The charge included the costs associated with terminating half of the office space lease for the Bethesda, Maryland facility, the costs of severance and other employee benefits related to the termination of 19 employees, as well as an increase in the reserve associated with terminating the office lease in the UK.  As noted below, in the fourth quarter of 2001, the Company recorded a restructuring charge that included consolidation of excess space associated with the Bethesda facility.  Due to the partial lease termination agreement for this facility, the approximately $1.4 million remaining balance of the associated 2001 reserve was reversed.  This reversal, combined with the new charges for the third quarter of 2002, resulted in a net restructuring/impairment credit of approximately $163,000 for the three months ended September 30, 2002.

During the second quarter of 2002, the Company’s management approved plans to terminate the lease for the Redwood Shores, California facility and to close the Commerce Division. The $7.8 million restructuring/ impairment charge that reflected these actions consisted of the costs associated with terminating the Redwood Shores lease, the costs of severance and other employee benefits related to the reduction in workforce of 18 employees, the costs connected with terminating the UK office lease, as well as the costs associated with closing down the Commerce Division and the disposal and write-down of related tangible and intangible assets.  As discussed below, in the fourth quarter of 2001, the Company recorded a restructuring charge for the consolidation of excess space related to the Redwood Shores facility.  As a result of the early termination of the lease for this facility, the approximately $6.5 million remaining balance of the related 2001 reserve was reversed.  This reversal, along with the charge associated with the second quarter 2002 plans, resulted in a net restructuring/impairment charge of approximately $1.3 million for the three months ended June 30, 2002.

The expected cost to terminate the UK office lease consists of monthly rental through September 30, 2002 and a one time payment.  This is based on the Company’s best estimate, however, the landlord of the UK office facility has not responded to the Company’s requests to enter into a termination agreement.  If the actual results differ from the Company’s estimates, or as management’s best estimates change from quarter to quarter, based on the latest information, the Company will be required to adjust its restructuring accrual, including recording additional expenses.

  As of September 30, 2002, the balance of the accrued restructuring/impairment charges recorded in 2002 was as follows:

			Employee
			severance and
		Termination of	other benefit	Revaluation of	Disposal of
	Total	facility leases	related costs	intangible assets	tangible assets	Other
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Q2-02 Restructuring charges, net	7,798,411	2,150,689	83,980	694,174	4,459,785	409,783
Q3-02 Restructuring charges, net	1,189,497	1,058,375	131,122	—	—	—
Cash payments	(2,099,926)	(1,956,375)	(200,115)	—	142,289	(85,725)
Non-cash charges	(5,627,576)	(197,852)	—	(694,174)	(4,684,785)	(50,765)
Balance at September 30, 2002	$1,260,406	$1,054,837	$14,987	$—	$(82,711)	$273,293

In 2001, the Company’s management approved restructuring actions to respond to the global economic downturn and to improve the Company’s cost structure by streamlining operations and prioritizing resources in strategic growth areas of the Company’s business. The Company recorded a restructuring/impairment charge of approximately $9.9 million related to these actions. This charge was comprised of the costs related to the consolidation of excess facilities, severance and other employee benefit costs related to the termination of 63 employees, as well as a revaluation of the intangible assets associated with the Commerce Division.  During 2002, as a result of the early termination of the Redwood Shores office lease and the partial termination of the Bethesda office lease, the remaining balances of the reserves associated with these offices, of approximately $6.5 million and $1.4 million, respectively, were reversed and new reserves were established.

As of September 30, 2002, the balance for the accrued restructuring/impairment charge recorded in 2001 consisted of the following:

			Employee
			severance and
		Facility	other benefit	Revaluation of
	Total	consolidation	related costs	intangible assets
Balance at January 1, 2001	$—	$—	$—	$—
Restructuring charges, net	9,876,123	8,975,976	430,750	469,397
Cash payments	(343,776)	—	(343,776)	—
Non-cash charges	(469,397)	—	—	(469,397)
Balance at December 31, 2001	9,062,950	8,975,976	86,974	—
Cash payments, net	(1,221,768)	(1,134,794)	(86,974)	—
Non-cash charges	—	—	—	—
Adjustment to reserve	(7,841,182)	(7,841,182)	—	—
Balance at September 30, 2002	$—	$—	$—	$—

(3) ACQUISITION

On December 3, 2001, the Company entered into an Asset Purchase Agreement (the “Agreement”) with BrightStreet.com, Inc. (“BrightStreet.com”), whereby the Company acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of the Company’s common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock and approximately $369,000 in acquisition costs.  The cash payments consisted of approximately $843,000 in cash advances to fund BrightStreet.com’s working capital under the terms of a Management Services Agreement and an $825,000 payment at closing.  The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share.  The performance-based warrant is exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share.

In conjunction with the Agreement, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If the Company makes such Payment by that date, the Company shall own all rights, title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents.  Until the Company takes title to the Patents, it may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payment by December 3, 2005, the Company shall retain a license to the Patents, but the license shall convert to a non-exclusive license.

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Assignment, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made.  Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Any transaction compensation payments will be accounted for as an addition to the purchase price when they are earned.

The BrightStreet.com acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The Company is amortizing the identifiable intangible assets on a straight-line basis over three years.  The total purchase price of $2,221,901 was allocated as follows:

Fixed assets, net	$742,301
Accounts receivable	136,827
Licensed technology	2,086,305
Capital lease obligations	(695,479)
Other liabilities	(48,053)
Total consideration	$2,221,901

(4) LITIGATION

On or about August 29, 2002, Network Appliance, Inc. filed suit against the Company in the Superior Court for the State of California, San Mateo County, seeking damages of approximately $66,000, plus interest and attorney’s fees, alleging the Company failed to pay for equipment previously purchased.  On or about October 28, 2002, the parties entered into a contingent settlement agreement whereby the Company agreed to pay Network Appliance $55,000 in equal installments over a two month period beginning November 1, 2002.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 2002, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”) which is summarized below.

The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

•                  $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents.

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

From time to time, the Company is a party to various legal proceedings incidental to its business.  None of these proceedings are considered by management to be material to the conduct of the Company’s business, operations or financial condition.

 (5) RIGHTS OFFERING

On October 19, 2001, the Company closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares.  Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the Company’s Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances).  After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction were approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.6 million, which related to promissory notes issued to the Company as part of the consideration for the rights offering, was received during the second quarter of 2002 (see Note 6 — Notes Receivable from Stockholders for additional information).

(6) NOTES RECEIVABLE FROM STOCKHOLDERS

As part of its October 2001 rights offering, the Company sold shares of its common stock to Venturetec, Inc. and Pine, Inc. Peter Friedli, one of the Company’s stockholders and directors, who serves as the investment advisor to both Venturetec and Pine, and who also serves as President of Venturetec and its parent corporation, New Venturetec AG.  Venturetec and Pine each delivered to the Company a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering.  Venturetec’s note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine’s note was in the principal amount of CHF 8,687,530 (approximately $5.3 million).

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

(7) COMPREHENSIVE INCOME (LOSS)

The functional currency of the Company’s international operation is the local currency. Accordingly, all assets and liabilities of its U.K. subsidiary are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For the three months ended September 30, 2002, the Company recorded foreign currency translation loss of approximately $1,000.  There were no gains or losses resulting from foreign currency translations for the three months ended September 30, 2001.

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

Also in association with the acquisition of the Commerce Division, the Company delivered letters to Inktomi Corporation in April 2002 and October 2002 notifying Inktomi Corporation that its right to receive the earn-out shares held in escrow and its right to exercise the earn-out warrant have expired.  The April 2002 letter, which related to the first earn-out period that ended March 27, 2002, informed Inktomi Corporation that revenue did not meet the contractually defined revenue target for that period.  The letter therefore provided that no portion of the earn-out warrant to purchase up to 1,860,577 shares of the Company’s common stock had vested and that the 191,378 earn-out shares were not earned and were to be released from escrow and returned to the Company.  The letter delivered in October 2002, relating to the second earn-out period that ended September 27, 2002, notified Inktomi Corporation that since revenue did not meet the contractually defined revenue target for that period, the remaining 191,378 earn-out shares are not earned and will be released from escrow and returned to the Company.

(9) RECENT DEVELOPMENTS

(a) Potential Acquisition

The Company is currently in negotiations to acquire certain assets and liabilities, in exchange for cash and the Company’s stock, of a U.S. based Internet company that filed for bankruptcy protection during the second quarter of 2002.  The Company has executed an Asset Purchase Agreement regarding the proposed acquisition, which was filed with the bankruptcy court on November 12, 2002 in connection with a plan of reorganization currently submitted by the debtor target.  The plan of reorganization is scheduled for hearing in the fourth quarter of 2002.  One of the members of the board of directors of the target company is also a member of the Company’s board of directors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties.  While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control.  These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct.  A number of important factors, including those identified under the caption “Risk Factors” in our registration statement on Form S-1 (SEC File No. 333-64578), our registration statement on Form S-3 (SEC file No. 333-73900) and our reports on Forms 10-K and 10-Q filed with the SEC, which are all hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information.  Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, the ability of BrightStreet.com to achieve satisfactory operating results, our ability to grow our partner network and membership base, membership usage of our system, retention of major merchant clients or significant network partners, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.  These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

General

We provide interactive direct marketing technologies and services for global marketers.  We offer a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences.  Through the third quarter of 2002, our suite of solutions included the Interactive Database Marketing System, the Outsourced e-mail Marketing System, the PerformOne Network, the Commerce Network and the Commerce Engine.  Our solutions can be used alone or in any combination thereof.  However, during the second quarter of 2002 we decided to suspend offering the Commerce Network and the Commerce Engine, and in July of 2002 we decided to scale back the PerformOne Network offerings.

To date we have not been profitable, incurring net losses of $14.3 million for the nine months ended September 30, 2002 and net losses of $45.0 million, $29.9 million, and $16.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to manage our human and capital resources more efficiently.  In addition to the restructuring plans noted below, we have undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

•                  In 2001, we implemented restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. As a result, we recorded restructuring/impairment charges of $9.9 million to reflect these actions. This charge consisted of costs related to the consolidation of excess facilities in our Bethesda, Maryland and Redwood Shores, California locations, severance and other employee benefit costs related to the termination of 63 employees, as well as a revaluation of the intangible assets associated with the Commerce Division.

•                  During the second quarter of 2002, we recorded a net restructuring/impairment charge of $1.3 million for the termination of our lease for the Redwood Shores facility and the closure of our Commerce Division. The charge related to the Redwood Shores facility was the net effect of the costs associated with terminating the lease and the reversal of the remaining 2001 accrued restructuring/impairment balance related to this facility. The Commerce Division related charge consisted of severance and other employee benefit costs for the termination of 18 employees, cost of closing down the United Kingdom subsidiary, the disposal and write-down of related tangible and intangible assets, as well as other costs associated with closing down the Commerce Division.

•                  For the three months ended September 30, 2002, we recorded a net restructuring/impairment credit of approximately $163,000. This was the result of a $359,000 credit related to the revised plan for the Bethesda facility, which was partially offset by the costs of scaling back the PerformOne Network and an increase in the reserve that was established for the closure of the Commerce Division.  The revised plan for the Bethesda office was due to the execution of a partial lease termination for this facility.  As a result, we reversed the remaining accrued restructuring/impairment balance that was established in 2001 and set up a new reserve for the costs associated with the new agreement. The costs connected with scaling back the PerformOne Network included severance and other employee benefits for the termination of 19 employees.

Our Products and Services

We launched our direct marketing services in November 1998 by delivering e-centives through our PerformOne Network (previously called “Promotions Network”).  While we were introducing our PerformOne Network between November 1998 and June 1999, we allowed marketers to use the system at no charge.  We then began generating revenue in the third quarter of 1999.  In conjunction with the acquisition of the Commerce Division, the Commerce Engine and Commerce Network began generating revenue in late March 2001.  In July 2001, we started producing revenue from our Outsourced e-mail Marketing System. Through the acquisition of BrightStreet.com in December 2001, we began generating revenue by providing services from the Interactive Database Marketing System. During the second quarter of 2002 we decided to suspend offering our Commerce products and services.  The majority of the customer agreements for the Commerce Engine and Commerce Network were terminated by the end of the second quarter of 2002, with the remaining agreements terminating by August 30, 2002. In addition, in July of 2002 we decided to scale back our PerformOne Network offerings by fulfilling our existing contracts and curtailing any new sales efforts. Therefore, our primary product offerings are our Interactive Database Marketing System and our Outsourced e-mail Marketing System.

Our Interactive Database Marketing System

With the acquisition of BrightStreet.com in December 2001, we combined our e-mail marketing system, our data warehousing system, our online reporting system and our online promotion system and began offering our Interactive Database Marketing System.  This technology and infrastructure, which is targeted at consumer packaged goods (CPG) companies, allows companies to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and our patented coupon promotion system.  This system enables CPG companies to acquire consumers, collect consumers’ brand preference and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, track individual usage of each coupon, as well as track and report every consumer interaction with the system.

Our Outsourced e-mail Marketing System

Our Outsourced e-mail Marketing System allows companies to build ongoing, personalized dialogs with their audiences by outsourcing their e-mail marketing campaigns to us.  It lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process.  This system consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and analytical services.  It is designed to help build an ongoing, personalized dialogue with the client’s intended audience and maximize effectiveness through targeting and testing.

Our PerformOne Network

Our direct marketing system is designed to enable marketers to access a database of consumers across the web sites of our network partners and by e-mail. Our PerformOne Network includes a web-based application that enables consumers to register to receive promotional offers at our network partners’ web sites or through our web site. Our members provide demographic information and product category interests in return for targeted offers. Our system then delivers offers for products and services directly to the member’s account or through e-mail. PromoMail, the primary service we provide our marketers, consists of targeted e-mails highlighting a marketer’s specific promotion.  Our application provides network partners with the ability to present offers to their users without the costs and challenges of building and maintaining their own online direct marketing system.

Our Commerce Products and Services

Through the acquisition of the Commerce Division, we acquired a system that provided product search, price comparison and merchandising services.  However, as part of our second quarter 2002 restructuring plan, we have discontinued offering our commerce products and services, the Commerce Engine and the Commerce Network.

Commerce Engine.  The Commerce Engine was an application designed to handle the challenges of bringing consumers and merchants together and promoting transactions between them. It was a platform to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information. Similar to our direct marketing application provided to our network partners through our PerformOne Network, we made the Commerce Engine available to Internet portals and other web site customers who, in turn, provided commerce services through their sites to end users. We provided and managed all hardware, software and operational aspects of the Commerce Engine and the associated databases of product libraries and purchasing locations.

Commerce Network. This system enabled merchants to distribute and promote their products to the end users of our Commerce Engine customers.  It collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for access through our Commerce Engine customers.

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

In conjunction with the Agreement, we entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided we make a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If we make such Payment by that date, we shall own all rights title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, we have, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents.  Until we take title to the Patents, we may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event we do not make the Payment by December 3, 2005, we shall retain a license to the Patents, but the license shall convert to a non-exclusive license.

In exchange for the rights granted under the Assignment, beginning December 2002, we are obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made.  Additionally, we have the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

Critical Accounting Policies

We have identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Such critical accounting policies are as follows:

•                  Revenue recognition

•                  Estimating valuation allowance for doubtful accounts

•                  Valuation of long-lived assets

•                  Estimation of Restructuring Accruals

(a) Revenue Recognition

Revenue is generated by providing promotions marketing services, outsourced e-mail marketing services and various other consulting services, as well as licensing our software products.  Our products and services principally include the Interactive Database Marketing System and the Outsourced e-mail Marketing System. Although we reduced the offerings of the PerformOne Network and eliminated the Commerce Engine and the Commerce Network, these systems contributed revenue into the third quarter of 2002.

Interactive Database Marketing System:  For the quarter ended September 30, 2002, the Interactive Database Marketing System represented 92% of the quarter’s revenue.  Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided and the amount is determinable.  For agreements that also include a performance-based incentive fee component that is not finalized until the end of a period of time specified in the agreement, we recognize the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date.  This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period.

•                  During the third quarter of 2002, our only client with a performance-based incentive fee contributed approximately $994,000 in such revenue.  Because this agreement ends in October 2002, we do not believe that there is a risk of a significant reversal of revenue in future periods. Approximately $599,000 of the performance-based fees related to prior periods and were not recognized until the third quarter of 2002 when the underlying data used to determine the fees was validated and client acceptance was obtained.  The performance-based fees are based upon data derived from new systems that were not generating reliable data, thus making it difficult to calculate the fees and provide support to the customer.  Therefore, we were unable to recognize the revenue until the data was validated, the revenue was determinable and the collectibility of the fees from the customer was reasonably assured.

•                  These systems are also used to generate data that is used to determine variable revenue components that are calculated by applying a fixed fee to monthly volumes. Because the systems were not generating accurate data until the beginning of the third quarter of 2002, approximately $101,000 in revenue related to prior periods was recognized in the third quarter of 2002.

•                  In the third quarter of 2002, an amendment to a contract was made, changing monthly variable fee components to fixed fee components.  Therefore, we recognized approximately $379,000 in revenue that related to prior periods.

Outsourced e-mail Marketing System:  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.  Revenue from our Outsourced e-mail Marketing System represented 3% of our third quarter 2002 revenue.

PerformOne Network: The principal service, PromoMail, which can be purchased by marketers on a fixed fee basis or on a performance basis represented approximately 1% of the revenue for the quarter ended September 30, 2002.  For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent, and revenue related to the service is recognized upon transmission of the e-mail.  When marketers purchase the service on a performance basis, revenue is based solely on the actions of our members.  We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members.  Beginning January 1, 2002, revenue for performance related agreements is being recognized upon cash receipts from the marketers for the actions of our members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of our members.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue for the first three quarters of 2002.

Commerce Engine: Revenue was primarily generated through license, support and maintenance fees from Internet portal and other web site customers.  Revenue was recognized ratably over the expected term of the customer relationship.

Commerce Network: Through this system, we earned a contractually specified amount from merchants based on the number of end users who clicked on their specified link or the amount of merchant’s sales generated by the end users.  Beginning January 1, 2002, revenue was recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action by an end user occurred.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue. The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue for the first three quarters of 2002.

Customers may also contract for consulting services, such as assistance with promotions planning, consumer acquisition and analytics.  Revenue related to these consulting services is recognized as the related services are provided.

Revenue for the first two quarters of 2001 included approximately $1.4 million in barter revenue (“marketing partner transactions”), which represents exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other web sites.  There were no marketing partner transactions during the third and fourth quarters of 2001 or during the first three quarters of 2002.  Revenue and expenses from these marketing partner transactions were recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered was based upon our recent historical experience of cash received for similar e-mail deliveries.  Such revenue was recognized when the promotional e-mails were delivered.  Corresponding expenses were recognized for the advertisements received when our advertisements were displayed on the reciprocal web sites or properties, which was typically in the same period as delivery of the promotional e-mails and were included in sales and marketing expense.

For the three and nine months ended September 30, 2002, one of our Interactive Database Marketing System customers contributed $2.3 million and $3.6 million, respectively, of revenue.  This customer’s agreement goes through October 2002, however, the customer has subsequently renewed the agreement for an additional year.  This customer also represented approximately $1.4 million of the $1.5 million accounts receivable balance as of September 30, 2002.  We do not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.  (Subsequent to September 30, 2002, all the accounts receivable balance related to this customer was received.)

(b) Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, we recorded bad debt expense of approximately $35,000 for the nine months ended September 30, 2002.  As of September 30, 2002, our accounts receivable balance was about $1.5 million, net of allowance for doubtful accounts of approximately $28,000.  Although approximately $1.4 million of the balance relates to one customer, we do not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

(c) Valuation of long-lived assets

We perform an on-going analysis of the recoverability of our long-lived assets and, for the first nine months of 2002, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment.  During the second quarter of 2002 we wrote-off approximately $4.7 million of tangible assets due to our plan to close the Commerce Division.  Because of this plan, we also recorded an impairment charge of $694,000 for the full value of the intangible assets associated with the Commerce Division.  This was subsequent to the impairment charge of $469,000 that we took during the fourth quarter of 2001 that resulted from the revaluation of the Commerce Division.

Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we could determine that it is necessary to take additional material impairment charges in future periods.

(d) Estimation of Restructuring Accruals

During 2001, we implemented an expense reduction plan as part of our strategy focused on improving operational efficiencies and strengthening the financial performance of our business. These efforts resulted in the consolidation of excess facilities and the elimination of redundant positions. As a result of this restructuring plan, we recorded charges of approximately $9.4 million during 2001. These charges related mainly to the consolidation of the Redwood Shores, California and Bethesda, Maryland facilities and workforce reductions of 63 positions. Facility consolidation costs of approximately $9.0 million included expected losses on subleases, brokerage commissions and other costs. Employee separation costs of approximately $431,000 included severance and other benefits.  During the second quarter of 2002, the remaining accrued reserve balance of approximately $6.5 million associated with the Redwood Shores facility was reversed because a new reserve was established to reflect the termination of the lease.  In addition, during the third quarter of 2002, the remaining accrued reserve balance of approximately $1.4 million associated with the Bethesda facility was reversed as a new reserve was established to reflect a partial lease termination. As of September 30, 2002, there was no remaining accrued liability balance related to the 2001 restructuring charges.

During 2002, management approved plans to terminate the lease for the Redwood Shores facility, close the Commerce Division, terminate a portion of the Bethesda facility lease and scale back the offerings of the PerformOne Network. A restructuring/impairment charge of approximately $9.0 million was recorded to reflect these actions. The charge included approximately $2.1 million in costs associated with terminating the Redwood Shores facility lease,  $5.7 million for the disposal and write-down of tangible and intangible assets and other related expenses associated with closing the Commerce Division, $1.0 million in costs associated with the partial lease termination of the Bethesda facility and $215,000 in severance and other employee benefit costs related to the termination of 37 employees.  As of September 30, 2002, the balance of the accrued restructuring/impairment charges recorded in 2002 was about $1,260,000.

The calculation of the 2001 restructuring accrual related to consolidation of two of our offices required us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease.  Due to the early termination and partial termination of the Redwood Shores and Bethesda office leases, respectively, that occurred during 2002, we reversed the associated 2001 reserve balances and established new reserves for the actual costs to be incurred in terminating the leases.  The calculation of the 2002 restructuring accrual related to closure of the Commerce Division required us to make estimates concerning the liquidation of tangible assets and the expected costs of terminating the UK office lease.  The expected cost to terminate the UK office lease consists of monthly rental through September 30, 2002 and a one time payment.  This is based on our best estimate, however, the landlord of the UK office facility has not responded to our requests to enter into a termination agreement.  If the actual results differ from the our estimates, or as management’s best estimates change from quarter to quarter, based on the latest information, we will be required to adjust our restructuring accrual, including recording additional expenses.

The policy regarding restructuring accruals will change effective January 1, 2003, due to the adoption of FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  In July 2002, the FASB issued FAS 146, which requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets.  FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after

June 30, 2001.  FAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.  FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  We adopted the provisions of FAS 141 as of July 1, 2001 and the provisions of FAS 142 as of January 1, 2002.  During the quarter ended March 31, 2002, we reclassified approximately $1,000,000 of intangible assets (approximately $657,000 net of accumulated amortization) associated with employee workforce from intangible assets to goodwill, which in accordance with FAS 142 is no longer being amortized.  During the second quarter of 2002, due to the closure of the Commerce Division, the associated values of the goodwill and the Customer List intangible asset were deemed impaired and the net values of approximately $657,000 and $37,000, respectively, were written-off. Had the amortization provisions of FAS 142 been applied as of January 1, 2001, for all of our acquisitions, it would have had an immaterial impact on our net loss and loss per common share for the nine month period ended September 30, 2001. As of September 30, 2002, we had the following intangible assets:

	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Licensed technology	$2,086,305	$(579,529)
Customer list	—	—
Total amortizable assets	$2,086,305	$(579,529)

Aggregate Amortizaton Expense:
For the nine months ended September 30, 2002	$793,502

Estimated Amortizaton Expense:
For the year ended December 31, 2002	$967,362
For the year ended December 31, 2003	$695,436
For the year ended December 31, 2004	$637,483

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

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

RESULTS OF OPERATIONS

        The following presents our financial position and results of operations as of and for the three months ended September 30, 2002 and 2001.

Revenue.  The third quarter 2002 revenue of $2,645,000, of which 85% was attributable to one customer, reflected a $1,910,000 increase over the $735,000 for the three months ended September 30, 2001.  The majority of the increase was related to revenue for 2002 including the Interactive Database Marketing System.  This product contributed $2,425,000 in revenue, of which approximately $1.1 million related to revenue earned in prior periods for variable revenue components and performance-based incentive fees.

•                  Approximately $599,000 of the performance-based fees related to prior periods and were not recognized until the third quarter of 2002 when the underlying data used to determine the fees were validated and client acceptance was obtained.  The performance-based fees are based upon data derived from new systems that were not generating reliable data, thus making it difficult to calculate the fees and provide support to the customer.  Therefore, we were unable to recognize the revenue until the data was validated, the revenue was determinable and the collectibility of the fees from the customer was reasonably assured.

•                  These systems are also used to generate data that is used to determine variable revenue components that are calculated by applying a fixed fee to monthly volumes. Because the systems were not generating accurate data until the beginning of the third quarter of 2002, approximately $101,000 in revenue related to prior periods was recognized in the third quarter of 2002.

•                  In the third quarter of 2002, an amendment to a contract was made, changing monthly variable fee components to fixed fee components.  Therefore, we recognized approximately $379,000 in revenue that related to prior periods.

Our Outsourced e-mail Marketing System, which began generating revenue in July 2001, contributed $77,000 to revenue, representing an increase of $49,000 over the prior year.  Due to the suspension of the offerings of our Commerce Division, the associated revenue decreased by $288,000 to $117,000.  The $27,000 in revenue from our PerformOne Network was a year over year decrease of $274,000, primarily resulting from our decision to scale back the offerings of this system.

As our restructuring plans included eliminating our Commerce products and services and scaling back our PerformOne Network services, we will be focusing on increasing the revenue generated from our Interactive Database Marketing System and our Outsourced e-mail Marketing System.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. Cost of revenue decreased by $1,808,000 to a credit of $242,000 for the three months ended September 30, 2002 when compared to $1,566,000 for the three months ended September 30, 2001.  The cost of revenue — other credit for 2002 was caused by the reversal of $676,000 in expenses due to favorable settlements of liabilities for costs incurred in prior periods.  Excluding this reversal, cost of revenue decreased by $1.1 million.

Approximately $620,000 of the decrease was from lower depreciation caused by the write-off of assets associated with our restructuring plan to suspend the offering of our Commerce related products.  This restructuring plan also contributed to lower personnel related expenses of approximately $352,000.

Also contributing to the lower costs for 2002 was the purchase of names of approximately $150,000 during 2001 and lower revenue share payments in 2002 of approximately $37,000.  The lower revenue share expense was due to the decrease in revenue from our PerformOne Network that resulted from our restructuring plan to scale back this system’s offerings.

Product Development.  Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department.  We expense product development costs as incurred.  Product development expenses decreased by $1,282,000 to $775,000 for the three months ended September 30, 2002, compared to $2,057,000 for the three months ended September 30, 2001.  This decrease was primarily attributable to the reduction in product development personnel resulting from our plans to stop offering our Commerce related products and services and to scale back our PerformOne Network offerings, as well as other organizational efficiency initiatives.

General and Administrative.  General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives.  In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization.  General and administrative expenses decreased by $1,412,000 to $2,068,000 for the three months ended September 30, 2002, compared to $3,480,000 for the three months ended September 30, 2001.  Approximately $919,000 of this decrease was due to lower rent associated with the termination of the Redwood Shores, California facility lease and the partial termination of the Bethesda, Maryland facility lease.  In addition, depreciation and amortization were lower by $327,000 due to the write-off of tangible and intangible assets associated with the Commerce Division.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures.  Sales and marketing expenses decreased by $902,000 to $735,000 for the three months ended September 30, 2002, compared to $1,637,000 for the three months ended September 30, 2001.  As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced advertising and promotional expenditures and will continue to evaluate our marketing needs in the future.  Such efforts resulted in a decrease in advertising expenditures of approximately $387,000.  In addition, the reduction in the number of sales and marketing personnel associated with the reduction in product offering and our cost-cutting efforts contributed to lower costs of approximately $515,000.

Network Partner Fees.  Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners’ site.  Network partner fees were less than $1,000 for the three months ended September 30,2002, compared to the $22,000 for the three months ended September 30, 2001.  This decrease was the direct result of scaling back our PerformOne Network.

Restructuring and Impairment Charges.  Starting in April 2001, we began to take certain actions to better align our costs with revenues and to position the Company for profitable growth in the future. During the quarters ending September 30, 2002 and 2001, we recorded a $163,000 credit and a $144,000 charge, respectively, related to such efforts.

During the three months ended September 30, 2002, we signed a partial lease termination agreement, approved a plan to reduce the workforce due to the scaling back of our PerformOne Network and evaluated our reserve established in connection with the closure of the Commerce Division. A net restructuring/impairment charge of approximately $1.2 million was recorded to reflect these actions. The charge reflects the costs associated with terminating approximately half of the lease for the Bethesda, Maryland facility, the costs of severance and other employee benefits related to the termination of 19 employees, as well as an increase in the reserve associated with the UK office facility.  During the fourth quarter of 2001, the Company recorded a restructuring charge that included consolidation of excess space associated with the Bethesda office.  Due to the partial lease termination for this facility, the approximately $1.4 million remaining balance for the 2001 reserve related to this facility was reversed.  This reversal, combined with the third quarter charges for 2002, resulted in a net restructuring/impairment credit of approximately $163,000.

The $144,000 charge recorded in 2001 was in association with a workforce reduction of 23 personnel and included employee separation costs for severance and other related benefits.

Stock-based Compensation.  Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.  Stock-based compensation expense was $90,000 for the three months ended September 30, 2002, compared to a $106,000 credit for the three months ended September 30, 2001.  The variability of this expense was the result of more options, for employees who had not fully vested due to termination of employment, being cancelled in 2001 than in 2002.  This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the three months ended September 30, 2001 than the corresponding period in 2002.

Net loss.  Net loss improved by $7,397,000 to $608,000 for the three months ended September 30, 2002, compared to $8,005,000 for the three months ended September 30, 2001.  As described above, revenue increased by $1,910,000 and operating costs, exclusive of stock based compensation and restructuring/impairment charges, were lower by $5,427,000.

The following presents our financial position and results of operations as of and for the nine months ended September 30, 2002 and 2001.

  Revenue.  Revenue increased by $1,967,000, or 50%, to $5,908,000 for the nine months ended September 30, 2002, compared to $3,941,000 for the nine months ended September 30, 2001.  The majority of the increase can be attributed to the addition of new products and services.  The new offering for 2002, the Interactive Database Marketing System, added $3,923,000 to our 2002 revenue. Our Outsourced e-mail Marketing System, which began generating revenue in July 2001, generated $309,000 in revenue, an increase of $280,000 when compared to the prior year.

The $1.4 million in revenue from the Commerce Division was higher by $275,000, primarily due to the accelerated revenue recognition of cancelled agreements.  Due to the closure of the Commerce Division, the associated products and services will contribute minimal revenue to future periods. Our PerformOne Network experienced a $1,139,000 decrease in revenue that stemmed from a decline in the number of sales, a decrease in the size of the sales, as well as our plan to scale back the system’s services and focus on our newer product offerings.  Additionally, $1,371,000 or 35% of the revenue for the first nine months of 2001 was generated through marketing partner transactions that occurred during the first two quarters of 2001.  We did not engage in any marketing partner transaction activity during 2002.

Cost of Revenue.  Cost of revenue decreased by $2,620,000 to $3,752,000 for the nine months ended September 30, 2002, compared to $6,372,000 for the nine months ended September 30, 2001.  The decrease is primarily the result of the one-time purchase of $1,100,000 of outbound e-mail services during the first half of 2001, the 2002 reversal of $241,000 in expenses due to favorable settlements of liabilities for costs recorded during 2001, lower network and hosting charges due to consolidation of equipment, as well as lower revenue share expense associated with the lower PerformOne Network revenue. In addition, the closure of the Commerce Division resulted in lower depreciation and personnel related expenses for 2002, while the acquisition of BrightStreet.com in late 2001 did not add a significant amount of expense to 2002.

Product Development.  Product development expenses decreased by $2,460,000 to $3,298,000 for the nine months ended September 30, 2002, compared to $5,758,000 for the nine months ended September 30, 2001.  Although the first nine months of 2002 included the products and services from the BrightStreet.com acquisition, while 2001 did not include them for the corresponding period, costs still decreased year over year.  This was the effect of the reduction in product development personnel and overall lower costs due to the scaling back the PerformOne Network, closing down the Commerce Division, and other organizational efficiency initiatives.

General and Administrative.  General and administrative expenses increased by $165,000 to $8,775,000 for the nine months ended September 30, 2002, compared to $8,610,000 for the nine months ended September 30, 2001.  Although rent expense was lower due to restructuring plans associated with the Redwood Shores and the Bethesda offices, other increased general and administrative expenses for 2002 led to the higher costs.  Such expenses included foreign currency exchange losses of approximately $258,000 associated with the notes receivable from stockholders, higher corporate insurance expense, as well as other increased expenses associated with the acquisition of the Commerce Division and BrightStreet.com.

Sales and Marketing.  As a result of our cost-cutting efforts, sales and marketing expenses were lower by $5,209,000, decreasing from $8,368,000 for the nine months ended September 30, 2001 to $3,159,000 for the nine months ended September 30, 2002.  Although sales and marketing for the nine months ended September 30, 2002 included a full nine months worth of expenses related to the addition of the BrightStreet.com products and services, an overall decrease in advertising and promotional expenditures during 2002 led to the reduction in costs.  Our efforts resulted in a decrease in printed publications, on-line media, out-of-home media and broadcast media expenditures of approximately $1,728,000, $1,438,000, $713,000 and $170,000, respectively. In addition, the reduction in the number of sales and marketing personnel contributed to the decrease in costs.

Network Partner Fees.  Network partner fees decreased by $931,000 to $2,000 in the nine months ended September 30, 2002, compared to $933,000 in the nine months ended September 30, 2001.  This decrease was primarily the result of the termination of the Co-Branding Agreement with Excite, which accounted for approximately $433,000 of the decrease, in addition to the expiration of other agreements requiring payments of fees for new members.

Restructuring and Impairment Charges.  During the first nine months of 2002, we recorded a restructuring/impairment charge of $1,147,000, while in the first nine months of 2001 we recorded a charge of $344,000.  The charge for 2001 related to the elimination of 21 and 25 positions in April 2001 and July 2001, respectively.  These actions represented the beginning of our restructuring plans focusing on improving our cost structure by streamlining operations and prioritizing resources in strategic areas of our business.

During 2002, plans were approved to terminate the lease for the Redwood Shores facility, close the Commerce Division, terminate a portion of the Bethesda facility lease and scale back the PerformOne Network.  A charge of approximately $9.0 million was recorded to reflect these actions. The charge included approximately $2.1 million in costs associated with terminating the Redwood Shores facility lease,  $5.7 million for the disposal and write-down of tangible and intangible assets and other related expenses associated with closing the Commerce Division, $1.0 million in costs associated with the partial lease termination of the Bethesda facility and $215,000 in severance and other employee benefit costs related to the termination of 37 employees.  However, the costs of the 2002 restructuring plans were offset by a $6.5 million reversal and a $1.4 million reversal of the balances of the accrued restructuring charges that were established in December 2001 in conjunction with our effort to consolidate our Redwood Shores and Bethesda facilities, respectively.  We had originally planned to leave approximately 50% of both facilities unoccupied and available for sub-lease, but subsequently decided that, due to the lack of viable sub-lease alternatives, it was more efficient to terminate the entire Redwood Shores lease and do a partial termination of the Bethesda lease.

Stock-based Compensation.  Stock-based compensation expenses decreased by $276,000 to $291,000 for the nine months ended September 30, 2002, compared to $567,000 for the nine months ended September 30, 2001.  This decrease was attributable to historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination.

Interest Income.  Interest income for 2001 consisted only of income on our cash balances, while interest income for 2002 also included interest from our promissory notes.  However, interest income decreased by $275,000 to $278,000 for the nine months ended September 30, 2002, compared to $553,000 for the nine months ended September 30, 2001.  The lower interest income was primarily the result of earning less interest on our investments due to lower cash balances, in addition to lower interest rates resulting from general economic conditions.

Net Loss.  Net loss improved by $12.2 million to $14.3 million for the nine months ended September 30, 2002, compared to $26.5 million for the nine months ended September 30, 2001.  Although revenue only increased by $2.0 million and net restructuring and impairment charges increased by $803,000, our efforts to reduce costs resulted in decrease in operating costs, exclusive of stock based compensation and restructuring/impairment charges, of $11.0 million.

Liquidity and Capital Resources

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX New Market Segment of the SWX Swiss Exchange.  Through these financing activities, we raised net proceeds of approximately $82.5 million. In late 2001 we closed a rights offering in which we received approximately $12.6 million in net proceeds during 2001, with the remaining net proceeds (associated with the promissory notes from Venturetec and Pine) of $9.6 million received during the second quarter of 2002.

On September 30, 2002 we held $5,930,000 in cash and cash equivalents.  In addition, we had restricted cash of $450,000 in the form of a certificate of deposit that serves as collateral for a letter of credit commitment to secure our lease payment obligations for the Bethesda, Maryland office.

Cash used in operating activities for the nine months ended September 30, 2002 was $13,847,000, an improvement of $5.0 million over the $18,815,000 for the nine months ended September 30, 2001.  Net cash flows used in operating activities for both periods primarily reflect our net losses for the first nine months of each year.

Investing activities for the nine months ended September 30, 2002 provided $738,000 in cash, while investing activities for the nine months ended September 30, 2001 used $3,103,000 in cash.  The majority of the cash provided by investing activities for the nine months of 2002 was due to the conversion into cash of $1 million in restricted cash associated with the certificate of deposit that was used as collateral for the letter of credit commitment for the Redwood Shores office.  This cash was subsequently transferred to Inktomi Corporation, in accordance with the amendment to the sublease agreement that provided for an early termination of the sublease. Cash provided by investing activities also reflected $314,000 used to purchase property and equipment. Cash used in investing activities for 2001 included the purchase of the $1 million certificate of deposit used as collateral for the Redwood Shores office, the purchase of $1,108,000 in property and equipment and $1,059,000 in cash outflows related to the acquisition of the Commerce Division.  The $794,000 decrease in the purchasing of property and equipment was the result of our efforts to preserve cash by closely monitoring our capital expenditures.

For the nine months ended September 30, 2002, net cash provided by financing activities of $10.1 million primarily reflected the $10.3 million in proceeds from the notes receivable from stockholders that were issued in conjunction with our October 2001 rights offering. The $1.3 million in net cash used in financing activities for the nine months ended September 30, 2001, was primarily the result of the March 2, 2001 payment of $1.2 million in dividends that were declared on our preferred stock in 2000.

We believe that our existing cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2003.  Should future revenue be insufficient to cover our operating costs, we will need to secure additional funds to ensure future viability.  We may need to raise additional funds sooner to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business. To the extent that our existing funds are not sufficient to enable us to operate into the second quarter of 2003 and beyond, Friedli Corporate Finance has provided a written commitment to provide us with a capital infusion of up to $20 million for continued operations and future business expansion purposes in both sales and marketing and merger and acquisition activities.  However, no formal terms and conditions have been agreed upon. Based on our current operating plans, we do not believe that we will require the full capital commitment of Friedli Corporate Finance to fund continued operations through profitability. We currently believe that we will only require use of approximately one-third of the capital commitment of Friedli Corporate Finance for the twelve month period subsequent to the second quarter of 2003. The business restructuring initiatives taken in the three quarters of 2002 exemplify our efforts to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business.

RECENT DEVELOPMENTS

Potential Acquisition

We are currently in negotiations to acquire certain assets and liabilities, in exchange for cash and our stock, of a U.S. based Internet company that filed for bankruptcy protection during the second quarter of 2002.  We have executed an Asset Purchase Agreement regarding the proposed acquisition, which was filed with the bankruptcy court on November 12, 2002 in connection with a plan of reorganization currently submitted by the debtor target.  The plan of reorganization is scheduled for hearing in the fourth quarter of 2002.  One of the members of the board of directors of the target company is also a member of our board of directors.

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

(b) Foreign Exchange Rate Sensitivity

We primarily operate in the United States; however, we have expanded our operations, including a sales office in London, United Kingdom. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the nine months ended September 30, 2002, we recorded insignificant sales in foreign currencies. In conjunction with closing our Commerce Division, we plan to close our office in London by the end of 2002.

We were exposed to the impact of foreign currency changes associated with the British Pound, for our London subsidiary’s financial instruments, which are limited to cash and cash equivalents. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Pound. At September 30, 2002, our London subsidiary maintained cash and cash equivalents of approximately £82,000 or approximately $129,000. We believe that a 10% increase or decline in the Pound exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about August 29, 2002, Network Appliance, Inc. filed suit against us in the Superior Court for the State of California, San Mateo County, seeking damages of approximately $66,000, plus interest and attorney’s fees, alleging we failed to pay for equipment previously purchased.  On or about October 28, 2002, the parties entered into a contingent settlement agreement whereby we agreed to pay Network Appliance $55,000 in equal installments over a two month period beginning November 1, 2002.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 2002, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”), which is summarized below.

The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

•                  $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

Per a Stock Release Agreement dated June 25, 2002 between us and Inktomi Corporation,  and pursuant to a settlement agreement related to the early termination of the Company’s Redwood Shores, California sublease with Inktomi Corporation, we agreed to release 637,925 shares of our common stock contained in an indemnity fund.  These shares were held in escrow in conjunction with our acquisition of the Commerce Division from Inktomi that was consummated in March 2001.

Also in association to the acquisition of the Commerce Division, we delivered letters to Inktomi Corporation in April 2002 and October 2002 notifying Inktomi Corporation that its right to receive the earn-out shares held in escrow and its right to exercise the earn-out warrant have expired.  The April 2002 letter, which related to the first earn-out period that ended March 27, 2002, informed Inktomi Corporation that revenue did not meet the contractually defined revenue target for that period.  The letter therefore provided that no portion of the earn-out warrant to purchase up to 1,860,577 shares of our common stock had vested and that the 191,378 earn-out shares were not earned and were to be released from escrow and returned to us.  The letter delivered in October 2002, relating to the second earn-out period that ended September 27, 2002, notified Inktomi Corporation that since revenue did not meet the contractually defined revenue target for that period, the 191,378 earn-out shares are not earned and will be released from escrow and returned to us.

Between January 1, 2002 and September 30, 2002, we granted options to purchase a total of 445,000 shares of common stock under the amended and restated Stock Option and Incentive Plan to certain of our employees.  In addition, during that period, 30 shares of our common stock were issued in connection with the exercise of stock options.

ITEM 5.    OTHER INFORMATION

In the second quarter of 2002 we adopted a corporate restructuring program designed to focus our activities on our Interactive Database Marketing and Outsourced e-mail Marketing solutions.  The restructuring plan included eliminating the products and service offerings of our Commerce Division. The restructuring plan incorporates the closing of our subsidiary in the United Kingdom by the end of 2002, the elimination of 18 positions and the disposal of non-core assets.

Following the acquisition of the Commerce Division from Inktomi Corporation, the Commerce Division business began to deteriorate, as reflected in our previous Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K.  Less money was being spent on this type of technology by businesses, as the returns perhaps did not appear to justify investing in the products and services we offered through the Commerce Division.  As a result, several of the Commerce Division clients that were up for renewal did not renew their agreements and a large new customer terminated its contract early. Additionally, with many companies having less discretionary funds due to slow downs in the capital markets, new customers were not entering into contracts for our Commerce Division offerings.  Therefore, the Commerce Division experienced a significant increase in expenses without the corresponding increase in revenues. Due to the decline in the customer base, we concluded that the benefits derived from the Commerce Division would not be sufficient to support the product offerings and the decision was made to close the Commerce Division.

The majority of the customer agreements for the Commerce Engine and Commerce Network services terminated by the end of the second quarter of 2002, with the remaining agreements terminating by August 30, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Partial Lease Termination Agreement, dated September 27, 2002, by and between Democracy Associates Limited Partnership and E-centives, Inc.
10.2*	Renewal of Master Services Agreement, dated September 24, 2002.

10.3	Capital Infusion Commitment, dated September 12, 2002, of Friedli Corporate Finance

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

During the three month period ended September 30, 2002, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2002.

E-CENTIVES, INC.

By:	/s/ David A. Samuels

David A. Samuels
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kamran Amjadi, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of E-centives, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ Kamran Amjadi
Kamran Amjadi
Chairman and Chief Executive Officer

I, David A. Samuels, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of E-centives, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ David A. Samuels
David A. Samuels
Chief Financial Officer