Form 10-K
period 2002-12-31
E CENTIVES INC
filed 2003-03-31
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2002

Commission File Number:

E-centives, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1988332
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6901 Rockledge Drive, 6th Floor, Bethesda, MD 20817

(Address of principal executive offices)

(240) 333-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the SWX Swiss Exchange as of June 28, 2002 is $9,633,963(1).

(1) Assumes an exchange rate of 1.48829 Swiss Francs per one U.S. Dollar as of June 28, 2002.

As of March 24, 2003, there were 37,349,284 shares of the registrant’s common stock outstanding.

E-centives, Inc.

Form 10-K

E-centives, Inc.

PART I

ITEM 1- Business

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for any historical information, the matters we discuss in this Annual Report on Form 10-K concerning our company contain forward-looking statements.  Any statements in this Form Annual Report on 10-K that are not statements of historical fact, are intended to be, and are, “forward-looking statements” under the safe harbor provided by Section 27(a) of the Securities Act of 1933.  Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ as well as other factors identified in our filings with the SEC and those presented elsewhere by its management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Annual Report on Form 10-K.  The Company assumes no obligation to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

AVAILABLE INFORMATION

Our Internet website address is www.e-centives.com. We make available, free of charge, on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

OVERVIEW

We were established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, we amended our articles of incorporation to change our name to Emaginet, Inc. and again in March 1999 we amended our articles of incorporation to change our name to E-centives, Inc. During March 2001, we expanded our international operations by establishing a subsidiary in the United Kingdom, E-centives Limited.  However, the operations of this subsidiary were terminated in conjunction with our second quarter 2002 restructuring plan that involved closing down the operating activities of the Commerce Division.

We provide interactive direct marketing technologies and services for global marketers.  We offer a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences.  During 2002, our solutions included the Interactive Database Marketing System, the E-mail Marketing System, the PerformOne Network, the Commerce Engine and the Commerce Network. With our acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, we began providing additional advertising and e-commerce services through our ConsumerREVIEW.com division. However, during the second quarter of 2002, we decided to suspend offering the Commerce Network and the Commerce Engine, and in July of 2002, we decided to suspend the offerings of the PerformOne Network.

•                    Our Interactive Database Marketing System is a comprehensive solution that offers a suite of e-marketing technologies including e-mail marketing, online promotions and data warehousing.  Our system provides solutions for creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives.  Our system can deploy and manage promotions, and track individual consumer’s responses to offers for manufacturers, retailers, and websites.

•                  Our E-mail Marketing System enables companies to build ongoing, personalized dialogs with their audiences. Our system can improve effectiveness of e-mail marketing campaigns through segmentation and targeting and have shown to raise response rates, enabling our clients to boost sales, strengthen brands and build loyalty with their customers.

•                  ConsumerREVIEW.com manages web communities around common product interests.  The web properties are dedicated to meeting the needs of consumers who are researching products on the web. We focus on creating an online environment that fosters communication and consumer-generated reviews of products, by providing an interface to a large database of product information, forums, and other useful content.

•                  Our PerformOne Network provided marketers with the ability to deliver targeted, personalized offers to millions of consumers across our network of partner sites and via e-mail.

•                  Our Commerce Engine provided Internet sites with leading product search and comparison shopping tools. From dynamic e-marketplaces to customized product search applications, these solutions helped businesses provide their users with the support tools they needed to make smarter purchase decisions.

•                  Our Commerce Network enabled merchants to distribute and promote their products to the end users of our Commerce Engine customers.  It collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for access through our Commerce Engine customers.

Of our total net revenue of $7.2 million for the year ended December 31, 2002, we generated approximately 11% from agreements with international customers. One of our Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $4.5 million, or 62%, of our revenue for the year ended December 31, 2002.  This customer’s initial contract expired in October 2002; and the customer subsequently renewed the agreement for an additional year.  Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

INDUSTRY BACKGROUND

The Internet has emerged as a powerful marketing medium that allows millions of consumers and marketers to conduct business and interact with each other in unprecedented ways.  Early online marketing strategies were heavily focused on customer acquisition, optimizing the emerging medium’s inherent capacity to build brand awareness, advertise products and services, and promote purchases.  With the exponential increases in the volume of sites and the ease with which consumers could navigate between them, online marketers turned to customer retention and loyalty-building efforts to differentiate themselves from the competition.

The Internet is particularly well suited to direct marketers because of its ability to access both broad audiences, as well as precisely defined groups.  As a result, the Internet provides marketers with opportunities to identify and attract customers, as well as target specific types of users and collect data on their preferences.  At the same time, we believe the Internet appeals to consumers because it offers more individual control over marketing messages.  The growth of the Internet has encouraged both e-commerce and traditional brick and mortar companies to spend more of their marketing budgets via the Internet.  We believe there is a need for a marketing infrastructure that could satisfy the objectives of both marketers and consumers, which would enable businesses to acquire and retain customers, yet operate from a consumer-centric approach that would provide relevance and meaningful value to the individual user.

OUR PRODUCTS AND SERVICES

We launched our direct marketing services in November 1998 by delivering e-centives (promotions including such items as digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives) through our PerformOne Network (previously called Promotions Network).  While we were introducing our PerformOne Network between November 1998 and June 1999, we allowed marketers to use the system at no charge.  We then began generating revenue in the third quarter of 1999.  In conjunction with the acquisition of the Commerce Division, the Commerce Engine and Commerce Network began generating revenue in late March 2001.  In July 2001, we started producing revenue from our E-mail Marketing System. With the acquisition of the Promotions System from BrightStreet.com in December 2001, we began generating revenue by providing services from the Interactive Database Marketing System. During the second quarter of 2002 we decided to suspend offering our Commerce Division’s products and services.  The majority of the customer agreements for the Commerce Engine and Commerce Network were terminated by the end of the second quarter of 2002, with the remaining agreements terminating by August 30, 2002. In addition, in July of 2002 we decided to suspend the offerings our PerformOne Network by fulfilling our existing contracts and curtailing any new sales efforts. With the acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, we began generating revenue from advertising fees and e-commerce transaction fees from our ConsumerREVIEW.com division.

Our current primary product offerings are our Interactive Database Marketing System and our E-mail Marketing System, along with ConsumerREVIEW.com’s advertising and e-commerce services.

Interactive Database Marketing System

With the acquisition of substantially all of BrightStreet.com’s assets in December 2001, we combined the Promotion System with our E-mail Marketing System, our data warehousing system and our online reporting system and began offering our Interactive Database Marketing System.  This technology and infrastructure, which is primarily targeted at consumer packaged goods companies, allows companies to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and our patented coupon promotion system.  This system enables companies to acquire consumers, collect consumers’ brand preference and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, track individual usage of each coupon, as well as track and report every consumer interaction with the system.  For the years ended December 31, 2002 and 2001, we generated 67% and 1% of our revenue, respectively, from our Interactive Database Marketing System. Substantially all of our 2002 revenue related to our Interactive Database Marketing System was generated from our contract with Reckitt Benckiser PLC.

E-mail Marketing System

Our E-mail Marketing System allows companies to build ongoing, personalized dialogs with their audiences by outsourcing their e-mail marketing needs to us.  It lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process.  This system consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and analytical services.  It is designed to help build an ongoing, personalized communication with the client’s intended audience and maximize effectiveness through segmentation and targeting.  For the years ended December 31, 2002 and 2001 we generated 5% and 2% of our revenue, respectively, from our E-mail Marketing System.

ConsumerREVIEW.com

ConsumerREVIEW.com is a leading source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. Users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and shop online. ConsumerREVIEW.com business services primarily include advertising and e-commerce referrals. For the year ended December 31, 2002, we generated 3% of our revenue from ConsumerREVIEW.com, as these web sites were acquired in early December 2002.

PerformOne Network

Our direct marketing system was designed to enable marketers to access a database of consumers across the websites of our network partners and by e-mail. Our PerformOne Network included a web-based application that enabled consumers to register to receive promotional offers at our network partners’ websites or through our website. Our members provided demographic information and product category interests in return for targeted offers. Our system then delivered offers for products and services directly to the member’s account or through e-mail. PromoMail, the primary service we provided our marketers, consisted of targeted e-mails highlighting a marketer’s specific promotion.  Our application provided network partners with the ability to present offers to their users without the costs and challenges of building and maintaining their own online direct marketing system. For the years ended December 31, 2002, 2001 and 2000, we generated 4%, 62% and 100% of our revenue, respectively, from our PerformOne Network.

Commerce Products and Services

Through the acquisition of the Commerce Division in March 2001, we acquired a system that provided product search, price comparison and merchandising services.  However, as part of our second quarter 2002 restructuring plan, we discontinued offering our commerce products and services, the Commerce Engine and the Commerce Network. For the years ended December 31, 2002 and 2001 we generated 21% and 35% of our revenue, respectively, from our Commerce Division.

Commerce Engine.  The Commerce Engine was an application designed to handle the challenges of bringing consumers and merchants together and promoting transactions between them. It was a platform to collect and organize vast amounts of electronic product information from online merchants and publishers of comparative product information. We made the Commerce Engine available to Internet portals and other website customers who, in turn, provided commerce services through their sites to end users. We provided and managed all hardware, software and operational aspects of the Commerce Engine and the associated databases of product libraries and purchasing locations.

Commerce Network. This system enabled merchants to distribute and promote their products to the end users of our Commerce Engine customers.  It collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for access through our Commerce Engine customers.

INFORMATION ON OUR OPERATING SEGMENTS

Basis of Reportable Segments

In accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information, starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company reports its segment information in two reportable segments: E-centives and ConsumerREVIEW.com.

•                       E-centives includes the services of the Interactive Database Marketing System, the E-mail Marketing System, the PerformOne Network, the Commerce Engine and the Commerce Network.

•                       ConsumerREVIEW.com sells advertising and e-commerce services that are provided through a network of web communities.

FAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources.

The chief operating decision maker evaluates the performance of the Operating Segments and allocates resources based on profit or loss and cash generated from operations. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements, which begin on page F-6.

Segment Financial Information

For financial information regarding the Company’s reportable segments, including net sales, operating profit, identifiable assets and other information by segment, see Note 11 of the Notes to Consolidated Financial Statements, which begin on page F-6.

OUR BACKLOG

We include in our backlog only those customer orders for which we have a signed agreement with a defined term for the customer relationship. At December 31, 2002, the quantity of backlog orders was not significant, because the majority of our agreements have a short period of time between the signing of the agreement and the providing of the service. However, the few agreements that do have backlogs are for our larger agreements for our Interactive Database Marketing System and our E-mail Marketing System, which typically have terms ranging from six months to one year.

Our backlog was approximately $2.4 million and $5.8 million at December 31, 2002 and 2001, respectively. Backorders for both years included contracts for sales of our Interactive Database Marketing System and our E-mail Marketing System, however backorders at December 31, 2001 also included orders related to our Commerce Division and our PerformOne Network.  The decrease is primarily due to our suspension of offering the services of the Commerce Network, the Commerce Engine and the PerformOne Network during 2002.

RECENT ACQUISITION

On December 4, 2002, we acquired substantially all of Consumer Review Inc.’s assets and certain of its liabilities through an Asset Purchase Agreement.  The cost of the acquisition was approximately $2.7 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $320,000 in acquisition costs.  At closing, the Series B convertible preferred stock was placed into escrow.  If we experience a change in control before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of our common stock and shall be released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined based upon the achievement of contractually defined revenue during the calculation period and will be adjusted pursuant to the schedule below.  The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement.

Revenues during the Calculation Period	Conversion Rate
Less than $1,000,000	4 to 1
More than $1,000,000, but less than $2,000,000	6 to 1
More than $2,000,000, but less than $3,000,000	8 to 1
More than $3,000,000, but less than $4,000,000	10 to 1
More than $4,000,000, but less than $6,000,000	12 to 1
$6,000,000 or more	14 to 1

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  We engaged an independent third-party appraiser to perform a valuation of the Series B convertible preferred stock and intangible assets associated with the acquisition.

SALES AND MARKETING

We seek to establish relationships with clients principally through our direct sales force, as well as working with advertising or promotional agencies to reach their clients. During 2002, we maintained sales personnel in major metropolitan areas of Washington, D.C., San Francisco and New York, as well as in the United Kingdom and France.  However, our United Kingdom office was closed and our French presence was terminated during 2002, as we decided to concentrate our focus on our United States/North America operations.

In order to strengthen our existing relationships with clients, we offer account management, technology integration and consulting services. We assign account managers with knowledge of on-line direct marketing to clients with the goal of increasing the performance of their marketing efforts and overall satisfaction with our services. Our account managers also provide periodic reports to clients and help formulate strategies to more effectively market their products and services.

We primarily market our products and services through conferences and tradeshows.

TECHNOLOGY

ConsumerREVIEW.com

To meet the demands of its network of growing web communities and product research sites, Consumer Review, Inc. developed a proprietary, next-generation web architecture based on Microsoft .NET® enterprise server technology. We acquired this technology when we purchased substantially all the assets of Consumer Review, Inc. in December 2002.  Designed for world-class performance, the system was built for scalability, reliability, and interoperability with web-enabled enterprise partners. It was developed for simplified manageability, using open web standards, such as XML.  The web architecture was envisioned in 2000 and developed and launched in 2001.

Functions:

•                  Provides product research and drives purchasing decisions based on the experience of other consumers.

•                  Creates enthusiast communities with communication on message boards, marketplaces, and photo galleries.

•                  Delivers advertising, merchandising, content syndication, e-commerce partnerships, and other valuable services.

Components:

•                  User profiling – registration and login for various site services.

•                  Workflow, content, account, service and syndication management.

•                  Network operations on an array of load balanced, dynamic servers.

Microsoft published a case study on ConsumerREVIEW.com as the migration to Microsoft .NET® began. This study may be viewed at http://www.microsoft.com/servers/evaluation/casestudies/ConsumerRev.asp to learn more.

Promotions System

This system enables companies to create, manage, deliver and track promotional vehicles, such as print-at-home online coupons.  This technology was built to meet the stringent requirements of Consumer Packaged Goods manufacturers, including standardized bar codes and integration with existing coupon clearinghouses, but has benefits that cross many other industries.  Our system’s printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods.  In addition, our system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles.  Our technology can also be used to build knowledge about consumers, such as their prior product purchases and loyalty data, and to get a more accurate measure of the actual impact of marketing expenditures on sales.

The promotions system consists of the following:

•                  database servers for storing promotions, subscribers, content and promotion activity data;

•                  data collection and transformation servers for importing and exporting both subscriber and promotion data;

•                  application servers for promotion content management and promotions serving;

•                  web servers to support campaign management; subscription management, and promotion activity tracking; and

•                  client-side plug-in software that manages the subscribers’ identification and printable coupon assembly and printing.

All promotions are built and managed using our proprietary web-based Maestro campaign management software, which was designed and built to be used either by our account management team or by our customers directly, based upon the service level model selected by our customers.  Once promotions are launched, our application servers, which are clustered for load balancing and fault tolerance, serve the promotions to the users for viewing and printing.  This architecture allows us to scale the system, simply by adding hardware as required.

All of our customers’ subscribers and content for promotions are stored in relational databases.  These databases are replicated to a stand-by database for fail-over purposes, and all data is regularly copied to tape for disaster recovery purposes.  We host our promotions system in a data center that provides redundant network connectivity and diesel generated backup power.  In addition we monitor and test our system, and as defects are identified they are addressed with version and process controlled upgrades.

E-mail Marketing System

We have developed a proprietary e-mail marketing system that is built to scale with our customers.  This system enables companies to communicate and build relationships with their users via e-mail.  This correspondence can be single messages or a series of messages that are sequenced to form a conversation to facilitate building a one to one relationship.  The e-mail marketing system consists of the following:

•                  database servers for storing e-mail lists, content and e-mail activity data;

•                  data collection and transformation servers for importing and exporting both subscriber and e-mail activity data;

•                  application servers for content management, personalization engine and inbound mail handling;

•                  web servers to support campaign management, subscription management, viral marketing and activity tracking; and

•                  mail servers for sending and receiving e-mail.

All of our clients’ e-mail lists and content for e-mail campaigns are stored in a relational database prior to the sending of the e-mail campaigns.  This database is constantly being replicated to a stand-by database for fail over purposes and all data is copied to tape nightly for disaster recovery purposes.

Once an e-mail campaign is run, the e-mails are assembled using our applications servers, which are clustered for load balancing and fault tolerance.  Each e-mail can be individually personalized with relevant content and targeted offers for the respective recipients.  As each message is assembled, it is sent to a farm of outbound mail servers using a load-balancing appliance, which is also fault tolerant.  This architecture allows us to scale horizontally, simply by adding hardware to the required components.  After an e-mail campaign has been sent, our data collection component collects and aggregates all e-mail activity and provides this to our clients via web based real-time reporting.

All e-mail campaigns are built and managed using our proprietary e-mail Content Manager, which was built to be used both by our account management team, to provide a full service model to our clients, as well as by our clients for a self-service model.

We host our systems in a data center that provides redundant network connectivity and diesel generated backup power.  In addition we monitor and test our system, and as defects are identified they are addressed with version and process controlled upgrades.

Data Warehousing & Reporting System

We have developed a data warehousing and reporting system that was developed to scale with our needs.  This system enables us to collect user level activity data from our various marketing applications, including our E-mail Marketing System and our Promotions System, and provide online reporting and analysis.  This system provides our customers with the results of their marketing campaigns, and enables optimizing decision-making to improve their strategies and tactics.

The data warehousing and reporting system consists of the following:

•                  database servers for storing subscribers, marketing campaigns and activity data;

•                  data collection and transformation servers for collecting subscriber activity data and importing subscribers;

•                  reporting servers for aggregating subscriber level data into standard and custom reports;

•                  web servers for online report delivery; and

•                  client-side plug-in software for browsers that manages the display of reports in both numerical and graphical formats with the ability to export data into various formats, such as Excel and HTML, for further distribution and analysis.

All of our customers’ data are stored in a relational database.  This database is constantly being replicated to a stand-by database for fail-over purposes and all data is regularly copied to tape for disaster recovery purposes.  Our reporting servers are fed aggregated data and are load balanced and fault tolerant.  Our architecture allows us to scale the system, simply by adding hardware to the required components.

PerformOne Network

We developed a proprietary and scalable technology infrastructure that enabled marketers to create, deliver, redeem and track targeted promotions that we call e-centives. The e-centives system principally consisted of database and user interface servers, as well as a Campaign Manager software that managed the creation and presentation of e-centives.

All e-centives were stored in and accessed from our database servers. These databases were developed using standard, high-performance technology and were designed for rapid identification of target members. Our database server architecture was hardware scalable, which meant that we could add new hardware servers to increase capacity or improve access times as our membership and number of e-centives grew. We implemented the following initiatives to improve performance and decrease system failures:

•                  a backup of membership and application data was completed daily;

•                  individual server failures were mitigated through the deployment of redundant servers and storage devices;

•                  all database servers were upgraded to maximize both processor speed and available memory; and

•                  periodic in-house scalability testing and performance tuning of the whole system were performed.

The user interface servers searched our databases and displayed the individual member’s e-centives accounts as web pages. These servers controlled the co-branded web pages of our marketers and partners. The user interface servers were deployed in a way to permit uninterrupted service in the event of a failure of one server. The servers also gathered information used for member behavior analysis and tracking.

Commerce Engine and Commerce Network

A proprietary technology infrastructure was developed to scale with our client’s needs and to provide turnkey commerce capabilities for companies in a broad range of markets. The flexible platform enabled sites to blend commerce into their user experience, embedding relevant products and content within a range of applications including web search, online banking, and editorial content.

The core items that made up the Commerce Engine technology included Product Finder, Product Merchandiser, Marketplace, Omega and Product Spotlight.  All of these systems used a combination of databases, application servers, and network equipment that provided an infrastructure for delivering access to the content and services.  The content included product listings, offers and 3rd party related content.

•                  Product Finder included proprietary technology that allowed our partners to search through the content of our database returning relevant results based on the provided search criteria. A portion of this technology was a result of patented and patent pending technology.

•                  Product Merchandiser used proprietary technology to target a subset of our content to individuals based on the individuals profiles, portal specifications, merchant specifications and observed aggregated browsing and buying behavior of users of the system.

•                  Marketplace provided a flexible website building and hosting solution that allowed our partners to customize their consumers shopping experience. This technology was accessible to the consumer as a set of web pages that dynamically served up a shopping experience. Another portion of the technology was a set of web tools that were used to manage and configure that shopping experience.

•                  Omega provided the ability to integrate our product listing content into other companies’ standard web search experience.

•                  The Product Spotlight service provided for e-mail delivery of our content personalized to an individual.

In addition to these systems described above, there were additional applications and web tools that we provided to our partners to manage and interact without the system.

•                  The Selling System was a web-based tool that interacted with our systems and databases to enable our merchant partners to selectively publish and promote product offers. This content published by each merchant was then accessible via Product Merchandiser and Marketplace to each of our portal partners.

•                  The Control Panel was a web-based tool that interacted with our systems and databases. The tool enabled the portal partner to configure aspects of the various commerce engine systems.

•                  The Taxonomy Mapping Tool was a downloadable application that interacted with our databases and servers, which allowed a portal partner to create a custom view on how to navigate through all of our product content.

All our content was stored in and accessed from our database servers.  Our database server architecture was hardware scalable, which means that we could add new hardware servers to increase capacity or improve access times as our membership and traffic grew.

We monitor and test our system and software, and from time to time have identified minor defects. We address such defects by rewriting software code and, if possible, replacing small portions of our proprietary software with commercially available software components. Any difficulties in implementing new software may result in greater than expected expense and may cause disruptions to our business.  We spent approximately $2.9 million, $7.9 million, and $4.1 million in 2000, 2001 and 2002, respectively, on research and development activities.

COMPETITION

We believe that the market for our solutions to be rapidly evolving and intensely competitive. We mainly compete with providers of promotions and data tracking technologies and services on the Internet. Some of our current and potential competitors include:

•                  other providers of marketing technologies and services;

•                  traditional advertising agencies;

•                  outsourced e-mail providers;

•                  coupon providers; and

•                  promotions destination sites.

As a provider of online direct-marketing solutions, we generally compete with marketing and other promotion programs for a portion of a marketer’s total marketing budget. In addition, within the promotions market, we compete with a variety of businesses.

Our primary competition can be categorized as follows:

•                  both online and offline direct marketing and promotion companies;

•                  Internet-based marketing technology and services firms; and

•                  other companies that facilitate the marketing of products and services on the Internet.

Current or potential competitors include vendors that provide:

•                  e-mail marketing solutions;

•                  rewards programs; and

•                  coupon and promotion programs.

The failure to compete successfully would impair our ability to generate revenues and become profitable. Our ability to compete depends on many factors.

Factors over which we have some level of control:

•                  ability to enter into relationships with marketers;

•                  ability to provide simple, cost-effective and reliable solutions;

•                  timely development and marketing of new services; and

•                  ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

Factors outside our control include:

•                  development, introduction and market acceptance of new or enhanced services by our competitors;

•                  changes in pricing policies of our competitors;

•                  entry of new competitors in the market;

•                  ability of marketers to provide simple, cost-effective and reliable promotions; and

•                  market economy impacts on our clients’ marketing budgets.

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

INTELLECTUAL PROPERTY RIGHTS

A large part of our success depends on protecting our intellectual property, which is one of our most important assets. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be seriously harmed.

We have developed and acquired proprietary technology, including database and interface servers, offer creation and presentation software, and software to enable communication between marketers’ e-commerce systems and our system. All of our marketer clients who desire to use our software enter into a license agreement with us. In addition, we require employees, contractors and other persons with access to our proprietary information to execute confidentiality and non-compete agreements. We seek to protect our software, documentation and other written materials under trade secret and other intellectual property laws, which afford only limited protection. We have not registered any copyrights in the U.S. or elsewhere related to our software or other technology.

We have several issued U.S. patents and a number of pending U.S. and foreign patent applications. Our pending patent applications seek to protect technology we use or may use in our business. We have no issued foreign patents, but we have several pending foreign patent applications. It is possible that no patents will be issued from the currently pending patent applications.  It is also possible that our patents or any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. Also, any patent we have currently or that is issued to us may not provide us with any competitive advantages. We may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit or prevent our ability to do business. Some of our acquired patent rights are subject to reversion if certain payments are not made (see page 28 regarding the acquisition of substantially all of BrightStreet.com’s assets for further details).

We have registered the E-centives trademark in the U.S. We have filed U.S. trademark registrations for PromoCast, PromoCommerce, PromoMail, PromoMail Event, PromoMail Spotlight, BrightStreet and BrightStreet.com, all of which are pending. We have also filed for trademark registration of E-centives, the E-centives logo, PromoCast, PromoCommerce, and PromoMail in Switzerland and with the European Union. Through our acquisition of the substantially all the assets of Consumer Review, Inc., we obtained several additional registered U.S. trademarks, including but not limited to, Car Review, MTB Review, PC Photo Review, Golf Review, Garden Review, Computing Review, Videogame Review and Photography Review. We currently own several additional U.S. registered trademarks related to the ConsumerREVIEW.com business line, and we also claim rights in a number of additional tradenames associated with our business activities.

We hold rights to various web domain names including E-centives.com, BrightStreet.com, and ConsumerREVIEW.com, as well as several other review-related domains. Regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to or diminish the value of our trademarks and other proprietary rights.

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

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. In fact, in 2000, we settled litigation with one of our competitors regarding our intellectual property (see Item 3 – “Legal Proceedings” on page 20).  It is possible that in the future, other third parties may claim that our current or potential future products infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, require us to enter into royalty or licensing agreements or subject us to an injunction. These agreements, if required, may not be available on terms acceptable to us or at all, which could materially adversely affect our business, financial condition, results of operations and cash flow. We have recently filed a patent infringement action against Coupons, Inc., pending in the United States District Court (District of Maryland). See Item 3 – “Legal Proceedings” on page 20 for further details.

We integrate third-party software from vendors such as Oracle Corporation into the software we use in our business. The third-party software may not continue to be available to us on commercially reasonable terms. We may not be able to renew these agreements or develop alternative technology. If we cannot maintain licenses to key third-party software, develop similar technology or license similar technology from another source on a timely or commercially feasible basis, our business, financial condition, results of operations and cash flow could be materially adversely affected.

EMPLOYEES

As of December 31, 2002, we had a total of 85 employees, all of whom were based in the United States. Of these, 32 were sales and marketing, 30 were product development and 23 were general and administrative personnel.  None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our employee relations are good.  The table below reflects our employee headcount at December 31 for each of the years below:

1997	16
1998	31
1999	74
2000	110
2001	153
2002	85

RECENT DEVELOPEMENTS

(a) Convertible Promissory Note

In March 2003, we executed a convertible promissory note in favor of Friedli Corporate Finance and InVenture, Inc., for an aggregate sum of up to $6 million.  The terms of the note includes, among other things, an 8% interest rate, a maturity date three years from the date of issuance, a conversion feature which provides that under certain circumstances each note will automatically convert to our common stock, a prepayment premium of up to 30% of the principal amount under each such note, and a one-time final payment charge, in addition to all principal and interest paid, of 30% of the principal amount to be paid at maturity.  We may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the note term.  All principal drawn upon will be secured by substantially all of our assets.  We intend to use the amounts drawn upon for working capital and general corporate purposes.

(b) Termination of employees

During the first quarter of 2003, we made a payment of approximately $122,000, consisting of severance and other employee benefits related to the planned termination of 11 employees.

RISK FACTORS

We caution you that our performance is subject to risks and uncertainties.  There are a variety of important factors like those that follow that may cause our future business, financial conditions, results of operations and cash flow to differ materially and/or adversely from those projected in any of our forward-looking statements made in this Annual Report on Form 10-K or otherwise. The following risk factors and other information in this Annual Report on Form 10-K should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and cash flow.

Risks Related to Our Business

We have incurred net losses since inception, expect to incur continuing losses and may never achieve profitability in the future.

To date, we have not been profitable. We did not begin to generate revenues until the third quarter of 1999. As of December 31, 2002, we had an accumulated deficit of approximately $116.7 million. We incurred net losses in 2002, 2001, and 2000 of $17.1 million, $45.0 million and  $29.9 million, respectively. We may continue to incur losses and may never achieve profitability in the future. We expect to incur lower net losses and negative cash flow during the next year or so, with the overall goal of achieving profitability for the business.  We expect to spend additional financial resources to expand our business during the next 12 months until we are able to fund expansion initiatives through existing working capital resources.  We have quantified the specific amounts of operating expenses and capital expenditures we expect to incur, and we currently anticipate spending between $375,000 and $575,000 over the next 12 months on capital expenditures and expenses associated with expanding our system capacity.  If we cannot achieve operating profitability or positive cash flows from our operating activities, we may be unable to secure additional funding, our stock price may decline and we may be unable to continue our operations.

Our future results and the demand for our services are uncertain, and we will not become profitable if our services do not achieve market acceptance.

We were incorporated in August 1996 and launched our online direct marketing system in November 1998. We did not charge for our services and did not begin to generate revenues until the third quarter of 1999.  Since then, we have started offering additional services, some through acquisitions and others through the launching of internally developed services.  Accordingly, our future results are uncertain and our results to date may not be representative of our future results.  If our products and services do not achieve market acceptance, our business will not become profitable.

Since some of our services are new, we cannot predict their demand. Demand for our services is dependent upon many factors.

Factors over which we have some level of control include:

•                  the number of customers we can attract to our solutions;

•                  our ability to compete successfully in our market; and

•                  our success in promoting our products and services through our sales, marketing and business development personnel.

Factors outside our control include:

•                  uncertainty about the value and effectiveness of our marketing solutions;

•                  our customers’ ability to sell their products and services to their consumers; and

•                  the quality, accuracy and utility of the information provided to us that we provide to marketers regarding member demographics, member activity and promotional success.

A general national economic downturn has and may continue to materially adversely affect our business, financial condition, results of operations and cash flow.

Economic indicators suggest that the U.S. economy has experienced a general national economic downturn from 2001 into early 2003.  Such downturns typically result in materially adverse effects upon advertising and marketing expenditures and retail sales.  The repercussions from any such downturn are likely to have a materially adverse effect on our business, financial conditions, results of operations and cash flow by reducing the demand for our services and the amount of any fees we are able to obtain.  The businesses of our clients are likely to be affected by any downturn in such a manner as to reduce their willingness to make advertising and marketing expenditures. Consumer demand for goods and services offered by our clients may similarly weaken as a result of such downturn.  Numerous companies engaged in the provision of goods and services online have recently encountered significantly reduced revenues, lay-offs of personnel and often bankruptcy and/or liquidation. The occurrence or continuation of such a general national economic downturn and any of the resulting effects, including those above, has and may continue to materially adversely affect our business, financial conditions, results of operations and cash flow.

We may require additional capital to finance the growth of our operations, and if such funds are not available, we may not be able to fund our planned expansion or continue operations.

We currently anticipate that our existing capital, together with our funds from operations and the proceeds from the our recent $6 million promissory note funding, will be sufficient to meet our need for working capital, capital expenditures and business expansion into the second quarter of 2004.  Additionally, Friedli Corporate Finance has executed a letter to us confirming its ability to provide us with $20 million in funding (of which $6 million was the recent convertible promissory notes).  See “Recent Developments” on page 12 for a further discussion on the financing commitment.  Further, we may need to raise additional funds sooner than we expect. For example, we may need additional financing if we:

•                  are unable to increase our revenues as anticipated;

•                  decide to expand faster than planned;

•                  develop new or enhanced services or products ahead of schedule;

•                  need to respond to competitive pressures; or

•                  need to acquire complementary products, businesses or technologies.

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

We may not successfully integrate and manage the assets we purchased from Consumer Review, Inc., and the intended benefits of the acquisition may not be realized, which could have a negative impact and/or have materially adversely effect on the market price of shares of our common stock and our business.

The acquisition of substantially all of the assets of Consumer Review, Inc. poses risks for our ongoing operations and the value of shares of our common stock, including that:

•                  we may fail to successfully integrate the acquired products and services into our business operations;

•                  we may incur unanticipated expenses related to the integration of the businesses into our existing business operations;

•                  we may experience difficulties and incur unanticipated expenses related to the assimilation and retention of employees; and

•                  whether or not successfully integrated, the acquired assets may not perform as well as we expect.

If we fail to successfully integrate the acquired assets and/or fail to realize intended benefits of the acquisition due to any of the foregoing reasons, the market price of shares of our common stock could decline and/or our business, financial condition, results of operations and cash flow could be materially adversely affected.

We may not be able to compete successfully against current and future competitors.

The market to provide our services is intensely competitive and rapidly changing. We expect competition to continue to increase as a result of such factors as:

•                  our market’s increasing size;

•                  our market opportunity becoming more visible;

•                  minimal barriers to entry; and

•                  industry consolidation.

We compete with companies for the dollars that marketers allocate to their marketing budgets. We compete for these marketing dollars with many online direct marketers in several fields, such as vendors that provide:

•                  e-mail marketing solutions;

•                  rewards programs; and

•                  coupon and promotions programs.

We believe the market for our Promotions System to be rapidly evolving and intensely competitive. In this area, we mainly compete with providers of promotions and data tracking technologies and services on the Internet. Some of our current and potential competitors include:

•                  other providers of marketing technologies and services;

•                  traditional advertising agencies;

•                  coupon providers; and

•                  promotions destination sites.

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

Factors over which we have some level of control include:

•                  ability to enter into relationships with marketers;

•                  ability to provide simple, cost-effective and reliable solutions;

•                  timely development and marketing of new services; and

•                  ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

Factors outside our control include:

•                  development, introduction and market acceptance of new or enhanced services by our competitors;

•                  changes in pricing policies of our competitors;

•                  entry of new competitors in the market; and

•                  ability of marketers to provide simple, cost-effective and reliable promotions.

The failure to compete successfully would impair our ability to generate revenues and become profitable.

Our E-centives brand may not achieve the level of recognition necessary to attract additional clients, and building recognition of the E-centives brand may require us to expend significant funds on marketing, either of which could materially adversely affect our business, financial condition, results of operations and cash flow.

To be successful, we must continue to build and increase market recognition of our corporate brand because our market is competitive, with low barriers to entry. We no longer advertise to attract visitors to our website, but rather are attempting to build a brand that businesses identify with online marketing. We believe that the recognition of the E-centives brand is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers’ attention increases. Building recognition of the E-centives brand may require us to expend significant funds on marketing.  The outcome of our marketing efforts is hard to predict. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract marketing clients could be harmed which would cause a materially adverse affect on our business, financial condition, results of operations and cash flow.

Our network infrastructure, computing systems or software may fail or be compromised or damaged, which could harm our reputation, as well as materially adversely affect our business, financial condition, results of operations and cash flow.

The performance of our hardware and software is critical to our business. System failures that cause an interruption in service or a decrease in responsiveness of our transaction processing or data storage capabilities could impair our reputation and the attractiveness of our brand. We have experienced periodic system interruptions, which may occur from time to time in the future. All such disruptions were caused by unique errors in our software code that were all subsequently corrected and did not have a material adverse effect on our business. Any significant increase in the frequency or severity of future disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The software for our systems is complex and may contain undetected errors or defects, especially when we implement upgrades to our system. Any errors or defects that are discovered after our software is released for use could damage our reputation or result in lost revenues.

We regularly monitor and test our system and software, and from time to time we have identified minor defects. We currently address such defects by rewriting software code and, if possible, replacing portions of our proprietary software with commercially available software components. Any difficulties in implementing this new software may result in greater than expected expense and may cause disruptions to our business.

Cable & Wireless (formerly Exodus Communications) and Metromedia Fiber Network host our systems and provide us with communications links. The delivery of our services is substantially dependent on our ability and the ability of the providers to protect our computer hardware and network infrastructure against damage from, among other things:

•                  human error;

•                  fire and flooding;

•                  power loss;

•                  telecommunications failure; and

•                  online or physical sabotage.

We rely on Cable & Wireless and Metromedia Fiber Network for a significant portion of our Internet access as well as monitoring and managing the power and operating environment for our server and networking equipment. Any interruption in these services, or any failure of Cable & Wireless to handle higher volumes of Internet use, could result in financial losses or impair our reputation. In May 2002, MetroMedia Fiber Network filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Subsequent to this filing, E-centives made a decision to consolidate all of its colocation equipment within its Cable & Wireless facilities.  As such, E-centives no longer maintains any colocation assets with Metromedia Fiber Network.

Our system capacity needs are untested and our failure to handle the growth of our database may materially adversely effect our business, financial condition, results of operations and cash flow or require us to expend substantial capital.

The capacity of our system has not been tested and we do not yet know the ability of our system to manage substantially larger amounts of users and related data. A substantial increase in the number of users and a corresponding increase in the number of data records could strain our servers and storage capacity, which could lead to slower response time or system failures. We may not be able to handle our expected user and transaction levels while maintaining satisfactory performance. System failures or slowdowns adversely affect the speed and responsiveness of our transaction processing. These would have a negative impact on the experience for our clients’ users and reduce our system’s effectiveness. Such an increase could require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data, and could materially adversely affect our business, financial condition, results of operations and cash flow. We believe that on average, our various systems’ hardware, at peak traffic levels, run at approximately 80% of capacity. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

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

We collect consumer demographic and purchase preference information from users and also collect data regarding the offers viewed and offers clicked-on by such users. Privacy concerns may cause users to resist signing up for our system, providing personal information and allowing us to monitor their usage. If users were to reduce the information voluntarily supplied or block access to their data, our ability to improve our database of user information and the value of our service would diminish.

Privacy laws may be enacted or applied to us, which could restrict our ability to disclose consumer data with third parties, which could materially adversely affect our business, financial condition, results of operations and cash flow.

We currently report consumer information to our clients about their users. Our clients receive detailed and specific information about the activities of their users for purposes of targeting marketing messages and promotions to subscribers with certain demographic or purchase preference criteria. Growing concern about privacy and the collection, distribution and use of personal information, even in the aggregate, may lead to the enactment and application of federal or state laws or regulations that would restrict our ability to provide user data to third parties. In addition, several states have proposed legislation that would limit the uses of user information gathered online. Consequently, any future regulation that would restrict our ability to provide information regarding users would have a materially adverse impact on our business, financial condition, results of operations and cash flow by restricting our methods of operation or imposing additional costs.

If we are not successful in protecting our intellectual property our business will suffer.

We depend heavily on technology to operate our business. Our success depends on protecting and enforcing our intellectual property, which is one of our most important assets.  We have developed and acquired proprietary technology including database and interface servers, offer creation and presentation software, and software to enable communication between marketers’ e-commerce systems and our system.

Our means of protecting our intellectual property may not be adequate. Unauthorized parties may attempt to copy aspects of our service or to obtain and use information that we regard as proprietary. It is also possible that our patents or any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. If any of our current or future patents are successfully challenged by a third party, we could be deprived of our right to prevent others from using the methods covered by such patents. In addition, competitors may be able to devise methods of competing with our business that are not covered by our patents or other intellectual property. Although, members can access our service over the Internet from anywhere in the world, we currently only have operations in the U.S. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. Our competitors may independently develop similar technology, duplicate our technology or design around any patents that we may obtain or our other intellectual property. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be materially adversely affected.

If we infringe upon the intellectual property rights of others our business, financial condition, results of operations and cash flow could be materially adversely affected.

There has been a substantial amount of litigation in the software and Internet industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future technologies infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management resources, require us to enter into royalty or licensing agreements or subject us to an injunction. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our ability to operate our business and our financial condition may suffer. For more information on pending intellectual property litigation, see Item 3 — “Legal Proceedings” on page 20 for further details.

Our liability for damages due to legal proceedings may be significant.  Our insurance may not be adequate to cover this risk.

Various legal proceedings are pending against us alleging, among other things, breach of contract and failure to fulfill certain payment obligations.  In some actions, parties are seeking damages, including treble damages, that may exceed our insurance coverage.  Some actions involve allegations that are not insured. If we sustain damages greater than our insurance coverage, or the damages are not insured, there could be a material adverse effect on our liquidity, which could hamper our operations.  For more information on pending intellectual property litigation, see Item 3 on page 20 for further details.

We may be subject to claims based on the content of promotions we deliver.

The online promotions developed by our clients may not comply with federal, state or local laws governing the content of advertisements and the sale of products and services. We do not control the content of the promotions for which we provide promotions technology. Our role in facilitating these promotions may expose us to liability based on the content of the promotions. We also may face liability if the promotional information in the promotions is defamatory, inaccurate, or infringes on proprietary rights of others. Our clients or our employees may make errors or enter inaccurate information, and we do not verify the accuracy of information contained in the promotions or otherwise for compliance with applicable advertising laws. We may face civil or criminal liability for unlawful advertising or other marketer activities. We could also face claims based on the content that is accessible from our website through links to other websites.

We may not be adequately insured to cover these claims. Any claims could require us to spend significant time and money in litigation, even if we ultimately prevail. In addition, negative publicity caused by these inaccuracies could damage our reputation and diminish our brand.

Our business may be affected by seasonal fluctuations in direct marketing spending and Internet use, which could cause our stock price to fluctuate widely and/or materially adversely affect our business, financial operations, financial results and cash flow.

Our limited operating history and rapid growth make it difficult for us to assess the impact of seasonal factors on our business. We expect seasonal fluctuations will affect our business. We believe that online direct marketing spending will be highest in the fourth quarter of each calendar year due to increased consumer spending during the holiday period, and lowest during the summer months of the third quarter. Because the market for Internet direct marketing services is emerging, we cannot be certain of these seasonal patterns and additional patterns may develop in the future as the market matures. This could cause our operating results and stock price to fluctuate widely and/or materially adversely affect our business, financial operations, financial results and cash flow.

If we do not manage our growth, our business, financial condition, results of operations and cash flow could be materially adversely affected.

We may not be successful in managing our growth.  We have gone from 60 employees on June 30, 1999, to 153 employees on December 31, 2001, to 85 employees on December 31, 2002.  Past growth has placed, and future growth will continue to place, a significant strain on our management and resources, related to the successful integration of personnel.  The acquisitions and integrations of the BrightStreet.com and ConsumerREVIEW.com businesses has and will continue to divert management’s attention and place an additional strain on our management and resources.

To manage the expected growth of our operations, we will need to improve our operational and financial systems, procedures and controls. We will also need to manage our finance, administrative, client services and operations staff and train and manage our growing employee base effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business, financial condition, results of operations and cash flow could be materially adversely affected if we do not effectively manage our growth.

If we lose the services of any of our key personnel, our business and stock price could suffer.

Our success depends in large part on the contributions of Kamran Amjadi, our Chairman and Chief Executive Officer and Mehrdad Akhavan, our President and Chief Operating Officer, whose understanding of our services, strategy and relationships would be extremely difficult to duplicate from outside our company. We have maintained employment agreements with Messrs. Amjadi and Akhavan, although such agreements are currently under re-negotiation. As such, Messrs. Amjadi and Akhavan are currently operating in their respective capacities without written agreement.  While we expect to finalize new agreements shortly, the loss of the services of any of these key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flow. We do not maintain “key person” life insurance policies.

If we are unable to attract and retain highly skilled employees, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees, particularly additional technical, sales and marketing personnel. We face competition in hiring and retaining personnel from a number of sectors, including technology and Internet companies, government contractors and traditional businesses. Many of these companies have greater financial resources than we have to attract and retain qualified personnel. We have occasionally encountered and expect to continue to encounter difficulties in hiring and retaining highly skilled employees, particularly qualified software developers and engineers. We seek developers and engineers who have experience with the newest software development tools and Internet technologies. We may be unable to retain our highly skilled employees or identify, attract, assimilate or retain other highly qualified employees in the future, which may in turn materially adversely affect our business, financial operations, financial results and cash flow.

We have stock-based compensation expense relating to stock option grants, which will decrease earnings over, at least, the next two years.

Stock-based compensation represents an expense associated with the recognition of the difference between the fair market value of common stock at the time of an option grant and the option exercise price. Stock compensation is amortized over the vesting period of the options, generally four years. For the year ended December 31, 2002, the charge relating to stock option grants was approximately $360,000.  We estimate the charge relating to stock option grants will be $234,000 and $54,000 in 2003 and 2004 respectively. These charges will dilute earnings for those years and may have a negative impact on our stock price.

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

Many of the clients for our ConsumerREVIEW.com business unit are emerging Internet companies that represent credit risks.

Many of our ConsumerREVIEW.com clients are Internet companies which have significant losses, negative cash flow and limited access to capital. Many of these companies represent credit risks and could fail. Any financial difficulties of our clients may result in difficulties in our ability to collect accounts receivable or lower than expected sales of our products and services. If our Internet clients continue to have financial difficulties or if such difficulties worsen, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Additional Risks Related to Ownership of Our Common Stock

We are, and will continue to be, controlled by our co-founders and board members, who may approve corporate actions with which you may disagree.

We are, and will continue to be, controlled by our co-founders and board members, who may approve corporate actions with which you may disagree.  As of December 31, 2002, our co-founders, Messrs. Amjadi, Akhavan and Friedli, owned directly or indirectly, approximately 49.2% of our outstanding common stock.  As a result, to the extent that these stockholders exercise their voting rights in concert, they may to be able to control most matters requiring stockholder approval, such as electing a majority of the directors and approving significant corporate matters, including a merger or sale of the business. The interest of these stockholders may at times conflict with the interests of our other stockholders.

Although our common stock is listed on the SWX Swiss Exchange, it is thinly traded.  The market price of our common stock, like the market prices of stocks of other Internet-related companies, may fluctuate widely and rapidly.

For the most part, trading in our common stock has been low.  Although our common stock has been listed on the SWX Sniss Exchange since October 3, 2000, there is no assurance that more trading activity in the common stock will develop.

In addition, the market price of our common stock, like the market prices of stocks of other Internet-related companies, may fluctuate widely and rapidly.  The market price and trading volume of our common stock, since our initial public offering has been and may continue to be highly volatile.  Factors such as variations in our revenue, earnings and cash flow and announcements of new service offerings, technological innovations, strategic alliances and/or acquisitions involving competitors or price reductions by us, our competitors or providers of alternative services could cause the market price of our common stock to fluctuate substantially.  Also, broad market fluctuations, including fluctuations of the SWX Swiss Exchange, which result in changes to the market prices of the stocks of many companies but are not directly related to the operating performance of those companies, could also adversely affect the market price of our common stock.

The listing of our shares on the SWX Swiss Exchange may limit our ability to raise capital and could adversely affect our stock price.

We are the first U.S. company to list solely on the SWX Swiss Exchange. We are not listed on any U.S. exchange. Because we are the first U.S. company to do this, we are uncertain what effect, if any, our listing on only the SWX Swiss Exchange will have upon our ability to raise additional financing in the U.S. capital markets. If the listing of our shares solely on the SWX Swiss Exchange is received by investors with uncertainty, the listing may discourage potential investors and could hinder our ability to raise necessary financing on acceptable terms. In addition, after the expiration of the various lock-up periods entered into by our current stockholders in connection with our recent acquisition of substantially all of the assets of Consumer Review, Inc., and in connection with the recent issuance of warrants to certain insider and third-parties (see Recent Developments on page 12) and the related registering and listing of such stock, all of the shares of our common stock will be eligible for trading on the SWX Swiss Exchange. If a significant amount of such shares are offered for sale on the SWX Swiss Exchange after such lock-up periods expire, it could decrease our stock price, among other things.

Stockholders have experienced substantial dilution in their equity ownership and voting power in our company whether or not they exercised their basic subscription rights under our 2001 right’s offering, and they may experience further dilution if outstanding options, warrants and convertible preferred stock are exercised and if we offer additional shares of our common stock for sale in future months.

Stockholders who did not exercise their basic subscription rights under the rights offering will experience substantial dilution of their percentage of equity ownership interest and voting power in our company.  Even if our stockholders exercised their basic subscription rights in full, they will nevertheless still experience substantial dilution in their voting rights and in their proportional interest in our future net earnings due to the purchase of common stock by standby purchasers.  In addition, stockholders may experience substantial dilution based on the conversion of our newly issued Series B convertible preferred stock, the Series A convertible preferred stock that was issued in conjunction with the rights offering, and/or the exercising of outstanding warrants and options.  It is also possible that it may be necessary or appropriate for us to seek to raise additional equity capital in the future and shares of common stock may be offered for sale in the future.  In that event, the relative voting power and equity interests of persons who purchased the common stock in the rights offering could be reduced.  No assurance can be given that such future sale will not occur, and, if it did, at what price or other terms.

ITEM 2 – Properties

We do not currently own any real estate. Our headquarters and principal administrative, finance, legal, sales and marketing operations are located in leased office space in Bethesda, Maryland, a suburb of Washington, D.C. This lease, which was renegotiated in 2002, is for approximately 23,500 square feet and is for a term of five years, expiring in September 2005. Our current monthly rent payment under this lease is approximately $70,000, with increases of 3% per year. We have subleased approximately 10,000 square feet of the office space, with a monthly base rent of approximately $22,000, that increases 4% annually.  The sublease commenced in March 2002 and expires in September 2005.

During 2002, we also maintained offices in Redwood Shores, California, Foster City, California, New York, New York and London, England.  Our offices in Redwood Shores, New York and London were closed prior to December 31, 2002. We do not expect to add any significant additional office space in the foreseeable future.

Our ConsumerREVIEW.com operating segment is primarily located in the Foster City, California office, while the E-centives operating segment is located throughout the our various offices.

ITEM 3 – Legal Proceedings

On or about February 6, 2003, Marketex Storage Systems, Inc. filed suit against us in California Superior Court, County of Santa Clara alleging that $53,514 plus interest, attorney’s fees and costs is due to them.  Their claims were based on different breach of contract and related theories for various maintenance and support services.  In March of 2003 we settled the case with Marketex.  The terms of the settlement are that we will pay the full amount due ratably over 9 months. In return, Marketex will waive accrued interest, legal fees and costs.

On or about November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland.  In this suit, we allege infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com.  Coupons, Inc. has answered our complaint by denying infringement and has raised affirmative defenses of non-infringement, invalidity, estoppel, laches and/or estoppels and defenses under 35 U.S.C. section 373. No counter claims were filed against us by Coupons, Inc.

On or about October 10, 2002, we received a demand letter from Orrick, Herrington & Sutcliffe, LLP, (“Orrick”), a law firm representing Bowne of New York City (“Bowne”), a financial printing company, demanding payment of $91,527 for financial printing services allegedly rendered by Bowne.   The demand letter also indicated that if the matter was not amicably resolved, Bowne would commence legal proceedings.  The parties have now settled this dispute and entered into a formal settlement agreement whereby we have agreed to pay a total of $71,734 in equal installments over six months until July 15, 2003.  Upon our final payment, the agreement provides for a full release of claims against us.

On or about August 29, 2002, Network Appliance, Inc. (“Network Appliance”) filed suit against us in the Superior Court of the State of California, County of San Mateo, alleging that we failed to fulfill certain payment obligations under our agreement with Network Appliance for the purchase of equipment totaling $66,296.  We timely filed our answer, and on or about October 8, 2002 we were served with (i) Form of Interrogatories, (ii) Requests for Admissions and (3) Request for Production of Documents.  It is our position that Network Appliance had, prior to filing suit, agreed to reduce the amount for the equipment to approximately 60% of the value cited in the complaint against us and as such we believe our liability is limited to that amount.  The parties entered into a settlement agreement whereby we agreed to pay Network Appliance $55,000, payable as follows: $27,500 on or before November 1, 2002 and $27,500 on or before December 1, 2002.   All such payments have been made, and Network Appliance in turn dismissed its lawsuit with prejudice and released all claims against us.

On or about April 1, 2002 the trustee for Debtor, CyberRebate (“Trustee”) filed suit against us in the United States Bankruptcy Court, Eastern District of New York (“Bankruptcy Court”) for recovery of $210,000 allegedly paid to us as an avoidable preference under U.S. Bankruptcy laws.  On or about February 20, 2003, the parties agreed to a settlement and entered into a stipulation and order (“Stipulation and Order”) for Bankruptcy Court approval, whereby we and the Trustee settled the claim in accordance with the following:

•                  We shall pay a total of $189,000 (the “Settlement Amount”);

•                  Commencing on February 24, 2003, and on the first business day of each successive month thereafter, we shall pay equal monthly installments of $15,750 into escrow until the stipulation and order entered into by the parties is finally approved by the Bankruptcy Court, after which time all remaining payments shall be made to the Official Committee of Unsecured Creditors (“OCUC”), with the final payment of $31,500 made no later than the first business day of December, 2003;

•                  Notwithstanding the payment schedule set forth above, in the event the Bankruptcy Court enters an Order confirming a plan of liquidation or dismissing the Debtor’s case (the “Triggering Events”), then we shall have until the later of (i) 10 days from entry of such an Order with respect to any of the Triggering Events, or, (ii) June 1, 2003, to pay to the OCUC an amount equal to the difference between the Settlement Amount and the aggregate amount of payments previously made to the Trustee.

In exchange for such payments, the Trustee shall fully release all claims against us and dismiss the suit against us with prejudice, and we will have a general unsecured claim against the Debtor’s estate in the amount of $21,000.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the year ended December 31, 2002, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

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

•                  Up to $450,000 if and to the extent the coolsavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because the possibility of us having to make this payment continues to remain remote.

Depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially adversely affect our business, financial condition, results of operations and cash flow in a particular period.

In addition, from time to time, we are a party to various legal proceedings incidental to our business.  None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

ITEM 4 – Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, there were no matters submitted to a vote of securities holders.

PART II

ITEM 5 – Market for Registrant’s Common Stock and Related Stockholder Matters

A.            Market Information

Since our initial public offering on October 3, 2000, our common stock has traded on the SWX Swiss Exchange under the symbol “ECEN.”  The following table reflects the high and low sales prices, in Swiss Francs and U.S. Dollars, reported on the SWX Swiss Exchange for each quarter listed.  The amounts listed in U.S. Dollars reflect the relevant exchange rate as of the date of such high or low price.

	SWISS FRANCS		US DOLLARS		EXCHANGE RATES
PERIOD	HIGH	LOW	HIGH	LOW	HIGH	LOW
2000
Quarter ended December 31, 2000	CHF 21.80	CHF 11.75	$12.46	$7.04	0.57140	0.59900

2001
Quarter ended March 31, 2001	CHF 15.25	CHF 8.50	$9.35	$4.92	0.61310	0.57857
Quarter ended June 30, 2001	CHF 8.50	CHF 1.87	$4.87	$1.05	0.57346	0.55921
Quarter ended September 30, 2001	CHF 2.57	CHF 0.80	$1.50	$0.50	0.58485	0.61985
Quarter ended December 31, 2001	CHF 1.15	CHF 0.85	$0.71	$0.52	0.60897	0.60713

2002
Quarter ended March 31, 2002	CHF 1.14	CHF 1.00	$0.68	$0.60	0.59531	0.59577
Quarter ended June 30, 2002	CHF 1.14	CHF 0.38	$0.68	$0.25	0.59347	0.66796
Quarter ended September 30, 2002	CHF 0.46	CHF 0.22	$0.32	$0.15	0.69032	0.66538
Quarter ended December 31, 2002	CHF 1.58	CHF 0.19	$1.07	$0.13	0.67912	0.67195

B.            Holders

As of March 24, 2003, the number of holders of our common stock was in excess of 90 record and beneficial owners.

C.            Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see our Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” on page 37.

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

D.            Recent Sale/Issuance of Unregistered Securities

Options

During the year ended December 31, 2002, we granted options to purchase a total of 445,000 shares of common stock under our stock incentive plan to certain of our employees and directors. During that period, 30 options were exercised to purchase shares of common stock, and options to purchase 1,400,500 shares of common stock were forfeited by employees leaving the company.

Convertible Promissory Note

In March 2003, we executed a convertible promissory note in favor of Friedli Corporate Finance and InVenture, Inc., for an aggregate sum of up to $6 million.  The terms of the note include, among other things, an 8% interest rate, a maturity date three years from the date of issuance, a conversion feature which provides that under certain circumstances the note will automatically convert to our common stock, a prepayment premium of up to 30% of the principal amount under such note, and a one-time final payment charge, in addition to all principal and interest paid, of 30% of the principal amount to be paid at maturity.  We may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the note term.  All principal drawn upon will be secured by substantially all of our assets.  We intend to use the amounts drawn upon for working capital and general corporate purposes.

Warrants

On October 8, 2002, our board of directors approved the issuance of 6,000,000 warrants (the “Warrants”) to four investors (the “Investors”) as consideration for a $20 million financing commitment (the “Financing Commitment”), which was memorialized in a letter to us, by Friedli Corporate Finance, dated September 12, 2002 (the “Commitment Letter”). In the Commitment Letter, Friedli Corporate Finance, a financial advisor to us, agreed to provide us with the Financing Commitment. The Warrants were issued to the Investors in January 2003 in connection with Friedli Corporate Finance agreeing to provide the Financing Commitment. The Warrants were issued to the Investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933.

The Warrants entitle each Investor to purchase one share of our common stock, $0.01 par value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the Warrants, the exercise period will begin three (3) months from January 6, 2003 and end on April 7, 2008 at 5:00 P.M. Eastern time.

Two of the Investors, Peter Friedli and Venturetec, are current stockholders. Pursuant to the terms of the private placement, each of Peter Friedli and Venturetec received 1,000,000 Warrants. As disclosed in our filings under the Securities Exchange Act of 1934, Peter Friedli beneficially owns 3% of New Venturetec AG, the parent of Venturetec, and is the President of both New Venturetec AG and Venturetec. Mr. Friedli has also been one of our directors since 1996.

In March 2003, Friedli Corporate Finance amended and restated the Commitment Letter to provide for a $14 million financing commitment.

Series B Convertible Preferred Stock

In addition, in connection with our purchase of substantially all of the assets of Consumer Review, Inc., we issued into escrow 400,000 shares of our Series B convertible preferred stock as part of the consideration for the acquisition.  If we experience a change in control before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of our common stock and released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined, based upon the achievement of contractually defined revenue during the calculation period, and will be convertible pursuant to the table in Item 7 on page 28.  It is our current intention to register the Series B convertible preferred stock within fifteen months of the closing.

Venturetec and Pine were debentureholders in Consumer Review, Inc; therefore, as a result of the acquisition Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

Rights Offering

On October 19, 2001, we closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares.  Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the our Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances).  After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction were approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001. The remaining net proceeds of $9.6 million, which related to promissory notes issued to us as part of the consideration for the rights offering, were received during the second quarter of 2002.

ITEM 6 – Selected Financial Information

SELECTED CONSOLIDATED FINANCIAL DATA

(in U.S. Dollars in thousands, except share data)

You should read the selected consolidated financial data shown below together with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report. Our consolidated statements of operations data for each of the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants, included elsewhere in this annual report. Our statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from our audited financial statements not included in this annual report. The results are not necessarily indicative of the results that may be expected in future periods and are not comparable between prior periods as a result of business combinations consummated in applicable years.  Results of acquired businesses are included for the period subsequent to their respective dates of acquisition.

	Year Ended December 31,
	1998	1999	2000	2001	2002

Consolidated Statement of Operations Data:
Revenue	$—	$740	$10,230	$5,054	$7,221
Cost of revenue	—	1,028	2,208	8,395	4,416
Product development, exclusive of stock-based compensation	1,160	2,427	2,873	7,933	4,069
General and administrative, exclusive of stock-based compensation	1,237	4,083	8,765	12,592	10,763
Sales and marketing, exclusive of stock-based compensation	2,480	7,889	19,006	9,997	3,886
Network partner fees	—	730	6,354	986	2
Restructuring and impairment charge	—	—	—	9,876	1,128
Stock-based compensation:
Product development	—	283	822	201	60
General and administrative	—	297	333	362	106
Sales and marketing	—	475	558	300	193
Loss from operations	(4,877)	(16,472)	(30,689)	(45,588)	(17,402)
Interest expense	—	—	—	(4)	(58)
Interest income, net	310	268	694	608	296
Other income	—	34	50	—	—
Loss before income taxes	(4,567)	(16,170)	(29,945)	(44,984)	(17,164)
Income taxes	—	—	—	(19)	19
Net loss	(4,567)	(16,170)	(29,945)	(45,003)	(17,145)
Preferred stock dividend requirements and accretion of convertible redeemable preferred stock	(383)	(383)	(552)	—	—
Net loss applicable to common shareholders	$(4,950)	$(16,553)	$(30,497)	$(45,003)	$(17,145)

Basic and diluted loss per common share	$(1.02)	$(3.40)	$(4.09)	$(2.68)	$(0.46)
Shares used to compute basic and diluted net loss per common share	4,860,000	4,869,601	7,460,272	16,810,366	37,349,270

Consolidated Balance Sheet Data:
Cash and cash equivalents	2,377	427	27,062	8,902	2,317
Working capital	2,117	872	26,094	2,177	1,279
Total assets	3,031	5,490	36,377	27,829	12,691
Deferred revenue	—	791	904	2,524	1,096
Long term obligations	—	2,000	—	7,369	246
Stockholders’ equity	2,587	995	30,834	10,533	7,105

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and the notes to those consolidated financial statements elsewhere in this Annual Report on Form 10-K beginning on page F-1. In addition to historical information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with our expansion plans and other factors discussed under “Risk Factors” and elsewhere in this annual report.

Overview

We provide interactive direct marketing technologies and services.  Businesses rely on our broad range of solutions to acquire and retain customers. We provide online marketing and commerce capabilities and solutions for companies across a range of industries. With our proprietary technology, we power acquisition and retention solutions for companies that do business with millions of Internet users every day.  During 2002, our suite of solutions included the Interactive Database Marketing System, the E-mail Marketing System, the PerformOne Network, the Commerce Engine, the Commerce Network, as well as advertising and e-commerce services provided through ConsumerREVIEW.com.

We were established on August 2, 1996 as Imaginex, Inc., through incorporation in the State of Delaware.  During October 1996, we amended our articles of incorporation to change our name to Emaginet, Inc. and in March 1999, we again amended our articles of incorporation to change our name to E-centives, Inc. From inception until June 1999, our principal activities included:

•                  designing and developing our online direct marketing system, including our infrastructure;

•                  developing and protecting our intellectual property;

•                  establishing relationships with marketers and high-traffic Internet sites;

•                  expanding the number of consumer members and building our database of consumer information; and

•                  securing financing for working capital and capital expenditures.

We launched our direct marketing service in November 1998 by delivering E-centives through our PerformOne Network offerings.  Between November 1998 and June 1999, while we were introducing our direct marketing service, we allowed marketers to use our direct marketing system at no charge.  We began generating revenue in the third quarter of 1999.  In conjunction with the acquisition of the Commerce Division, our commerce products and services began generating revenue in late March 2001.  In August 2001, we started producing revenue from our e-mail marketing technology services and through the acquisition of BrightStreet.com in December 2001, we began generating revenue by providing online promotions management solutions through our Interactive Database Marketing System. During the second quarter of 2002 we decided to suspend offering the Commerce Network and the Commerce Engine, and in July of 2002 we decided to suspend the offerings of the PerformOne Network. With the acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, we began providing additional advertising and e-commerce services from the ConsumerREVIEW.com division.

Our direct marketing system was designed to enable marketers to access a database of consumers across the websites of our network partners and by e-mail. Our PerformOne Network included a web-based application that enabled consumers to register to receive promotional offers at our network partners’ websites or through our website. Our members provided demographic information and product category interests in return for targeted offers. Our system would then deliver offers for products and services directly to the member’s account or through e-mail. PromoMail, the primary service we provided our marketers, consisted of targeted e-mails highlighting a marketer’s specific promotion.  Our application provided network partners with the ability to present offers to their users without the costs and challenges of building and maintaining their own online direct marketing system. As previously noted, during 2002, we decided to terminate the offerings of our PerformOne Network.

•                  Our PromoMail service consisted of targeted e-mails highlighting a marketer’s specific promotions.  Marketers who contracted to use the PromoMail service participated in mailings to a group of members based upon those members’ preferences.  Marketers could purchase this service on a fixed fee basis or on a performance basis.  For the fixed fee contracts, participating marketers were charged a fixed fee for each member to whom the e-mail was sent and revenue related to the service was recognized upon transmission of the e-mail.  When marketers purchased the PromoMail service on a performance basis, revenue was based solely on the actions of our members.  We earned a contractually specified amount based on the number of members who clicked on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members.

•                  During the first two quarters of 2001, we entered into several barter transactions (“marketing partner transactions”) that consisted of the sale of large quantities of outbound e-mail to marketing partners, and the purchase of banner advertisements and outbound e-mail services by E-centives from these same partners.  We generally entered into a contractual relationship with a marketing partner for delivery of a specified quantity of targeted e-mails to our membership database or other databases, offering promotions and special offers on behalf of the marketing partners.  In addition, we placed orders with the marketing partner to purchase a specified volume of banner advertisements, website click-throughs or outbound e-mail.  These marketing activities were designed to drive the marketing partners’ viewers and members to our registration page to register for the E-centives service.

Through the March 2001 acquisition of the Commerce Division, we acquired a comprehensive system that provided product search, price comparison and merchandising services. Revenue from the Commerce Engine and the Commerce Network was generated primarily through license, support and maintenance fees from Internet portal and other website destination customers, as well as fees from the participating online merchants.  Contracts consisted of implementation and information service fees from Internet sites and service and monthly transaction fees from merchants.  However, our second quarter 2002 restructuring plan included the elimination of the products and service offerings of our Commerce Division, the closure of our subsidiary in the United Kingdom, the reduction of 18 positions and the disposal of non-core assets.  Following the acquisition of the Commerce Division, business began to deteriorate.  Less money was being spent on this type of technology, as the returns perhaps did not appear to justify investing in the products and services we offered through the Commerce Division.  As a result, several of the Commerce Division clients that were up for renewal did not renew their agreements and a large new customer terminated its contract early. Additionally, with many companies having less discretionary funds due to slow downs in the capital markets, new customers were not entering into contracts for our Commerce Division offerings.  Therefore, the Commerce Division experienced a significant increase in expenses without the corresponding increase in revenues. Due to the decline in the customer base, we concluded that the benefits derived from the Commerce Division would not be sufficient to support the product offerings and the decision was made to close the Commerce Division.  The majority of the customer agreements for the Commerce Engine and Commerce Network services terminated by the end of the second quarter of 2002, with the remaining agreements terminating by August 30, 2002.

•                  The Commerce Engine was available to Internet portals and other website customers who could, in turn, provide commerce services through their sites to end-users. We provided and managed all hardware, software and operational aspects of the Commerce Engine and the associated databases of product libraries and purchasing locations. The Commerce Engine also tracked and, in the cases where merchants have installed our Affiliate Tracking System, confirmed purchases made by end-users of our customers’ services and generated invoices for our merchants to support performance-based marketing arrangements among multiple parties.

•                  Our Commerce Network enabled merchants to distribute and promote their products to the end users of our Commerce Engine customers.  Our system collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for access through our Commerce Engine customers, and refreshed it regularly to reflect pricing changes and availability.  Our account managers worked closely with merchants to coordinate their involvement within the network, including product data management, merchandising, analysis and recommendations.  We also provided merchants with detailed performance reports broken down by site and category, in order to track activity.

In August 2001, we began offering e-mail marketing technology services to businesses.  These services allow companies to outsource their e-mail marketing campaigns to us.  This solution lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process.  Our e-mail marketing solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, and tracking and analysis services.  Our e-mail marketing system is designed to help build an ongoing, personalized dialogue with the client’s intended audience and maximize effectiveness through targeting and testing.  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services.

On December 3, 2001, we entered into an Asset Purchase Agreement (the “Agreement”) with BrightStreet.com, Inc. (“BrightStreet.com”) whereby we acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  We acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of our common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of our common stock and about $369,000 in acquisition costs.  In conjunction with the Agreement, we entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided we make a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If we make such Payment by that date, we shall own all rights title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, we have, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents.  Until we take formal title to the Patents, we may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event we do not make the Payment by December 3, 2005, we shall retain a license to the Patents, but the license shall convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee. In exchange for the rights granted under the Assignment, beginning December 2002, we are obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made.  Additionally, we have the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

With the acquisition of BrightStreet.com’s assets, we started offering online promotions technology and infrastructure that is used for powering a variety of promotional offerings, including coupons, rebates, sales circulars, surveys, trial offers and loyalty programs.  This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and websites.  It also enables businesses to gain insights about their consumer preferences and motivations, and enhance consumer relationships with rich data modeling and sophisticated targeting.  Revenue consists of fees from the sale of licenses and related services.

On December 4, 2002, we acquired substantially all of Consumer Review, Inc.’s assets and certain of its liabilities through an Asset Purchase Agreement.  The cost of the acquisition was approximately $2.7 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $320,000 in acquisition costs.  At closing the Series B convertible preferred stock was placed into escrow.  If we experience a change in control before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of our common stock and shall be released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined based upon the achievement of contractually defined revenue during the calculation period and will be adjusted pursuant to the schedule below.  The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement.

Revenues during the Calculation Period	Conversion Rate
Less than $1,000,000	4 to 1
More than $1,000,000, but less than $2,000,000	6 to 1
More than $2,000,000, but less than $3,000,000	8 to 1
More than $3,000,000, but less than $4,000,000	10 to 1
More than $4,000,000, but less than $6,000,000	12 to 1
$6,000,000 or more	14 to 1

ConsumerREVIEW.com manages web communities around common product interests.  The web properties are dedicated to meeting the needs of consumers who are researching products on the web. It provides an interface to a large database of product information, forums, and other useful content.  Consumers visit to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. Users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and shop online. ConsumerREVIEW.com business services primarily include advertising and e-commerce referrals.

To date we have not been profitable, incurring net losses of $17.1 million, $45.0 million and $29.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to manage our human and capital resources more efficiently.  In addition to the restructuring plans noted

below, we have undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

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

•                  In 2002 we recorded a net restructuring/impairment charge of $1.1 million. Approximately $1.3 million of the charge occurred during the second quarter of 2002, in association with the termination of our lease for the Redwood Shores facility and the closure of our Commerce Division. The charge related to the Redwood Shores facility was the net effect of the costs associated with terminating the lease and the reversal of the remaining 2001 accrued restructuring/impairment balance related to this facility. The Commerce Division related charge consisted of severance and other employee benefit costs for the termination of 18 employees, the cost of closing the operations of the United Kingdom subsidiary, the disposal and write-down of related tangible and intangible assets, as well as other costs associated with the closure of the Commerce Division.  During the last two quarters of 2002, we recorded a net restructuring/impairment credit of approximately $181,000. This was the result of a $359,000 credit related to the revised plan for the Bethesda facility, which was partially offset by the costs of scaling back the PerformOne Network and an increase in the reserve that was established for the closure of the Commerce Division.  The revised plan for the Bethesda office was due to the execution of a partial lease termination for one-half of the office space in this facility.  As a result, we reversed the remaining accrued restructuring/impairment balance that was established in 2001 and set up a new reserve for the costs associated with the new agreement. The costs connected with scaling back the PerformOne Network included severance and other employee benefits for the termination of 19 employees.

Critical Accounting Policies

Our critical accounting policies are as follows:

•                  Revenue recognition

•                  Estimating valuation allowance for doubtful accounts

•                  Impairment of long-lived and amortizable intangible assets

•                  Restructuring charge

•                  Impairment of goodwill and intangible assets with indefinite useful lives

(a) Revenue Recognition

Revenue is generated by providing promotions marketing services, e-mail marketing services, advertising services and various other consulting services, as well as licensing our software products.  Our current products and services principally include the Interactive Database Marketing System, the E-mail Marketing System, and advertising and e-commerce services provided through ConsumerREVIEW.com. Although we reduced the offerings of the PerformOne Network and eliminated the Commerce Engine and the Commerce Network, these systems contributed revenue into the third quarter of 2002.

Interactive Database Marketing System:  For the years ended December 31, 2002 and 2001, the Interactive Database Marketing System represented 67% and 1%, respectively, of the year’s revenue.  Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer are recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided and the amount is determinable.  For agreements that also include a performance-based incentive fee component that is not finalized until the end of a period of time specified in the agreement, we recognize the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date.  This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. Our only client with a performance-based incentive fee contributed approximately $1,064,000 in such revenue from the original contract that expired in October 2002.  The renewal agreement, which began in November 2002, also includes performance-based incentive fees that are estimated to be approximately $265,000, however the terms were not defined in the renewal agreement and are to be defined through an amendment to the agreement. No revenue associated with these potential performance-based incentive fees has been recognized.

E-mail Marketing System:  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.  Revenue from our E-mail Marketing System represented 5% and 2% of our 2002 and 2001, respectively, revenue.

ConsumerREVIEW.com:  Revenue is predominantly generated through advertising and e-commerce fees.  Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. We earn revenue from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, we charge our customers on a cost-per-click basis, and recognize the revenue in the month the click occurs.  For affiliate-commissions programs, we recognize our revenue when the commission is earned, which is the month the transaction occurred. ConsumerREVIEW.com represented 3% of our revenue for the year ended December 31, 2002.

PerformOne Network: The principal service, PromoMail, which was purchased by marketers either on a fixed fee basis or on a performance basis and represented approximately 4% and 30% (excluding marketing partner transactions as defined below), respectively, of our revenue for the years ended December 31, 2002 and 2001.  For the fixed fee contracts, participating marketers are charged a fixed fee for each member to whom the e-mail is sent, and revenue related to the service is recognized upon transmission of the e-mail.  When marketers purchase the service on a performance basis, revenue is based solely on the actions of our members.  We earn a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members.  Beginning January 1, 2002, revenue for performance related agreements was recognized upon cash receipts from the marketers for the actions of our members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of our members.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue.

Commerce Engine: Revenue was primarily generated through license, support and maintenance fees from Internet portal and other website customers.  Revenue was recognized ratably over the expected term of the customer relationship.   Revenue from the Commerce Engine represented 4% and 9% of our 2002 and 2001, respectively, revenue.

Commerce Network: Through this system, we earned a contractually specified amount from merchants based on the number of end users who clicked on their specified link or the amount of merchant’s sales generated by the end users.  Beginning January 1, 2002, revenue was recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action by an end user occurred.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue. The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue.  Revenue from the Commerce Network represented 16% and 26% of our 2002 and 2001, respectively, revenue.

Consulting Services: Customers may also contract for consulting services, such as assistance with promotions planning, consumer acquisition and analytics.  Revenue related to these consulting services is recognized as the related services are provided.

Marketing Partner Transactions: Revenue for the first two quarters of 2001 included approximately $1.4 million in barter revenue (“marketing partner transactions”), which represents exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other websites.  There were no marketing partner transactions during the third and fourth quarters of 2001 or during the year ended December 31, 2002.  Revenue and expenses from these marketing partner transactions were recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered was based upon our recent historical experience of cash received for similar e-mail deliveries.  Such revenue was recognized when the promotional e-mails were delivered.  Corresponding expenses were recognized for the advertisements received when our advertisements were displayed on the reciprocal websites or properties, which was typically in the same period as delivery of the promotional e-mails and were included in sales and marketing expense.

For the year ended December 31, 2002, one of our Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $4.5 million, or 62%, of revenue.  This customer’s original agreement expired in October 2002, and the customer subsequently renewed the agreement for an additional year.  This customer also represented approximately $2.6 million of the $3.0 million accounts receivable balance as of December 31, 2002.  We do not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.  Substantially all of the accounts receivable balance related to this customer was collected subsequent to year end.

(b) Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, we recorded bad debt expense of approximately $35,000 for the year ended December 31, 2002.  As of December 31, 2002, our accounts receivable balance was approximately $3.0 million, net of allowance for doubtful accounts of approximately $75,000.  Although approximately $2.6 million of the balance relates to one customer, we do not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness. (Substantially all of the accounts receivable balance related to this customer was collected subsequent to year end.)

(c) Impairment of long-lived and amortizable intangible assets

We perform an on-going analysis of the recoverability of our long-lived and amortizable intangible assets and, for the year ended December 31, 2002, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived and amortizable intangible assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment.  However, such impairment conditions considered are the ability to maintain financial performance objectives, access to new markets and customers, overall market conditions, as well as the value of new contracts. During the second quarter of 2002, in conjunction with our plan to close the Commerce Division, we wrote-off approximately $4.7 million of tangible assets.  Because of this plan, we also recorded an impairment charge of $694,000 for the full value of the intangible assets associated with the Commerce Division.  This was subsequent to the impairment charge of $469,000 that we took during the fourth quarter of 2001 that resulted from the revaluation of the Commerce Division.

Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we may determine that it is necessary to take additional material impairment charges in future periods, which could have a material adverse impact on our business, financial condition, results of operations and cash flow.

(d) Estimation of Restructuring Accruals

During 2001, we implemented an expense reduction plan as part of our strategy focused on improving operational efficiencies and strengthening the financial performance of our business. These efforts resulted in the consolidation of excess facilities and the elimination of redundant positions. As a result of this restructuring plan, we recorded charges of approximately $9.4 million during 2001. These charges related mainly to the consolidation of the Redwood Shores, California and Bethesda, Maryland facilities and workforce reductions of 63 positions. Facility consolidation costs of approximately $9.0 million included expected losses on subleases, brokerage commissions and other costs. Employee separation costs of approximately $431,000 included severance and other benefits.  During the second quarter of 2002, the remaining accrued reserve balance of approximately $6.5 million associated with the Redwood Shores facility was reversed because a new reserve was established to reflect the termination of the lease.  In addition, during the third quarter of 2002, the remaining accrued reserve balance of approximately $1.4 million associated with the Bethesda facility was reversed as a new reserve was established to reflect a partial lease termination. As of December 31, 2002, there was no remaining accrued liability balance related to the 2001 restructuring charges.

During 2002, management approved plans to terminate the lease for the Redwood Shores facility, close the Commerce Division, terminate one-half of the Bethesda facility lease and scale back the offerings of the PerformOne Network. A restructuring/impairment charge of approximately $9.0 million was recorded to reflect these actions. The charge included approximately $2.1 million in costs associated with terminating the Redwood Shores facility lease,  $5.7 million for the disposal and write-down of tangible and intangible assets and other related expenses associated with closing the Commerce Division, $1.0 million in costs associated with the partial lease termination of the Bethesda facility and $215,000 in severance and other employee benefit costs related to the termination of 37 employees.  As of December 31, 2002, the balance of the accrued restructuring/impairment charges recorded in 2002 was about $717,000.

The calculation of the 2001 restructuring accrual related to consolidation of two of our offices required us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) the estimated brokerage and refurbishmnent expenses associated with executing the subleases.  Due to the early termination and partial termination of the Redwood Shores and Bethesda office leases, respectively, that occurred during 2002, we reversed the associated 2001 reserve balances and established new reserves for the actual costs to be incurred in terminating the leases.  The calculation of the 2002 restructuring accrual related to closure of the Commerce Division required us to make estimates concerning the liquidation of tangible assets and the expected costs of terminating the UK office lease.  The expected cost to terminate the UK office lease consists of monthly rental through September 30, 2002 and forfeiture of the Company's security deposit of approximately $102,000.  This is based on our best estimate, however, the landlord of the UK office facility has not responded to our requests to enter into a termination agreement.  If the landlord of the UK office facility does not agree to a termination agreement, we could face a potential additional liability of approximately $364,000 for rental payments through September 2004.  If the actual results differ from the our estimates, or as management’s best estimates change from quarter to quarter, based on the latest information, we are required to adjust our restructuring accrual, including recording additional expenses.

The policy regarding restructuring accruals will change effective January 1, 2003, due to the adoption of FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  In July 2002, the FASB issued FAS 146, which requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective prospectively for exit or disposal activities initiated after December 31, 2002.

(e) Impairment of Goodwill and intangible assets with indefinite useful lives

We adopted the provisions of FAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested, at least annually, for impairment.  We continually evaluate whether events and circumstances that have occurred that indicate that the remaining value of any goodwill and/or intangible assets with indefinite useful lives may not be recoverable. During the second quarter of 2002, due to the closure of the Commerce Division, the associated goodwill was deemed impaired and the net value of approximately $657,000 was written off.

Related Party Transactions

Peter Friedli, one of our stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG.  Mr. Friedli also has relationships with several of our other stockholders; he serves as the investment advisor to InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc.  Mr. Friedli also services as the President of Friedli Corporate Finance, Inc. (“FCF”), a company that provides us consulting services.

In March 2003, we executed a convertible promissory note in favor of Friedli Corporate Finance and InVenture, Inc., for an aggregate sum of up to $6 million.  We may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the note term.  All principal drawn upon will be secured by substantially all of our assets.  We intend to use the amounts drawn upon for working capital and general corporate purposes.

On October 8, 2002, our board of directors authorized the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment from Friedli Corporate Finance.  Two of the Investors, Peter Friedli and Venturetec, are our stockholders and pursuant to the terms of the warrant issuance, each of Peter Friedli and Venturetec received 1,000,000 warrants. As part of this financing, in the first quarter of 2003, we executed a promissory note in favor of Friedli Corporate Finance and InVenture, Inc., for an aggregate sum of up to $6 million.

Venturetec and Pine were debentureholders in Consumer Review, Inc.  Therefore, as a result of our acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

As part of its October 2001 rights offering, we sold shares of our common stock to Venturetec and Pine. Venturetec and Pine each delivered to us a promissory note as consideration for the subscription price for the shares of common stock for which each company subscribed.  Venturetec’s note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine’s note was in the principal amount of CHF 8,687,530 (approximately $5.3 million). However, on January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes. The CHF 2,500,000 (approximately $1.5 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

•                  In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying us CHF 2,083,334 (approximately $1.3 million) and delivered to us an amended and restated secured promissory note, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest. We simultaneously returned Pine’s original CHF 8,687,530 promissory note.  All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

•                  Venturetec paid us CHF 416,666 (approximately $256,000) and delivered to us an amended and restated secured promissory note, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2%. This CHF 10,583,334 reflects an increase in Venturetec’s secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec’s original subscription price for the shares of our common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. We simultaneously returned Venturetec’s original CHF 8,500,000 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

Also as part of the rights offering, we paid commissions of approximately $1,438,000 to Rahn and Bodmer Banquiers, one of the participants in the rights offering, and $214,000 to Friedli Corporate Finance.

In July 1996, we entered into a consulting agreement with FCF, whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to a renewed agreement, FCF is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services.  In addition, we engaged FCF to support us in connection with the 2001 rights offering and reimbursed FCF approximatley $100,000 in expenses for such rights offering support.

Rights Offering

On October 19, 2001, we closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares.  Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of our Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances).  After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction were approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.6 million, which related to promissory notes issued to us as part of the consideration for the rights offering, was received during the second quarter of 2002.  In connection with the proceeds of the promissory notes, we incurred a foreign currency loss of approximately $258,000 in the second quarter of 2002 based upon the difference between the currency rates at the time the cash was received and the closing of the rights offering.

Recent Developments

Convertible Promissory Note

In March 2003, we executed a convertible promissory note in favor of Friedli Corporate Finance and InVenture, Inc., for an aggregate sum of up to $6 million.  The terms of the note include, among other things, an 8% interest rate, a maturity date three years from the date of issuance, a conversion feature which provides that under certain circumstances the note will automatically convert to our common stock, a prepayment premium of up to 30% of the principal amount under tht note, and a one-time final payment charge, in addition to all principal and interest paid, of 30% of the principal amount to be paid at maturity.  We may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the note term.  All principal drawn upon will be secured by substantially all of our assets.  We intend to use the amounts drawn upon for working capital and general corporate purposes.

Results of Operations

The following presents our financial position and results of operation as of and for the years ended December 31, 2002, 2001 and 2000.

Years ended December 31, 2002 and 2001.

Revenue.  Revenue increased by $2,167,000 to $7,221,000 for the year ended December 31, 2002, compared to $5,054,000 for the year ended December 31, 2001. The majority of the increase can be attributed to the addition of new products and services.  The Interactive Database Marketing System, which began generating revenue in late 2001, added $4,820,000 to our 2002 revenue, versus $58,000 for 2001. Our E-mail Marketing System, which began generating revenue in July 2001, generated $350,000 in revenue, an increase of $236,000 when compared to the prior year.  ConsumerREVIEW.com, which we acquired in December 2002, contributed $214,000 in revenue for 2002.

The Commerce Division, which was acquired in March 2001 and closed by the third quarter of 2002, generated $1.5 million in revenue, which was lower by $300,000 when compared to 2001. Our PerformOne Network experienced a $1,374,000 decrease in revenue, from $1,728,000 to $354,000, that stemmed from a decline in the number of sales, a decrease in the dollar amount of the average sale, as well as our third quarter 2002 plan to suspend the system’s services and focus on our newer product offerings.  Additionally, $1,371,000 or 27% of the revenue for 2001 was generated through marketing partner transactions that occurred during the first two quarters of 2001.  We did not engage in any marketing partner transaction activity during 2002.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments.  Cost of revenue decreased by $3,979,000 to $4,416,000 for the year ended December 31, 2002, compared to $8,395,000 for the year ended December 31, 2001.  The decrease is primarily the result of the one-time purchase of $1,300,000 of data and outbound e-mail services during the first half of 2001, lower revenue share expense of $566,000 associated with the lower PerformOne Network revenue, $334,000 in lower network and hosting charges due to consolidation of space and equipment, as well as the 2002 reversal of $174,000 in expenses due to favorable settlements of liabilities for hosting charges recorded during 2001. In addition, the closure of the Commerce Division resulted in lower depreciation and personnel related expenses for 2002 of approximately $1,000,000, while the acquisition of BrightStreet.com in late 2001 did not add a significant amount of expense to 2002.

Product Development.  Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department.  We expense product development costs as incurred.  Product development expenses decreased by $3,865,000 to $4,068,000 for the year ended December 31, 2002, compared to $7,933,000 for the year ended December 31, 2001.  Product development costs for 2002 included the products and services from the BrightStreet.com acquisition, while 2001 did not include them for the corresponding period; however, costs still decreased year over year.  This was the effect of the reduction in product development personnel and overall lower costs due to suspending the services of the PerformOne Network, closing down the Commerce Division, and other organizational efficiency initiatives.

General and Administrative.  General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives.  In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization.  General and administrative expenses decreased by $1,829,000 to $10,763,000 for the year ended December 31, 2002, compared to $12,592,000 for the year ended December 31, 2001.  The primary reason for the decrease was lower rent expense of $1,992,000 due to restructuring plans associated with the Redwood Shores and the Bethesda offices.  Although the acquisitions of the Commerce Division, BrightStreet.com and ConsumerREVIEW.com added expenses to 2002, lower amortization and professional fees offset these additional expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures.  As a result of our cost-cutting efforts, sales and marketing expenses were lower by $6,111,000, decreasing from $9,997,000 for the year ended December 31, 2001 to $3,886,000 for the year ended December 31, 2002.  Although sales and marketing for the year ended December 31, 2002 included a full year’s worth of expenses related to the addition of the BrightStreet.com products and services, an overall decrease in advertising and promotional expenditures during 2002 led to the reduction in costs.  Our efforts resulted in a decrease in printed publications, on-line media, out-of-home media and broadcast media expenditures of approximately $1,739,000, $1,463,000, $920,000 and $170,000, respectively. In addition, the reduction in the number of sales and marketing personnel, along with the closure of the Commerce Division, contributed to the decrease in costs.

Network Partner Fees.  Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners’ site.  Network partner fees decreased by $984,000 to $2,000 in the year ended December 31, 2002, compared to $986,000 in the year ended December 31, 2001.  This decrease is primarily the result of the termination of Network Partner and Affiliate agreements associated with the PerformOne Network.  Such agreements included the Co-Branding Agreement with Excite, the Website Affiliation agreement with USATODAY.com and the Affiliate Marketing Agreement with BeFree, which accounted for approximately $433,000, $225,000 and $197,000, respectively, of the decrease. We do not expect to incur network partner fees in the future.

Restructuring and Impairment Charges.  For the year ended December 31, 2002, we recorded a restructuring/impairment charge of $1,128,000, while for the year ended December 31, 2001 we recorded a charge of $9,876,000.

In 2001, management took certain actions to better align our costs with revenues and to position us for profitable growth in the future. In April 2001 and July 2001, we eliminated 21 and 25 positions, respectively, incurring a total charge of approximately $344,000. During December 2001, we announced a restructuring plan that involved scaling back the Commerce Division, which resulted in a reduction of our workforce by 17 associates, and an assessment of the carrying value of the intangible assets associated with the Commerce Division. Due to the decline in the Commerce Division’s customer base and the reduction in the Commerce Division’s workforce, we concluded that the benefits derived from the related intangible assets that had been acquired in connection with the purchase of the Commerce Division would not generate sufficient cash flow to support its carrying value. Accordingly, we wrote-down the acquired intangible assets to estimated fair value, a reduction of approximately $469,000.  In addition, we decided to consolidate and more efficiently use our facilities, leaving approximately 50% of the office space in both the Bethesda, Maryland and the Redwood Shores, California locations unoccupied and available for sub-lease.  As a consequence of this plan, we recorded a $9.0 million charge to operations during the fourth quarter of 2001.

During 2002, plans were approved to terminate the lease for the Redwood Shores facility, close the Commerce Division, terminate a portion of the Bethesda facility lease and suspend the services of the PerformOne Network.  A charge of approximately $9.0 million was recorded to reflect these actions. The charge included approximately $2.1 million in costs associated with terminating the Redwood Shores facility lease,  $5.7 million for the disposal and write-down of tangible and intangible assets and other related expenses associated with closing the Commerce Division, $1.0 million in costs associated with the partial lease termination of the Bethesda facility and $215,000 in severance and other employee benefit costs related to the termination of 37 employees.  However, the costs of the 2002 restructuring plans were offset by a $6.5 million reversal and a $1.4 million reversal of the balances of the accrued restructuring charges that were established in December 2001 in conjunction with our effort to consolidate our Redwood Shores and Bethesda facilities, respectively.  We had originally planned to leave approximately 50% of both facilities unoccupied and available for sub-lease, but subsequently decided that, due to the lack of viable sub-lease alternatives, it was more cost effective to terminate the entire Redwood Shores lease and do a partial termination of the Bethesda lease.

Stock-based Compensation.  Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.  Stock-based compensation expenses decreased by $504,000 to $359,000 for the year ended December 31,2002, compared to $863,000 for the year ended December 31, 2001.  This decrease was attributable to the reversal of historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination. We estimate the charge relating to stock option grants will be $234,000 and $54,000 in 2003 and 2004, respectively.

Interest Income.  Interest income for 2001 consisted only of income on our cash balances, while interest income for 2002 also included interest from our promissory notes.  However, interest income decreased by $312,000 to $296,000 for the year ended December 31, 2002, compared to $608,000 for the year ended December 31, 2001.  The lower interest income was primarily the result of earning less interest on our investments due to lower cash balances, in addition to lower interest rates resulting from general economic conditions.

Net Loss.  Net loss decreased by $27.9 million to $17.1 million for the year ended December 31, 2002, compared to $45.0 million for the year ended December 31, 2001.  Although revenue only increased by $2.2 million, our efforts to reduce costs resulted in a decrease in operating costs of $26.0 million.

Years ended December 31, 2001 and 2000.

Revenue.  Revenue decreased by $5,176,000 to $5,054,000 for the year ended December 31, 2001, compared to $10,230,000 for the year ended December 31, 2000.  While revenue for 2001 includes $1.4 million in marketing partner transactions, as well as approximately $2.0 million in revenue from our commerce related services and other new business lines, lower revenue from our direct marketing services more than offset these additional sources of revenue.  Fixed fee PromoMail revenue decreased by $4.5 million, other PerformOne Network related revenue decreased by $2.3 million, and the ZDNet agreement to deliver monthly e-mails, which generated approximately $1.3 million in revenue in 2000, expired in late 2000 and therefore had no revenue impact in 2001.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments.  Although revenue declined from 2000 to 2001, cost of revenue increased primarily due to the additional depreciation expense and network and hosting charges associated with the acquisition of the Commerce Division. Cost of revenue increased by $6,187,000 to $8,395,000 for the year ended December 31, 2001, compared to $2,208,000 for the year ended December 31, 2000.  Approximately $4.3 million or 69% of the increase can be attributed to the acquisition of the Commerce Division.  Also contributing to the increase is the one-time purchase of $1.3 million of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite, in connection with a renegotiation of our network partner related agreement with Excite.  In addition, the year ended December 31, 2001 had higher depreciation charges for fixed assets associated with providing our services.  The increase in cost of revenue can also be attributed to the shift from paying our network partners a fixed fee per new member to revenue share arrangements.

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

Network Partner Fees.  Network partner fees include the fees we pay our network partners for members, advertising and exclusivity on the network partners’ site.  Network partner fees decreased by $5,368,000 to $986,000 in the year ended December 31, 2001, compared to $6,354,000 in the year ended December 31, 2000.  This decrease is primarily the result of the termination of the Co-Branding Agreement with Excite, which resulted in an approximate $4.5 million decrease in expense, and a shift from paying our partners a fixed fee per new member, to revenue share arrangements that are classified as cost of revenue.

Restructuring and Impairment Charges.  During 2001, management took certain actions to better align our costs with revenues and to position us for profitable growth in the future. In April 2001 and July 2001 we eliminated 21 and 25 positions, respectively, incurring a total charge of approximately $344,000. During December 2001, we announced a restructuring plan that involved scaling back the Commerce Division, which resulted in a reduction of our workforce by 17 associates, and an assessment of the carrying value of the intangible assets associated with the Commerce Division. Due to the decline in the Commerce Division’s customer base and the reduction in the Commerce Division’s workforce, we concluded that the benefits derived from the related intangible assets that had been acquired in connection with the purchase of the Commerce Division would not generate sufficient cash flow to support its carrying value. Accordingly, we wrote-down the acquired intangible assets to their fair value, a reduction of approximately $469,000.  In addition, we decided to consolidate and more efficiently use our facilities, leaving approximately 50% of the office space in both the Bethesda, Maryland and the Redwood Shores, California locations unoccupied and available for sub-lease.  As a consequence of this plan, we recorded a $9.0 million charge to operations during the fourth quarter of 2001.

Stock-based Compensation.  Stock-based compensation expense consists of the accrual of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the accrual of the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees.  Stock-based compensation expenses decreased by $851,000 to $863,000 for the year ended December 31, 2001, compared to $1,714,000 for the year ended December 31, 2000.  This decrease can be attributed to performance-based options that fully vested in 2000 and therefore did not impact 2001, as well as the reversal of historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination.

Interest Income.  Net interest income consists of income on our cash balances.  Net interest income decreased by $86,000 to $608,000 for the year ended December 31, 2001, compared to $694,000 for the year ended December 31, 2000.  We earned less interest in 2001 due to lower cash balances and lower interest rates resulting from general economic conditions.

Net Loss.  Net loss increased by $15.0 million to $45.0 million for the year ended December 31, 2001, compared to $30.0 million for the year ended December 31, 2000.  This increase in net loss is the result of the decrease in revenue of $5.2 million, the increase in cost of revenue of $6.2 million and the restructuring and severance charges of $9.9 million, offset by lower other operating expenses of about $6.3 million.

Liquidity and Capital Resources

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX Swiss Exchange.  Through these financing activities, we raised net proceeds of approximately $82.5 million. In late 2001, we closed a rights offering in which we received approximately $12.6 million in net proceeds during 2001, with the remaining net proceeds, associated with promissory notes delivered as part of the rights offering purchase price consideration, of $9.6 million received during the second quarter of 2002.

On December 31, 2002, we held $2.3 million in cash and cash equivalents.  In addition, we had restricted cash of $745,000 in the form of three certificates of deposit.  Two of the certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices. The third certificate of deposit serves as collateral for a letter of credit commitment related to our D&O insurance policy.  As we make our monthly payments on this policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to our operating account.

Cash used in operating activities for the year ended December 31, 2002 was $16.7 million, an improvement of $8.1 million over the $24.8 million for the year ended December 31, 2001.  Net cash flows used in operating activities for both periods primarily reflect our net losses for each year.

Investing activities for the year ended December 31, 2002 provided $58,000 in cash, while investing activities for the year ended December 31, 2001 used $4,773,000 in cash.  Cash provided by investing activities for the year ended December 31, 2002 included the conversion into cash of $1.0 million in restricted cash associated with the certificate of deposit that was used as collateral for the letter of credit commitment for the Redwood Shores office.  This cash was subsequently transferred to Inktomi Corporation, in accordance with the amendment to the sublease agreement that provided for an early termination of the sublease. Cash provided by investing activities also reflected $428,000 used to purchase property and equipment, the $255,000 for the letter of credit commitment related to our D&O insurance policy, as well as acquisition costs for ConsumerREVIEW.com and BrightStreet.com of $175,000 and $34,000, respectively. Cash used in investing activities for 2001 included the purchase of the $1.0 million certificate of deposit used as collateral for the Redwood Shores office, the purchase of $895,000 in property and equipment and cash outflows related to the acquisition of BrightStreet.com and the Commerce Division of $1,924,000 and $1,116,000, respectively.  The $467,000 decrease in the purchasing of property and equipment was the result of our efforts to preserve cash by closely monitoring our capital expenditures.

For the year ended December 31, 2002, net cash provided by financing activities of $10.1 million primarily reflected the $10.3 million in proceeds from the notes receivable from stockholders that were issued in conjunction with our October 2001 rights offering. The $11.4 million in net cash provided by financing activities for the year ended December 31, 2001, included $12.6 million in proceeds from the October 2001 rights offering and the March 2, 2001 payment of $1.2 million in dividends that were declared on our preferred stock in 2000.

We believe that our existing cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2004 based on our capital infusion of up to $6 million, structured in the form of a three-year promissory note that was issued in the first quarter of 2003.   Should future revenue be insufficient to cover our operating costs, we will need to secure additional funds to ensure future viability.  We may need to raise additional funds sooner to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business. To the extent that our existing funds are not sufficient to enable us to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance has provided a written commitment to provide us with a capital infusion of up to an additional $14 million for continued operations and future business expansion purposes, in both sales and marketing and merger and acquisition activities.  However, no formal terms and conditions have been agreed upon. Based on our current operating plans, we do not believe that we will require the full capital commitment of Friedli Corporate Finance to fund continued operations through profitability.

Contractual Obligations and Commercial Commitments

Lease Obligations:

In association with the acquisition of BrightStreet.com’s assets, effective November 1, 2001, we entered into a Modification, Assignment and Assumption Agreement with Pentech Financial Services, Inc. (“Pentech”) and BrightStreet.com regarding the Master Equipment Lease (“Lease”) that BrightStreet.com had entered into with Pentech in May 2000.  Per the agreement, with the consent of Pentech, BrightStreet.com assigned the Lease to us with certain modifications to the terms and conditions of the Lease.  In addition, we agreed to defend, indemnify, save and hold harmless BrightStreet.com from and against any and all claims, demands, costs, and any other damages which BrightStreet.com may sustain as a result of any failure or delay by us in performing the assumed obligations.

We are obligated under non-cancelable capital leases, for certain computer equipment, that expire during 2004.  In addition, we are obligated under non-cancelable operating leases, primarily for office space, which expire on various dates through 2005.

Rent expense under operating leases was approximately $1,549,000, $3,541,000 and $955,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In February 2002, we signed a Sublease Agreement to sublease a portion of the sixth floor at the Bethesda, Maryland facility that commenced on March 1, 2002 and expires on September 30, 2005.  For the period of March 2002 through November 2002, the rental income was included as part of the restructuring reserve that was established in 2001.  For December 2002, the rental income offset rent expense.

As of December 31, 2002, our contractual obligations and commercial commitments, which consist of future minimum lease payments under non-cancelable leases, are as follows:

Contractual Obligations	less than 1 year	1-3 years	total
capital lease obligations(1)	$243,552	$248,306	$491,858
operating lease obligations	1,008,371	1,710,416	2,718,787
Total	$1,251,923	$1,958,722	$3,210,645

(1) Includes approximately $21,300 in interest

Patent Assignment:

On December 3, 2001, in conjunction with the acquisition of substantially all the assets of BrightStreet.com, we entered into a

Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties, provided we make a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).

In exchange for the rights granted under the Assignment, beginning December 2002, we are obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made.  Additionally, we have the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

Recently Enacted Accounting Pronouncements

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121.  For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  FAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under FAS 142. The provisions of FAS 144 are required to be adopted no later than the year beginning after December 15, 2001. We adopted FAS 144 effective January 1, 2002, and during the three months ended June 30, 2002 we wrote-off approximately $4.7 million and $694,000, respectively, of our tangible and intangible assets due to our plan to close the Commerce Division.

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flow.

We have certain guarantees disclosable under FIN 45:

•	We guarantee the payment of sublease rentals to our Landlord on the property that we sublet. The maximum guarantee on this property is approximately $768,000.
•

We sometimes indemnify certain of our customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of our products.  We are unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

In November 2002, the EITF reached consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into during fiscal periods beginning after June 15, 2003. We are currently assessing the impact the guidance would have on our business, financial condition, results of operations and cash flow.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee, and as allowed under FAS 123 and have made the applicable disclosures in Note 2 to the consolidated financial statements as required by FAS 148.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not anticipate that the adoption of FIN 46 will have a material adverse effect on our business, financial condition, results of operations and cash flow.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

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

(b) Foreign Rate Sensitivity

We primarily operate in the United States; although during 2001 we expanded our operations to include a sales office in London, United Kingdom. However, in conjunction with closing our Commerce Division, we closed our office in London. As a result of this sales office, we were exposed to foreign currency rate fluctuations by having sales in foreign currencies. However, we have recorded insignificant sales in foreign currencies.

We were exposed to the impact of foreign currency changes associated with the British Pound, for our London subsidiary’s financial instruments, which were limited to cash and cash equivalents. It was the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Pound. At December 31, 2002, we maintained cash and cash equivalents of approximately £2,000 or approximately $3,000. We believe that a 10% increase or decrease in the Pound exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

We are also exposed to the impact of foreign currency changes associated with the Swiss Franc, due to the Swiss Franc promissory notes that were issued to us by Pine and Venturetec as partial payment of their consideration under the rights offering. In April 2002, we received all of the outstanding principal and interest under the promissory notes and incurred a foreign currency loss of approximately $258,000 in the second quarter of 2002 based upon the difference between the currency rates at the time the cash was received and at the closing of the rights offering.

ITEM 8 – Financial Statements and Supplementary Data

Our financial statements and supplementary data required by this item are attached as pages F-1 to F-31 and are listed under Item 14(A)(1) and (2).

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

ITEM 10 – Directors and Executive Officers of the Registrant

The following table presents information about each of our executive officers, key employees and directors as of December 31, 2002.

Name	Age	Position(s) with Company
Kamran Amjadi	39	Chairman, Chief Executive Officer and Director
Mehrdad Akhavan	39	President, Chief Operating Officer, Secretary and Director
David Samuels	41	Senior Vice President, Chief Financial Officer and Treasurer
Lawrence Brand	49	Senior Vice President of Sales
Wendy Roberts	38	Vice President of Emerging Markets
Ira Becker	35	Vice President of Strategic Alliances
Alex Sukhenko	34	Vice President of Engineering
John Hoffman	43	Vice President of Network Operations
Christy Marble	35	Vice President of Client Services
Peter Friedli	45	Director

Kamran Amjadi has served as our Chairman and Chief Executive Officer since he co-founded our business in August 1996. From September 1990 until August 1996, Mr. Amjadi was the Executive Vice President and Director of United States Operations for MP Technologies, a software company. From July 1986 until August 1990, Mr. Amjadi was a software engineer with the Hewlett-Packard Corporation.

Mehrdad Akhavan has served as our President and Chief Operating Officer since October 1999, having served as our Executive Vice President and Secretary since he co-founded our business in August 1996. Mr. Akhavan was elected to our board of directors in October 1996. From November 1994 until August 1996, Mr. Akhavan was President of TechTreK, a children’s computer entertainment and education center. From January 1991 until November 1994, Mr. Akhavan was President of Trident Software, a company he co-founded, which digitized works of art.

David Samuels joined us as Senior Vice President, Chief Financial Officer and Treasurer in April of 2001 and oversees all financial and investor-related matters for E-centives. Prior to joining E-centives, Mr. Samuels served as Vice President of Finance for Teligent International where, as a member of the senior management team, he played a pivotal role orchestrating the financial management and funding initiatives for multiple joint venture businesses in Europe, Asia, and Latin America. He spent February 1990 to January 2000 with Host Marriott Services Corporation, serving most recently as Vice President of Finance, Development and Operations for New Markets where he functioned in the capacity of a divisional CFO driving strategic and business growth initiatives for a $200 million revenue business unit. He began his financial career as an auditor with KPMG LLP.

Lawrence Brand joined us in November 1997 as our Vice President of Sales. He became our Senior Vice President of Sales and Business Development in November 1999. From September 1990 until April 1997, Mr. Brand was the Executive Vice President and General Manager of InterBase Software, a division of Borland International, a developer of application, tools and relational databases. From July 1984 until February 1990, Mr. Brand held various positions with Oracle Corporation, serving most recently as National Director of Financial Services.  Mr. Brand left the company in February 2003.

Wendy Roberts oversees the development of new market strategies and became our Vice President of Emerging Markets in May 2002 and in March 2003 she was promoted to Senior Vice President, Business Development.  Wendy brings more than 18 years of experience in the areas of new business development, management consulting and strategic planning. From 1997 to 2001  she served as Senior Partner at ionStrategy and served as Vice President of New Business Development and as Partner of Strategy at Agency.com, a leader in the development of Digital Relationship Management for Fortune 1000 companies. There she developed and grew vertical market strategies and relationships in the areas of Pharmaceuticals, Financial Services and Insurance, High Technology, Retail and Travel. Through various senior roles in Sales, Marketing, Consulting and Client Management areas, Wendy has lead efforts to develop Relationship Management strategies for many leading companies.

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

Alex Sukhenko, our Vice President of Engineering, Messaging & Data Warehouse, joined us in March 1999.  From September 1996 to February 1999, Alex served as District Manager of AT&T Solutions for Advanced Networking Solutions and prior to AT&T Solutions, Alex served as a consulting manager for Noblestar Systems. Alex has also served as a senior scientist for Vector Research Inc. He began his career at Eastman Kodak, focusing on process re-engineering for Kodak’s circuit board manufacturing operations.

John Hoffman oversees our internal and external computer services, security and operation as our Vice President of Network Operations.  He became a member or our team when we acquired BrightStreet.com in December 2001.  At BrightStreet Inc.’s he oversaw their network infrastructure, where he managed more than 24 systems providing scalability and high availability architectures.  John brings more than 19 years of experience in computer operations, software development and security. He has obtained varied development and operational experience both in high security government work and the Internet. Prior to BrightStreet, he held various positions at Lockheed Missile & Space Company, from 1998 to 2000, and at Netcom Online Communications, from 1994 to 1998.

Christy Marble, our Vice President of Client Services, joined us in July 2000. Christy oversees all client implementations, managing such processes as account services, business strategy, performance analyses and production.  She brings to E-centives more than 10 years of experience designing and delivering results-based online and offline relationship marketing. From 1992 until joining us, Christy worked at Claritas, Inc. where she most recently served as Vice President, Financial Industry Practice Management where she introduced “best practices solutions” and helped generate additional sales. As Vice President of Client Services for Claritas, she designed and implemented company-wide employee training programs and new employee orientation processes. She also produced B2B and B2C marketing plans and oversaw a sales mentoring process for all sales channels, including telemarketing and online.

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

Board Committee:  Our board of directors currently has a compensation committee. The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The compensation committee also administers our various incentive compensation, stock and benefit plans. The compensation committee consists of Mr. Friedli, the committee’s chairman, and Mr. Amjadi.

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

Limitation of Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that our directors will not be personally liable to us, or our stockholders, for monetary damages for breach of their fiduciary duties as a director, except for liability:

•                  for any breach of the director’s duty of loyalty to us or our stockholders;

•                  for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•                  under a provision of Delaware law relating to unlawful payment of dividends or unlawful stock purchase or redemption of stock; or

•                  for any transaction from which the director derives an improper personal benefit.

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

ITEM 11 – Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and our three other most highly compensated executive officers who were serving as our executive officers as of December 31, 2002 (collectively, the “Named Executive Officers”).  We had only four executive officers, including the Chief Executive Officer, as of December 31, 2002.

Summary Compensation Table

				Long-Term Compensation
Name and Principal Position(s)	Year			Securities Underlying Options
		Annual Compensation
		Salary ($)	Bonus ($)
Kamran Amjadi
Chairman and Chief Executive Officer	2002	$170,000	$—	—
	2001	$170,000	$—	—
	2000	$170,000	$40,000	275,000

Mehrdad Akhavan
President, Chief Operating Officer, Secretary and Director	2002	$150,000	$—	—
	2001	$150,000	$—	—
	2000	$150,000	$40,000	275,000

David Samuels (1)
Chief Financial Officer and Treasurer	2002	$170,000	$—	—
	2001	$123,958	$—	100,000

Lawrence Brand
Senior Vice President of Sales and Business Development	2002	$177,083	$—	—
	2001	$150,000	$25,000	—
	2000	$150,000	$50,000	49,564

(1)          David Samuels joined E-centives in April 2001 as Chief Financial Officer and Treasurer. Accordingly, the 2001 information for Mr. Samuels is for the period from April 2001 to December 31, 2001.

Employment Agreements

Kamran Amjadi and Mehrdad Akhavan have been employed by us under employment agreements that expired on August 31, 2002. Mr. Amjadi and Mr. Akhavan’s employment agreements provided for annual base salaries of $170,000 and $150,000, respectively, subject to increase by the board of directors. Each of Mr. Amjadi and Mr. Akhavan is eligible for an annual bonus of $50,000. Pursuant to such agreements, we could terminate, without cause, Messrs. Amjadi and Akhavan at any time provided that we are required to pay the full balance of their salaries for the term. If we are taken over, sold, or involved in a merger or acquisition of any kind and the same salary is not offered to Messrs. Amjadi and Akhavan for the remaining term of their agreements, then they were entitled to payment of the full balance of their salaries for the term. Pursuant to such agreements, each of Messrs. Amjadi and Akhavan agreed for a period of one year following resignation or termination of the agreement not to compete directly with or be employed by any person or organizations that compete directly with our products or services developed or in development at the time of their termination.  We are currently renegotiating Messrs. Amjadi and Akhavan’s employment agreements.  Despite their expiration on August 31, 2002, all parties have continued to operate in accordance with the terms of those agreements.  The parties anticipate completing negotiations by the end of the second quarter 2003.

Option Grants in Last Fiscal Year

No options were granted to any of our named executive officers during the fiscal year ended December 31, 2002.

Fiscal Year-End Option Values

The following table presents information with respect to stock options owned by each of our named executive officers at December 31, 2002.

	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Kamran Amjadi	375,000	—	$—	$—
Mehrdad Akhavan	375,000	—	—	—
David Samuels	43,750	56,250	—	—
Lawrence Brand	190,619	30,182	—	—

Stock Incentive and Option Plan

Our Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to our employees, consultants and advisors. As of December 31, 2002, there were 21,000,000 shares of common stock reserved for issuance and there where 2,206,800 options to purchase shares of common stock outstanding at a weighted average exercise price of $5.18 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, subject to acceleration in the event of a change of control of E-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. As of December 31, 2002, our board of directors has issued only stock options under the plan. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

Our compensation committee administers our plan. The compensation committee is authorized to determine:

•                  which eligible individuals receive option grants or share issuances;

•                  the number of shares under each option grant or share issuance;

•                  the exercise price per share under each option;

•                  the term of each option; and

•                  the vesting schedule for individual option grants or share issuances.

401(k) Plan

We have a tax-qualified employee savings plan, which covers all of our employees. Eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service’s annual contribution limit. Our 401(k) plan permits us to make additional discretionary matching contributions on behalf of all participants in our 401(k) plan in an amount determined by us. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986 so that contributions by employees or by us to our 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions by us, if any, will be deductible by us when made.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of common stock as of March 15, 2003:

•                  each person, or group of affiliated persons, who is the beneficial owner of more than five percent of our outstanding common stock;

•                  each of our named executive officers;

•                  each of our directors; and

•                  all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each person identified is c/o E-centives, Inc., 6901 Rockledge Drive, 6th Floor, Bethesda, Maryland 20817.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a stockholder vote. The persons named in this table have sole voting power for all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after March 15, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name	Number	Percent of Class
Kamran Amjadi(1)	1,971,000	5.2

Mehrdad Akhavan(2)	1,035,000	2.7

Peter Friedli (3)	29,744,341	58.4
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

Venturetec, Inc.(4)	8,112,743	20.3
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

New Venture AG (5)	8,112,743	20.3
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

InVenture, Inc.(6)	11,983,337	27.6
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

Bank J Vontobel & Co AG(7)	5,030,000	12.6
Bahnhofstrasse 3
8002 Zurich, Switzerland

Rahn & Bodmer Banquiers(8)	4,187,535	10.6
Talstrasse 15, Postfach
8002 Zurich, Switzerland

Credit Suisse First Boston(9)	2,500,000	6.3

Zurich Lebensversicherungs(10)	2,000,000	5.2

David Samuels(11)	62,500		*

Lawrence Brand(12)	190,619		*

All executive officers and directors as a group (5 persons)(13)	33,003,460	63.5

*  Less than 1% of the outstanding shares of common stock.

(1)               Includes 375,000 shares issuable upon exercise of vested stock options.

(2)               Includes 375,000 shares issuable upon exercise of vested stock options.

(3)               Includes 3,749,608 shares of common stock, 40,000 shares issuable upon exercise of vested stock options, 1,110,000 shares issuable upon exercise of warrants to purchase and 3,550,000 shares issuable on conversion of Series A convertible preferred stock held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants and Series A convertible preferred common stock held by entities over which Mr. Friedli has control, as follows: InVenture, Inc. — 5,991,667 shares of common stock and 5,991,670 issuable on conversion of Series A convertible preferred shares; Joyce, Ltd. — 235,000 shares of common stock; Pine Inc. — 255,000 shares of common stock and 20,000 warrant shares; Savetech, Inc. — 165,383 shares of common stock; Spring Technology Corp. — 177,520 shares of common stock and 200,000 warrant shares; USVentech — 145,750 shares of common stock; and Venturetec, Inc. — 5,404,413 shares of common stock,  1,708,330 issuable on conversion of Series A convertible preferred shares and 1,000,000 issuable on exercise of warrants.  Mr. Friedli has sole voting and investment power with respect to 8,449,608 shares and shared voting and investment power with respect to 21,294,733 shares. See “Related Party Transactions — Stock Purchases and Related Matters” for a description of Mr. Friedli’s relationships with these entities.

(4)               Includes 5,404,413 shares of common stock, 1,708,330 issuable on conversion of Series A convertible preferred shares and 1,000,000 issuable on exercise of warrants.  Venturetech, Inc. has shored voting and investment power with respect to 8,112,743 shares.

(5)               Includes 5,404,413 shares of common stock, 1,708,330 issuable on conversion of Series A convertible preferred shares and 1,000,000 issuable on exercise of warrants held by Venturetech, Inc.  New Venturetec AG may be deemed to control Venturetec, Inc. by virtue of its ownership of 100% of Venturetec, Inc.’s capital stock and its corresponding right to elect Venturetec, Inc.’s directors, and, therefore, our capital stock owned by Venturetec, Inc. may also be deemed to be beneficially owned by New Venturetec, Inc.  New Venturetech AG has shared voting and investment power with respect to 8,112,743 shares.

(6)               Includes 5,991,667 shares of common stock and 5,991,670 issuable on conversion of Series A convertible preferred shares. InVenture, Inc. has shared voting and investment power with respect to 11,983,337 shares.

(7)               Includes 2,530,000 shares of common stock and 2,500,000 shares issuable upon conversion of Series A convertible preferred stock.

(8)               Includes 2,093,765 shares of common stock and 2,093,770 shares issuable upon conversion of Series A convertible preferred stock.

(9)               Includes 2,500,000 shares issuable upon conversion of warrants.

(10)         Includes 1,000,000 shares of common stock and 1,000,000 shares issuable upon conversion of Series A convertible preferred stock.

(11)         Includes 62,500 shares issuable upon exercise of vested stock options.

(12)         Includes 190,619 shares issuable upon exercise of vested stock options. Since Mr. Brand left the company in February 2002, all vested stock expire on May 31, 2003.

(13)         Includes 18,380,341 shares of common stock, 1,043,119 shares issuable upon exercise of vested stock options, 2,330,000 shares issuable upon exercise of warrants and 11,250,000 issuable on conversion of Series A convertible preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Below is information as of December 31, 2002 with respect to compensation plans under which equity securities are authorized for issuance.

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	2,166,800	$5.18	18,793,200	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)               Plans approved by stockholders include the Amended and Restated Stock Incentive and Option Plan.

(2)               40,000 options were granted to Peter Friedli, one of our directors, as compensation for being a nonemployee member of our board of directors.

ITEM 13 – Certain Relationships and Related Transactions

Stock Purchases and Related Matters

Peter Friedli, one of our stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG.  Mr. Friedli also has relationships with several of our other stockholders; he serves as the investment advisor to InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc.

In March 2003, we executed a convertible promissory note in favor of Friedli Corporate Finance and InVenture, Inc., for an aggregate sum of up to $6 million.  We may draw down against the available principal of up to $6 million at any time and in any amount during the three year term of the note.  All principal drawn upon will be secured by substantially all of our assets.  We intend to use the amounts drawn for working capital and general corporate purposes.

On October 8, 2002, our board of directors authorized the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing. Two of the Investors, Peter Friedli and Venturetec, are our stockholders and pursuant to the terms of the private placement, each of Peter Friedli and Venturetec received 1,000,000 warrants. As part of this financing, in the first quarter of 2003, we executed a promissory note in favor of Friedli Corporate Finance and InVenture, for an aggregate sum of up to $6 million.

Venturetec and Pine were debentureholders in Consumer Review, Inc.  Therefore, as a result of our acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

As part of our October 2001 rights offering, we sold shares of our common stock to Venturetec and Pine. Venturetec and Pine each delivered to us a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering.  Venturetec’s note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine’s note was in the principal amount of CHF 8,687,530 (approximately $5.3 million). However, on January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the rights offering. The CHF 2,500,000 (approximately $1.6 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

•                  In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying us CHF 2,083,334 (approximately $1.3 million) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to May 15, 2002. We simultaneously returned Pine’s original CHF 8,687,530 promissory note.  All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

•                  Venturetec paid us CHF 416,666 (approximately $256,000) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec’s secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec’s original subscription price for the shares of our common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. We simultaneously returned Venturetec’s original CHF 8,500,000 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

Loans to Members of Management and Board of Directors

We do not have any outstanding loans to officers or the board of directors.

Other Transactions

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, whereby Mr. Friedli provides us with financial consulting services and investor relations advice. During 2001, the agreement was extended for 3 years.  Pursuant to this agreement, Friedli Corporate Finance is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. Consulting expense under the Friedli Corporate Finance agreement was approximately $63,000, $63,000 and $63,000 for the years ended December 31, 2000, 2001 and 2002, respectively. In addition, under the original agreement, we granted:

•      a preemptive right to purchase any debt or equity securities issued by us in a financing transaction;

•      a preemptive right to allocate 10% of the share offering in our initial public offering;

•      a veto right on a single capital expenditure of $500,000 or more until our initial public offering; and

•      a seat on our board of directors and its compensation committee.

In October 2000, Friedli Corporate Finance permanently waived its rights to purchase shares of common stock in our initial public offering and our future offerings.

We engaged Friedli Corporate Finance to support us in connection with our 2001 rights offering.  In association with this support, we reimbursed Friedli Corporate Finance approximately $100,000 in expenses.

To the extent that our existing funds are not sufficient to enable us to operate into the second quarter of 2004 and beyond, in September 2002, Friedli Corporate Finance provided a written commitment to provide us with a capital infusion of up to $20 million for continued operations and future business expansion purposes.  In consideration for the commitment, we issued 6,000,000 warrants to four investors. Two of the investors, Peter Friedli and Venturetec, Inc., are current stockholders, and each received 1,000,000 warrants. In March 2003, Friedli Corporate Finance amended and restated its commitment to provide for a capital infusion of up to $14 million, with the $6 million reduction based upon the convertible promissory note financing.

ITEM 14 – Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in our internal controls, or in other factors, which could significantly affect these controls subsequent to the date we carried out our evaluation.

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

PART IV

ITEM 15  – Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) Financial Statements and Schedules

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

See Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

Reports on Form 8-K

On November 27, 2002 we filed a Form 8-K under Item 2 announcing the contemplated issuance of 6,000,000 warrants as consideration for a $20 million financing commitment from Friedli Corporate Finance.

On December 13, 2002 we filed a Form 8-K under Item 2 announcing our acquisition of substantially all of the assets of Consumer Review, Inc.

Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on March 31, 2003.

E-CENTIVES, INC.

By:	/s/ Kamran Amjadi
Kamran Amjadi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kamran Amjadi	Chairman and Chief Executive	March 31, 2003
Kamran Amjadi	Officer (Principal Executive Officer)
and Director

/s/ Mehrdad Akhavan	President, Chief Operating	March 31, 2003
Mehrdad Akhavan	Officer, Secretary and Director

/s/ David A. Samuels	Chief Financial Officer (Principal	March 31, 2003
David A. Samuels	Financial and Accounting Officer)

/s/ Peter Friedli		March 31, 2003
Peter Friedli	Director

CERTIFICATION  PURSUANT TO SECTION 302  OF THE SARBANES-OXLEY ACT OF 2002

I, Kamran Amjadi, certify that:

1)              I have reviewed this annual report on Form 10-K of E-centives, Inc.;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”);

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
	By:	/s/ Kamran Amjadi
Kamran Amjadi
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Samuels, certify that:

1)              I have reviewed this annual report on Form 10-K of E-centives, Inc.;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”);

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
	By:	/s/ David A. Samuels
David A. Samuels
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

E-centives, Inc.:

We have audited the accompanying consolidated balance sheets of E-centives, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-centives, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ KPMG LLP
McLean, Virginia
March 27, 2003

E-CENTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$2,317,354	$8,902,259
Accounts receivable, net of allowance for doubtful accounts of $75,108 and $148,127 at December 31, 2002 and 2001, respectively	2,973,129	2,162,114
Other receivables	140,169	612,710
Prepaid expenses	297,888	336,834
Restricted cash	635,049	89,916
Deferred financing fee	240,000	—
Other	16,203	—
Total current assets	6,619,792	12,103,833
Property and equipment, net	2,281,155	11,154,158
Goodwill, net	—	656,764
Other intangible assets, net	3,185,213	2,446,191
Restricted cash	110,000	1,366,945
Deferred financing fee	480,000	—
Other assets	14,790	100,772
Total assets	$12,690,950	$27,828,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,957,590	$1,992,776
Accrued expenses	1,254,773	2,718,781
Accrued restructuring costs	717,079	2,170,206
Deferred revenue	1,095,613	2,523,729
Current portion of capital leases	224,914	208,331
Other liabilities	90,552	312,627
Total current liabilities	5,340,521	9,926,450
Capital leases, net of current portion	245,614	476,457
Accrued restructuring costs, net of current portion	—	6,892,744
Total liabilities	5,586,135	17,295,651
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock (voting), $.01 par value, 9,600,000 shares of preferred stock authorized, 2,000,000 shares issued and outstanding at December 31, 2002 and 2001 (liquidation preference—Note 12).	20,000	20,000
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares of preferred stock authorized, 400,000 and 0 shares issued and outstanding at December 31, 2002 and 2001 (liquidation preference—Note 12).	4,000	—
Common stock, $.01 par value, 120,000,000 shares authorized 37,349,284 and 37,732,009 shares issued and outstanding at December 31, 2002 and 2001, respectively.	373,493	373,493
Additional paid-in capital	123,452,566	120,337,200
Notes receivable from stockholders	—	(10,576,941)
Accumulated other comprehensive gain (loss)	3,386	(16,997)
Accumulated deficit	(116,748,630)	(99,603,743)
Total stockholders’ equity	7,104,815	10,533,012
Total liabilities and stockholders’ equity	$12,690,950	$27,828,663

See accompanying notes to consolidated financial statements.

E-CENTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2001	2000

Revenue	$7,220,798	$5,053,624	$10,230,035
Operating expenses:
Cost of revenue	4,415,722	8,395,162	2,207,855
Product development, exclusive of stock-based compensation	4,068,402	7,933,192	2,872,572
General and administrative, exclusive of stock-based compensation	10,763,390	12,591,620	8,764,830
Sales and marketing, exclusive of stock-based compensation	3,885,839	9,997,131	19,005,844
Network partner fees	2,271	985,593	6,353,937
Restructuring and impairment charges	1,128,400	9,876,123	—
Stock-based compensation:
Product development	60,409	200,822	822,052
General and administrative	105,825	362,365	333,215
Sales and marketing	193,282	299,932	558,382
Loss from operations	(17,402,742)	(45,588,316)	(30,688,652)
Interest expense	(58,078)	(3,630)	—
Interest income	296,457	607,957	693,312
Other income	—	—	50,000
Loss before income taxes	(17,164,363)	(44,983,989)	(29,945,340)
Income taxes	19,476	(19,476)	—
Net loss	(17,144,887)	(45,003,465)	(29,945,340)
Preferred stock dividend requirement and accretion of convertible redeemable preferred stock	—	—	(551,773)
Net loss applicable to common stockholders	$(17,144,887)	$(45,003,465)	$(30,497,113)

Basic and diluted net loss per common share	$(0.46)	$(2.68)	$(4.09)
Shares used to compute basic and diluted net loss per common share	37,349,270	16,810,366	7,460,272

See accompanying notes to consolidated financial statements.

E-CENTIVES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock					Notes receivable from stockholders		Accumulated other comprehensive loss
							Additional paid-in capital					Total stockholders equity
					Common Stock				Comprehensive loss		Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 1999	1,700,000	$17,000	2,500,000	$25,000	4,874,375	$48,744	$24,323,640	$—	$—	$—	$(23,419,250)	$995,134

Issuance of warrants related to convertible redeemable preferred stock
	—	—	—	—	—	—	773,068	—	—	—	—	773,068
Issuance of common stock in connection with initial public offering, net of offering costs
	—	—	—	—	3,700,000	37,000	36,667,896	—	—	—	—	36,704,896
Exercise of stock options	—	—	—	—	65,625	656	144,031	—	—	—	—	144,687
Conversion of Series A preferred stock to common stock	(1,700,000)	(17,000)	—	—	1,700,000	17,000	—	—	—	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(2,500,000)	(25,000)	2,500,000	25,000	—	—	—	—	—	—
Conversion of Series C convertible redeemable preferred stock to common stock	—	—	—	—	2,328,434	23,284	21,925,436	—	—	—	—	21,948,720
Stock-based compensation	—	—	—	—	—	—	1,713,649	—	—	—	—	1,713,649
Accretion of convertible redeemable preferred stock to redemption value	—	—	—	—	—	—	(264,898)	—	—	—	—	(264,898)
Declaration of dividends	—	—	—	—	—	—	—	—	—	—	(1,235,688)	(1,235,688)
Net loss	—	—	—	—	—	—	—	—	(29,945,340)	—	(29,945,340)	(29,945,340)
Comprehensive loss									(29,945,340)
Balance, December 31, 2000	—	—	—	—	15,168,434	151,684	85,282,822	—		—	(54,600,278)	30,834,228

Rights offering	2,000,000	20,000	—	—	20,000,000	200,000	22,222,571	(10,576,941)	—	—	—	11,865,630
Exercise of stock options	—	—	—	—	11,875	119	28,006	—	—	—	—	28,125
Acquisition of Commerce Division	—	—	—	—	2,168,945	21,690	11,755,682	—	—	—	—	11,777,372
Acquisition of BrightStreet .com	—	—	—	—	—	—	185,000	—	—	—	—	185,000
Stock-based compensation	—	—	—	—	—	—	863,119	—	—	—	—	863,119
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(16,997)	(16,997)	—	(16,997)
Net loss	—	—	—	—	—	—	—	—	(45,003,465)	—	(45,003,465)	(45,003,465)
Comprehensive loss									(45,020,462)
Balance, December 31, 2001	2,000,000	20,000	—	—	37,349,254	373,493	120,337,200	(10,576,941)		(16,997)	(99,603,743)	10,533,012

Rights offering	—	—	—	—	—	—	(27,855)	10,576,941	—	—	—	10,549,086
Exercise of stock options	—	—	—	—	30	—	105	—	—	—	—	105
Issuance of Warrants	—	—	—	—	—	—	720,000	—	—	—	—	720,000
Acquisition of Consumer Review.com	—	—	400,000	4,000	—	—	2,063,600	—	—	—	—	2,067,600
Stock-based compensation	—	—	—	—	—	—	359,516	—	—	—	—	359,516
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	20,383	20,383	—	20,383
Net loss	—	—	—	—	—	—	—	—	(17,144,887)	—	(17,144,887)	(17,144,887)
Comprehensive loss									$(17,124,504)
Balance, December 31, 2002	2,000,000	$20,000	400,000	$4,000	37,349,284	$373,493	$123,452,566	$—		$3,386	$(116,748,630)	$7,104,815

See accompanying notes to consolidated financial statements.

E-CENTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activites:
Net loss	$(17,144,887)	$(45,003,465)	$(29,945,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,274,070	6,182,141	2,093,804
Stock-based compensation	359,516	863,119	1,713,649
Provision for doubtful accounts	35,263	493,168	489,973
Non-cash restructuring and impairment charge	(5,744,200)	469,397	—
Change in prior year restructuring accrual	(7,841,182)	—	—
Foreign currency loss on notes receivable	258,230	—	—
(Increase) decrease in:
Accounts receivable	(425,369)	481,335	(2,703,909)
Prepaid expenses and other assets	(43,022)	1,002,351	(1,049,519)
Other receivable	534,397	146,613	—
Increase (decrease) in:
Accounts payable	(35,187)	(447,594)	1,079,024
Deferred revenue	(1,428,114)	795,724	113,191
Accrued expenses and other liabilities	(2,014,053)	10,248,497	619,297
Net cash used in operating activities	(16,726,138)	(24,768,714)	(27,589,830)
Cash flows from investing activities:
Sale (purchase) of short-term investments	—	114,491	(5,472)
Decrease (increase) in restricted cash	711,812	(913,877)	(542,984)
Acquisition of property and equipment	(428,254)	(895,323)	(2,502,944)
Decrease (increase) in security deposits	(15,641)	(37,855)	(29,991)
Acquisition of Commerce Division	—	(1,115,955)	—
Acquisition of BrightStreet.com	(34,254)	(1,924,380)	—
Acquisition of ConsumerREVIEW.com	(175,302)	—	—
Net cash provided by (used in) investing activities	58,361	(4,772,899)	(3,081,391)
Cash flows from financing activities:
Payments on obligations under capital lease	(208,331)	(16,621)	—
Proceeds from rights offering	(27,855)	12,606,016	—
Proceeds from notes receivable	10,318,953	—	—
Payment of dividends	—	(1,235,688)	—
Issuance of common stock	—	—	36,704,896
Issuance of Series C convertible redeemable preferred stock	—	—	20,456,891
Exercise of stock options	105	28,125	144,687
Net cash provided by financing activities	10,082,872	11,381,832	57,306,474
Net (decrease) increase in cash and cash equivalents	(6,584,905)	(18,159,781)	26,635,253
Cash and cash equivalents, beginning of period	8,902,259	27,062,040	426,787
Cash and cash equivalents, end of period	$2,317,354	$8,902,259	$27,062,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,078	$3,630	—

Supplemental disclosure of non-cash investing and financing activities:

In October 2002, the Company's board of directors approved the issuance of 6,000,000 warrants valued at $720,000.

In conjunction with the acquisition of ConsumerREVIEW.com in December 2002, the Company issued 400,000 shares of series B preferred stock, valued at $2,067,600.

In conjunction with the acquisition of BrightStreet.com, Inc. in December 2001, the Company issued warrants, valued at $185,000, for the purchase of 500,000 shares of common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock.

In conjunction with the acquisition of the Commerce Division in March 2001, the Company issued 2,168,945 shares of common stock, valued at $11,755,682, and a contingent performance-based warrant to purchase 1,860,577 shares of the Company’s common stock.  The right to exercise the warrant expired on March 27, 2002.

In conjunction with the issuance of Series C convertible redeemable preferred stock in 2000, the Company issued warrants,valued at $773,068, for the purchase of 119,485 shares of common stock.

In September 2000, the Company declared dividends of $1,235,688 on Series A convertible preferred stock.

Each share of Series A and Series B convertible preferred stock and Series C convertible redeemable preferred stock issued prior to October 10, 2000, automatically converted into one share of common stock subsequent to the closing of the Company's initial public offering on October 10, 2000.

In February 2000, the long-term debt was converted into 196,078 shares of Series C convertible redeemable preferred stock at $10.20 per share.

See accompanying notes to consolidated financial statements.

E-centives, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

E-centives, Inc. (“E-centives” or the “Company”) was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. and again, in March 1999, the Company amended its articles of incorporation to change its name to E-centives, Inc. During March 2001, the Company expanded its international operations by establishing a subsidiary in the United Kingdom, E-centives Limited.  However, the operations of this subsidiary were terminated in conjunction with the Company’s second quarter 2002 restructuring plan that involved closing down the operating activities of the Commerce Division.

E-centives provides interactive direct marketing technologies and services for global marketers.  The Company offers a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences, as well as advertising and e-commerce services.

During the second quarter of 2002, the Company approved plans to close its Commerce Division and discontinue offering the services provided by its Commerce Engine and Commerce Network systems.  The Company continued to provide these services through August 30, 2002.  In addition, in July 2002, the Company reduced its workforce due to its decision to close down its PerformOne Network system.  Accordingly, the Company’s principal products are the Interactive Database Marketing System, the E-mail Marketing System and advertising and e-commerce related services through ConsumerREVIEW.com.

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

One of our Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $4.5 million, or 62%, of the Company’s revenue for the year ended December 31, 2002.  This customer’s initial contract expired in October 2002; and the customer subsequently renewed the agreement for an additional year.  Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company’s management believes that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the second quarter of 2004 based on the capital infusion of up to $6 million, structured in the form of a three-year convertible promissory note that was issued during the first quarter of 2003.  Should future revenue be insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to ensure future viability.  The Company may need to raise additional funds sooner than anticipated to fund its future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that the Company’s existing funds and funds from the promissory note are not sufficient to enable the Company to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance has provided a written commitment to provide the Company with a capital infusion of up to $20 million, of which $6 million was the recent convertible promissory note for continued operations and future business expansion purposes of the Company, in both sales and marketing and merger and acquisition activities. However, no formal terms and conditions have been agreed upon other than the terms of the $6 million promissory note. Based on the Company’s current operating plans, the Company does not believe that it will require the full capital commitment of Friedli Corporate Finance to fund continued operations through profitability.  The Company currently believes that it will only require use of approximately $6 million of the capital commitment of Friedli Corporate Finance for the twelve month period subsequent to the second quarter of 2003.

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

Estimates are used in accounting for, among things, allowance for uncollectable receivables, recoverability of long-lived assets, intangible assets, and investments, depreciation and amortization, goodwill, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statement in the period they are determined to be necessary.

(c) Reclassification

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation

(d) Cash and Cash Equivalents and Short-Term Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Those investments with maturities less than twelve months at the balance sheet date are considered short-term investments. Cash and cash equivalents consist of cash on deposit with banks and money market funds stated at cost, which approximates fair value. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximates cost and there were no material unrealized gains or losses at December 31, 2002 or 2001.

(e) Property and Equipment

Property and equipment are stated at cost and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment under capital leases and leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful life or the term of the respective lease (see Note 6).

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

(f) Long-Lived and Amortizable Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Company assesses the recoverability of long-lived assets, including amortizable intangible assets, whenever adverse events or changes in circumstances or business climate indicate that the carrying value of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value. In connection with the restructuring plans adopted during 2001, certain assets were deemed to be impaired. Accordingly, the Company recorded an impairment charge of approximately $469,000 during 2001 (see Note 8).

In accordance with the amortization provisions of FAS 142, the Company amortizes intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviews them for impairment in accordance with FAS 144.

Long-lived and amortizable intangible assets at December 31, 2002, consisted of technology and tradenames, which were acquired in connection with the BrightStreet.com and ConsumerREVIEW.com acquisitions, while at December 31, 2001 long-lived and amortizable intangible assets consisted of a customer list, which was acquired in connection with the purchase of the Commerce Division.

As of December 31, 2002, the Company had the following long-lived and amortizable intangible assets:

	Amount	Amortization
Amortizable Intangible assets:
Technology	$3,875,306	$(803,083)
Tradenames	116,218	$(3,228)
Total amortizable intangible assets	$3,991,524	$(806,311)

Aggregate Amortizaton Expense:
For the year ended December 31, 2002		$1,020,283

Estimated Amortizaton Expense:
For the year ended December 31, 2003		$1,330,508
For the year ended December 31, 2004		$1,272,555
For the year ended December 31, 2005		$582,150

Had the amortization provisions of FAS 142 been applied as of January 1, 2001 for all of the Company’s acquisitions, it would not have had a material adverse effect on the Company’s net loss and loss per common share for the year ended December 31, 2001.

(g) Goodwill

Goodwill represents the excess of costs over fair value of tangible and separately identifiable intangible assets of businesses acquired.  The Company adopted the provisions of FAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142.  At December 31, 2001 goodwill related to employee workforce that was recorded in connection with the purchase of the Commerce Division.  During the second quarter of 2002, due to the closure of the Commerce Division, the goodwill was deemed impaired and the net value of approximately $657,000 was written off.

(h) Deferred Revenue

Deferred revenue represents billings or collections on contracts in advance of performance of services and is amortized into revenue as the related service is performed based upon the applicable revenue recognition methodology.

(i) Revenue Recognition

Revenue is generated by providing promotions marketing services, e-mail marketing services and various other consulting services, as well as licensing the Company’s software products.  The Company’s current products are principally the Interactive Database Marketing System and the E-mail Marketing System, as well as advertising and e-commerce services provided through ConsumerREVIEW.com.  Although the Company reduced the offerings of the PerformOne Network and eliminated the Commerce Engine and the Commerce Network, these products contributed revenue during the years ended December 31, 2002 and 2001. In addition, the offerings of the PerformOne Network contributed revenue during the year ended December 31, 2000.

The Company’s Interactive Database Marketing System, which represented 67% of the Company’s 2002 revenue, is a solution targeted at consumer packaged goods companies that allows businesses to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and a patented coupon promotion system.  It is primarily the combination of the Company's Promotions System and E-mail Marketing System. Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy services, creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided and the revenue is determinable.  For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date.  This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period.  The Company’s only client with a performance-based incentive fee contributed approximately $1,064,000 in such revenue from the original contract that expired in October 2002.  The renewal agreement, which began in November 2002, also includes performance-based incentive fees that are estimated to be approximately $265,000, however the terms were not defined in the renewal agreement and are to be defined through an amendment to the agreement.  Accordingly, no revenue related to this potential performance-based incentive fee has been recognized.

The Company’s E-mail Marketing System, which represented 5% of the 2002 revenue, allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure.  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests.  The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through advertising and e-commerce fees.  Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of the Company’s websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs.  For affiliate-commissions programs, revenue is recognized when the commission is earned, which is the month the transaction occurred.  ConsumerREVIEW.com represented 3% of the company’s total revenue for 2002.

PromoMail, the principal offering of the PerformOne Network, was a service that consisted of targeted e-mails highlighting specific e-centives.  Marketers purchased this service on a fixed fee basis or on a performance basis.  For the fixed fee contracts, participating marketers were charged a fixed fee for each member to whom the e-mail was sent and revenue related to the service was recognized upon transmission of the e-mail.  When marketers purchased the service on a performance basis, revenue was based solely on the actions of the Company’s members.  The Company earned a contractually specified amount based on the number of members who clicked on the offer or other specified link, the number of purchases by the Company’s members, or the amount of sales generated by the Company’s members.  Beginning January 1, 2002, revenue for performance related agreements was being recognized upon cash receipts from the marketers for the actions of the Company’s members or upon notification of the actions for marketers that prepay.  Prior to January 1, 2002, revenue was recognized upon notification of the actions of the Company’s members.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  Due to the Company’s focus on their new product offerings and their decision to scale back the offerings of the PerformOne Network, PromoMail only represented 4% of the revenue for 2002.

The Commerce Engine, which the Company stopped offering during the second quarter of 2002, provided Internet portals and other website customers with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine provided a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants.  Revenue, which was recognized ratably over the expected term of the customer relationship, was primarily generated through license, support and maintenance fees.  Revenue from the Commerce Engine represented 16% of the Company’s total revenue for 2002.

The Commerce Network, which the Company stopped offering during the second quarter of 2002, enabled merchants to distribute and promote their products to the end users of the Company’s Commerce Engine customers.  The system collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for access through the Commerce Engine.  Revenue was primarily based on the actions of the end users of the Commerce Engine. The Company earned a contractually specified amount based on the number of end users who clicked on the specified link or the amount of sales generated by the end users.  Beginning January 1, 2002, revenue was recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action occurred by an end user.  This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.  Revenue from the Commerce Network represented 4% of the Company’s total revenue for 2002.

Customers may also contract for consulting services, such as assistance with promotions planning, consumer acquisition and analytics.  Revenue related to these services is recognized as the related services are provided.

Revenue for the first two quarters of 2001 included barter revenue (“marketing partner transactions”), which represented exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other websites.  There were no marketing partner transactions during the third and fourth quarters of 2001 or during 2002.  Revenue and expenses from marketing partner transactions were recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction.  Fair value of promotional e-mails delivered was based upon the Company’s recent historical experience of cash received for similar e-mail deliveries.  Such revenue was recognized when the promotional e-mails were delivered.  Corresponding expenses were recognized for the advertisements received when the advertisements were displayed on the reciprocal websites or properties, which was typically in the same period as delivery of the promotional e-mails and were included in sales and marketing expense.

For the year ended December 31, 2002, one of the Company’s Interactive Database Marketing System customers contributed $4.5 million of revenue.  This customer’s original agreement expired in October 2002, however, the customer subsequently renewed the agreement for an additional year.  This customer also represented approximately $2.6 million of the $3.0 million accounts receivable balance as of December 31, 2002.  The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness. (Substantially all of the accounts receivable balance related to this customer was received subsequent to year end.)

(j) Cost of Revenue

Cost of revenue consists primarily of expenses related to providing the Company’s services, including related personnel costs associated with providing its services, depreciation of servers, network and hosting charges, and revenue share payments. During the third quarter of 2002, there was a reversal of $174,000 in expenses due to favorable settlements of liabilities for network and hosting costs that were incurred in the prior year.

(k) Product Development Costs

Product development consists primarily of expenses related to the development and enhancement of the Company’s technology and services, including payroll and related expenses for personnel, as well as other associated expenses for the Company’s technology department.  The Company expenses product development costs as they incur them.

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

(l) Sales and Marketing Costs

Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures.  Such costs are expensed as incurred.

(m) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $47,000, $4,309,000 and $12,537,000 during 2002, 2001, and 2000, respectively.

(n) Stock-Based Compensation

At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 12c. As permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Year ended December 31,
	2002	2001	2000

Net loss, as reported	$(17,144,887)	$(45,003,465)	$(30,497,113)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	359,516	863,119	1,713,649
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(1,301,288)	(2,437,069)	(2,892,355)
Pro forma net income	$(18,086,659)	$(46,577,415)	$(31,675,819)

Basic and diluted net loss per share:
As reported	$(0.46)	$(2.68)	$(4.09)
Pro forma	(0.48)	(2.77)	(4.25)

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

(p) Net Income (Loss) Per Share

The Company computes net income (loss) applicable to common stockholders in accordance with FAS 128, Earnings Per Share, and SAB 98. Under the provisions of FAS 128 and SAB 98, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same.

(q) Fair Value of Financial Instruments

The Company considers the carrying value of the Company’s financial instruments, which include cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value at December 31, 2002 and 2001 because of the relatively short period of time between origination of the instruments and their expected realization or settlement.

(r) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its cash and cash equivalents and restricted cash with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts.

There has been a significant slowdown in the Internet sector in the United States, particularly with respect to retail Internet companies.  Many retail Internet companies had difficulties raising capital, borrowing money and otherwise funding their operating losses, and some have gone out of business.  Some of the Company’s marketer clients are retail Internet companies, many of which have significant losses, negative cash flow and limited access to capital.  These clients are experiencing even greater cash flow problems due to this slowdown. Therefore, many of the Company’s clients could fail.  As a result of the difficulties of some of the Company’s clients, the Company has had to expend additional effort to collect its accounts receivable, and in certain cases had to settle for less than the total amount owed.  In the year ended December 31, 2002, the Company incurred charges related to bad debt of approximately $35,000.  While the Company believes that its allowance for doubtful accounts as of December 31, 2002 is adequate to cover any difficulties with the collection of its accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

The Company believes it is not exposed to significant credit risk related to cash and cash equivalents and short-term investments.

There was one customer that accounted for 84% of the Company’s accounts receivable at December 31, 2002 and one customer that accounted for 69% of the Company’s accounts receivable at December 31, 2001. For the year ended December 31, 2002 one customer accounted for 62% of revenue, while for the years ended December 31, 2001 and 2000, not one customer accounted for more than 10% of revenue.  Substantially all of the accounts receivable that accounted for 84% of the balance at December 31, 2002, was subsequently received in February 2003.

(s) Retirement Plan

The Company sponsors a defined contribution retirement plan established under the provisions of Internal Revenue Code

401(k). Eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service’s annual contribution limit.  The 401(k) plan permits the Company to make additional discretionary matching contributions on behalf of all participants in the 401(k) plan in an amount determined by the Company; however, no contributions have been made for the years presented.

(t) Foreign Currency Translation

The functional currency of the Company’s international operation is the local currency. Accordingly, all assets and liabilities of the subsidiary are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2002 and 2001, the Company recorded a foreign currency translation gain and loss of approximately $20,000 and $17,000, respectively.  There were no gains or losses resulting from foreign currency translations in 2000.

Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations. For the years ended December 31, 2002 and 2001, the Company recorded a foreign currency transaction loss and gain of approximately $258,000 and $43,000, respectively. There were no gains or losses resulting from foreign currency transactions in 2000.

(u) Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of FAS 130, Reporting Comprehensive Income. FAS 130 established standards for reporting comprehensive income and its components in financial statements. Other comprehensive income (loss) recorded by the Company is comprised of foreign currency translation adjustments.

(v) Recent Accounting Pronouncements

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. The Company has certain guarantees disclosable under FIN 45:

•    The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. The maximum guarantee on this property is approximately $768,000.

•    The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

In November 2002, the EITF reached consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact the guidance would have on its business, financial condition, results of operations or cash flow.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and the applicable required disclosures have been made in the consolidated financial statements. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee as allowed under FAS 123 (see Note 12c).

In January 2003, the FASB FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material adverse effect on its business, financial condition, results of operations or cash flow.

(3) Equity Offerings

(a) Initial Public Offering

On October 3, 2000, the Company completed its initial public offering (“IPO”) in which it sold 3,700,000 shares of its common stock to investors in Switzerland, resulting in proceeds to the Company of approximately $36.7 million, after deducting underwriters’ commissions and other offering-related expenses. In connection with the IPO, 1,700,000 shares of Series A convertible preferred stock, 2,500,000 shares of Series B convertible preferred stock, and 2,328,434 shares of Series C convertible redeemable preferred stock were converted to common stock on a one-for-one basis.

(b) Rights Offering

On October 19, 2001, the Company closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares.  Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the Company’s Series A convertible preferred stock, convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances (see Note 12a).  After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction were approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.6 million, which related to promissory notes issued to the Company as part of the consideration for the rights offering, was received during the second quarter of 2002 (see Note 12b).

(c) Series B Convertible Preferred Stock

During December 2002, the Company issued 400,000 shares of Series B convertible preferred stock as part of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc. See Notes 4c and 12a.

(d) Warrants

In March 2001, as part of the purchase price for the Commerce Division, the Company issued to Inktomi Corporation a warrant to purchase 1,860,577 shares of the Company’s common stock upon the achievement of revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition. Because the revenue targets were not met, the warrants were not earned. See Note 4a.

In December 2001, as part of the purchase price for substantially all of BrightStreet.com’s assets, the Company issued a guaranteed warrant to purchase 500,000 shares of the Company’s common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock. The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share.  The performance-based warrant is exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share. See Note 4b.

On October 8, 2002 the Company's board of directors authorized the issuance of 6,000,000 warrants (the "Warrants") to four investors (the "Investors") as consideration for a $20 million financing commitment (the "Financing Commitment"), which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002 (the "Commitment Letter").  In the Commitment Letter, Friedli Corporate Finance, a financial advisor to the Company, agreed to provide the Company with the Financing Commitment. The Warrants were issued to the Investors in January 2003 in connection with Friedli Corporate Finance agreeing to provide the Financing Commitment.  The Warrants were issued to the Investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933.  The Warrants entitle each Investor to purchase one share of the Company's common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period.  Pursuant to an amendment to the Warrants, the exercise period will begin three (3) months from January 6, 2003 and end on April 7, 2008 at 5:00 P.M. Eastern time.  The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $720,000.

(4) Acquisitions

(a) Commerce Division

On March 28, 2001, the Company acquired the Commerce Division of Inktomi Corporation (“Commerce Division”) in a purchase business combination for approximately $12.9 million, consisting of 2,168,945 shares of the Company’s common stock valued at approximately $11.8 million and about $1.1 million in acquisition costs.  A total of 2,551,700 shares of the Company’s common stock, or 14.4% of the Company’s outstanding common stock, were issued with 40% placed into escrow.  Thirty eight percent of the escrow shares, or 382,755, were to be released based upon the achievement of contractually defined revenue and performance targets for the Commerce Division.  However, the targets were not met, so the shares were released from escrow and returned to E-centives.  The remaining 637,925 of escrow shares were held in satisfaction of any potential indemnity claims and were released to Inktomi in June 2002.  As part of the purchase price, the Company also issued to Inktomi Corporation a warrant to purchase an additional 1,860,577 shares of the Company’s common stock upon the achievement of additional revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition. Because the revenue targets were not met, the warrants were not earned.

In connection with the acquisition, the Company entered into a license agreement and reseller agreement with Inktomi Corporation.  Under the terms of the license agreement, Inktomi Corporation will perpetually license certain software and technology to the Company to be used in the acquired business.  Pursuant to the reseller agreement, Inktomi Corporation will resell certain products of the acquired business for a period of twelve months from the closing.  During 2002, the reseller agreement was terminated.

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

Current assets	$984,542
Fixed assets, net	5,657,205
Internally developed software	5,549,168
Intangible assets	1,626,433
Deferred revenue	(924,022)
Total consideration	$12,893,326

Following the acquisition of the Commerce Division, the Commerce Division business began to deteriorate.  Less money was being spent on this type of technology by businesses, as the returns perhaps did not appear to justify investing in the products and services offered through the Commerce Division.  As a result, several of the Commerce Division clients that were up for renewal did not renew their agreements and a large new customer terminated its contract early. Additionally, with many companies having less discretionary funds due to slow downs in the capital markets, new customers were not entering into contracts for the Commerce Division offerings.  Therefore, the Commerce Division experienced a significant increase in expenses without the corresponding increase in revenues. Due to the decline in the customer base, the Company concluded that the benefits derived from the Commerce Division would not be sufficient to support the product offerings and the decision was made to close the Commerce Division during the second quarter of 2002.

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

In conjunction with the Agreement, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If the Company makes such Payment by that date, the Company shall own all rights, title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents.  Until the Company takes formal title to the Patents, it may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payment by December 3, 2005, the Company shall retain a license to the Patents, but the license shall convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee.

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Assignment, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made.  Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Any transaction compensation payments will be accounted for as an addition to the purchase price when they are earned.  Through the year ended December 31, 2002, no royalty payment was accrued for.

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

(c) ConsumerREVIEW.com

On December 4, 2002, the Company acquired substantially all of Consumer Review Inc.’s assets and certain of its liabilities through an Asset Purchase Agreement.  The cost of the acquisition was approximately $2.7 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $320,000 in acquisition costs.  At closing, the Series B convertible preferred stock was placed into escrow.  If the Company experiences a change in control, as defined in the Asset Purchase Agreement, before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of the Company’s common stock and shall be released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined based upon the achievement of contractually defined revenue during the calculation period and will be adjusted pursuant to the schedule below.  The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement.

Revenues during the Calculation Period	Conversion Rate
Less than $1,000,000	4 to 1
More than $1,000,000, but less than $2,000,000	6 to 1
More than $2,000,000, but less than $3,000,000	8 to 1
More than $3,000,000, but less than $4,000,000	10 to 1
More than $4,000,000, but less than $6,000,000	12 to 1
$6,000,000 or more	14 to 1

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The Company engaged a third-party appraiser to perform a valuation of the Series B convertible preferred stock and the intangible assets.  The total purchase price of $2,677,902 was preliminarily allocated as follows:

Cash	$352,097
Fixed assets, net	231,834
Accounts receivable, net	284,082
Technology	1,789,001
Tradenames	116,218
Other liabilities	(95,330)
Total consideration	$2,677,902

The Company is amortizing Intangible Assets over their expected lives of 3 years.

(d) Pro Forma Financial Information (unaudited)

The following unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 are presented as though ConsumerReview.com, BrightStreet.com and the Commerce Division had been acquired as of the beginning of each period presented, after giving effect to purchase accounting adjustments relating to amortization of intangible assets and other acquisition related adjustments. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisitions been consummated at the beginning of the periods, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
	2002	2001

Revenue	$8,847,000	$14,817,000
Net loss	$(18,475,000)	$(62,275,000)
Net loss applicable to common stockholders	$(18,475,000)	$(62,275,000)
Weighted average shares of common stock outstanding	37,349,270	17,342,259
Basic and diluted net loss per common share	$(0.49)	$(3.59)

(5) Letters of Credit

(a) Bethesda, Maryland Office

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years.  In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit.  The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year.  However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permits a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement.  Per the new agreement, in April 2003, the required security deposit for the remaining office space will be reduced to approximately $70,000, therefore the letter of credit and the associated certificate of deposit will also be reduced to that amount.

(b) Foster City, California Office

In November 2002, the Company entered into a sublease agreement for office space in Foster City, California.  As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $40,000 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount.

(c) D&O Insurance

In October 2002, the Company established a $280,247 certificate of deposit to serve as collateral for a letter of credit commitment related to its D&O insurance policy.  As the Company makes its monthly payments on the policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to its operating account. As of December 31, 2002, the remaining amount was $255,470.

(6) Property and Equipment

Property and equipment consists of the following:

		December 31,
	useful life	2002	2001
Computer equipment	3 years	$7,169,246	$15,953,315
Furniture and equipment	5-7 years	195,562	1,181,338
Leasehold improvements	5 years	23,072	405,818
		7,387,880	17,540,471
Less: accumulated depreciation		(5,106,725)	(6,386,313)
		$2,281,155	$11,154,158

(7) Intangible Assets and Goodwill

In conjunction with the acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, the Company recorded approximately $1,789,000 and $116,000 for technology and tradenames, respectively.  The intangible assets were recorded at their estimated fair value on the date of the acquisition and are being amortized on a straight-line basis over three years.

In association with the acquisition of substantially all of BrightStreet.com’s assets in December 2001, the Company acquired licensed technology. The intangible asset was recorded at its estimated fair value on the date of the acquisition and is being amortized on a straight-line basis over three years.

Intangible assets consisting of an assembled work force and a customer list, were acquired in connection with the purchase of the Commerce Division in March 2001.  The intangible assets were recorded at their estimated fair value on the date of the acquisition and were being amortized on a straight-line basis over three and two years, respectively.   The Company adopted the provisions of FAS 142 as of January 1, 2002 and as a result, during the first quarter of 2002, reclassified approximately $1,000,000 of intangible assets, approximately $657,000 net of accumulated amortization, associated with employee workforce from intangible assets to goodwill and therefore no longer amortized the assembled workforce.  During the second quarter of 2002, due to the closure of the Commerce Division, the associated values of the goodwill for the assembled workforce and the customer list intangible asset were deemed impaired and the net values of approximately $657,000 and $37,000, respectively, were written off.

The Company acquired a patent for “Electronic couponing method and apparatus” in April 1999 from SellectSoft, a software developer, for $3,000,000. The patent was amortized on a straight-line basis over three years and was fully amortized by the end of the first quarter of 2002.  In conjunction with the Company’s decision to scale back the PerformOne Network, in the third quarter of 2002 the patent, which had a net value of $0, was written off.

Intangible assets consist of the following:

	December 31,
	2002	2001
Technology	$3,875,306	$2,194,807
Tradenames	116,218	--
Goodwill	--	1,000,745
Customer list	--	156,290
Patent	--	3,000,000
	3,991,524	6,351,842
Less: accumulated amortization	(806,311)	(3,248,887)
	$3,185,213	$3,102,955

(8) Restructuring and Impairment Charges

During the third quarter of 2002, the Company signed a partial lease termination agreement, approved a plan to reduce the workforce associated with closing down of its PerformOne Network and evaluated its existing reserve established for the closure of the Commerce Division. A net restructuring/impairment charge of approximately $1.2 million was recorded to reflect these actions. The charge included the costs associated with terminating half of the office space lease for the Bethesda, Maryland facility, the costs of severance and other employee benefits related to the termination of 19 employees, as well as an increase in the reserve associated with terminating the office lease in the UK.  The Company expects the cost to terminate the UK office lease to consist of monthly rental through September 30, 2002 and forfeiture of the Company's security deposit of approximately $102,000.  This is based on the Company’s best estimate, however, the landlord of the UK office facility has not responded to requests to enter into a termination agreement.  If the landlord of the UK office facility does not agree to a termination agreement, the Company could face a potential additional liability of approximately $364,000 for rental payments through September 2004.  As noted below, in the fourth quarter of 2001, the Company recorded a restructuring charge that included consolidation of excess space associated with the Bethesda facility.  Due to the partial lease termination agreement for this facility, the approximately $1.4 million remaining balance of the associated 2001 reserve was reversed.

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

The reversals of the remaining balances of the 2001 reserves established for the Bethesda and Redwood Shores offices, combined with the new charges for the second and third quarters of 2002, resulted in a net restructuring/impairment charge of approximately $1.1 million for the year ended December 31, 2002.

The following table shows the balance, as of December 31, 2002, of the accrued restructuring/impairment charges recorded in 2002.

	Total	Termination of facility leases	Employee severance and other benefit related costs	Revaluation of intangible assets	Disposal of tangible assets		Other
Balance at January 1, 2002	$—	$—	$—	$—	$—		$—
Restructuring charges, net	$8,969,582	$2,614,213	$211,223	$694,174	$5,054,306		$395,666
Cash (payments)/receipts	$(2,508,303)	$(2,158,695)	$(200,115)	$—	$180,408		$(329,901)
Non-cash charges	$(5,744,200)	295,045	$—	$(694,174)	$(5,279,306)		$(65,765)
Balance at December 31, 2002	$717,079	$750,563	$11,108	$—	$(44,592	)(1)	$—

(1)               Balance represents a receivable for tangible assets that are being sold.

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

As of December 31, 2002, the balance for the accrued restructuring/impairment charge recorded in 2001 consisted of the following:

	Total	Facility consolidation	Employee severance and other benefit related costs	Revaluation of intangible assets
Balance at January 1, 2001	$—	$—	$—	$—
Restructuring charges, net	9,876,123	8,975,976	430,750	469,397
Cash payments	(343,776)	—	(343,776)	—
Non-cash charges	(469,397)	—	—	(469,397)
Balance at December 31, 2001	9,062,950	8,975,976	86,974	—
Cash payments, net	(1,221,768)	(1,134,794)	(86,974)	—
Non-cash charges	—	—	—	—
Adjustment to reserve	(7,841,182)	(7,841,182)	—	—
Balance at December 31, 2002	$—	$—	$—	$—

(9) Income Taxes

The Company has incurred operating losses since its inception and has recognized no US current or deferred income tax provision or benefit.  The components of income tax expense (benefit) attributable to operations are as follows:

	Year ended December 31,
	2002	2001
Current
Federal	—	—
State	—	—
Foreign	(19,476)	19,476
Total current	(19,476)	19,476
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total tax expense	(19,476)	19,476

The provision for income taxes is different from that which would be obtained by applying the statutory US federal income tax rate to pretax loss before income taxes.  The items causing this difference are as follows:

	Year Ended December 31,
	2002	2001
Expected tax (expense) benefit at federal statutory rate	5,835,883	15,294,556
State tax, net of federal	642,643	1,136,850
Stock-based compensation, not deductible	(122,235)	(259,800)
Foreign tax rate differential	(43,238)	16,102
Other, net	13,368	(230,151)
Increase in valuation allowance	(6,306,945)	(15,977,033)
Tax (expense) benefit	19,476	(19,476)

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	Year Ended December 31,
Deferred tax assets:	2002	2001

Net operating loss and general business credits carryforwards	38,472,698	29,241,385
Restructuring Reserve	276,536	3,401,895
Start-up and organizational costs	1,087,450	1,812,416
Intangible Assets	860,749	1,165,338
Accrued Expenses	166,381	135,682
Deferred Compensation	139,700	210,054
Allowance for Bad Debts	28,466	56,140
Property and equipment	540,488	11,813
Total Deferred Tax assets	41,572,468	36,034,723
Valuation Allowance	(41,572,468)	(36,034,723)
	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carryforwards are available.  Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment.  Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, projections for future taxable income and uncertainty regarding ultimate realization of the tax benefits regarding the deferred tax assets, the Company has established a valuation allowance of $41,572,000 and $36,035,000 as of December 31, 2002 and December 31, 2001, respectively.  The net change in the valuation allowance for the years ended December 31, 2002 and December 31, 2001 was an increase of $5,537,745 and $15,977,033 respectively. The federal net operating loss is $101,002,000 as of December 31, 2002. The Federal net operating loss carryforward period expires commencing in 2011 through the year 2022. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss may occur.  As a result, the net operating loss carryforward may not be fully utilized before expiration.

(10) Commitments and Contingencies

(a) Leases

In association with the acquisition of BrightStreet.com’s assets, effective November 1, 2001, the Company entered into a Modification, Assignment and Assumption Agreement with Pentech Financial Services, Inc. (“Pentech”) and BrightStreet.com regarding the Master Equipment Lease (“Lease”) that BrightStreet.com had entered into with Pentech in May 2000 for computer equipment.  Per the agreement, with the consent of Pentech, BrightStreet.com assigned the Lease to the Company with certain modifications to the terms and conditions of the Lease.  In addition, the Company agreed to defend, indemnify, save and hold harmless BrightStreet.com from and against any and all claims, demands, costs, and any other damages which BrightStreet.com may sustain as a result of any failure or delay by the Company in performing the assumed obligations.

The Company is obligated under non-cancelable capital leases, for certain computer equipment, that expire during 2004.  In addition, the Company is obligated under non-cancelable operating leases, primarily for office space, which expire on various dates through 2005.

Amounts related to assets under non-cancelable capital leases that have been capitalized as property and equipment as of December 31, 2002 are as follows:

Computer equipment	$407,412
Less: accumulated depreciation	(147,121)
$260,291

Rent expense under operating leases was approximately $1,549,000, $3,541,000 and $955,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In February 2002, the Company signed a Sublease Agreement to sublease a portion of the sixth floor at the Bethesda, Maryland facility that commenced on March 1, 2002 and expires on September 30, 2005.

As of December 31, 2002, future minimum lease payments and future sublease rental income under non-cancelable leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases	Rental Income
2003	$243,552	$1,008,371	$269,402
2004	248,306	1,096,895	280,179
2005	—	613,521	218,069
Total	491,858	$2,718,787	$767,650
Less: amount representing interest (rates approximating 8.3%)	(21,330)
Present value of net minimum lease payments	470,528
Less: current installments	(224,914)
Obligation under capital leases, excluding current portion	$245,614

(b) Partner Payments

The Company compensates its network partners for members acquired through their websites by paying a fee for new members, by paying a percentage of the revenue the Company generates from the delivery of E–centives to such new members, by paying both or by paying the higher of the two methods.

On March 31, 2001, the Company terminated its Co-Branding Agreement with Excite@Home (“Excite”), dated as of February 16, 2000 and amended December 30, 2000.  The termination agreement relieved the Company of all of its future obligations, including making payments of up to $13 million to Excite over the next two years.  In connection with the Termination Agreement, the Company also purchased $1.3 million worth of data and e-mail services from Matchlogic, a wholly owned subsidiary of Excite.  Effective April 1, 2001, the Company entered into a new one-year agreement with Excite, whereby Excite provided the Company with access to e-mail and other subscriber information, and in exchange for this information, the Company was to pay Excite a percentage of the revenue generated from these subscribers.  However, this restructured agreement resulted in no revenue share payments to Excite.  As of November 5, 2001, this agreement was terminated, as Excite filed for bankruptcy protection.

During June 2001, the Company entered into an Online Services Agreement with Classmates.com, an online reunion destination site with 20 million members.  The strategic alliance allows Classmates.com members to receive E-centives’ targeted special offers and promotions based upon their self-described interests and will provide the Company with access to e-mail and other subscriber information.  In exchange for this information, the Company pays Classmates.com a percentage of the revenue generated from these subscribers.

Due to the closing down of the PerformOne Network, as of December 31, 2002, the Company had no agreements with network partners and has no future fixed commitments relating to these agreements.

(c) Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  Other than the matters described below, as of December 31, 2002, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

On or about April 1, 2002 the trustee for Debtor, CyberRebate (“Trustee”) filed suit against E-centives in the United States Bankruptcy Court, Eastern District of New York (“Bankruptcy Court”) for recovery of $210,000 allegedly paid to E-centives as an avoidable preference under U.S. Bankruptcy laws.  On or about February 20, 2003, the parties agreed to a settlement and entered into a stipulation and order for Bankruptcy Court approval, whereby E-centives and the Trustee settled the claim whereby the Company will pay a total of $189,000 in 2003, which amount is accrued for.  In exchange for such payments, the Trustee shall fully release all claims against E-centives and dismiss the suit against E-centives with prejudice, and E-centives will have a general unsecured claim against the Debtor’s estate in the amount of $21,000.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the year ended December 31, 2002, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”).  The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

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

(11) Segment Reporting

Segment Description

Starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: E-centives and ConsumerREVIEW.com. E-centives includes the services of the Interactive Database Marketing System, the E-mail Marketing System, the PerformOne Network, the Commerce Engine and the Commerce Network, while ConsumerREVIEW.com sells advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the segments of the Company for 2002 is set forth below based on the nature of the products and services offered. The Company’s chief operating decision maker evaluates performance based primarily on operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

The asset, other unallocated amounts, represent corporate assets that consist of cash and equivalents, as well as restricted cash.

As of and for the year ended December 31, 2002

2002	E-centives	ConsumerReview.com	Segment Totals	Other Unallocated Amounts	Consolidated Total
Operating revenue	$7,006,835	$213,963	$7,220,798	$—	$7,220,798
Operating loss	(17,367,368)	(35,374)	(17,402,742)	—	(17,402,742)
Depreciation and amortization	5,205,381	68,689	5,274,070	—	5,274,070
Assets	7,134,390	2,494,157	9,628,547	3,062,403	12,690,950
Capital expenditures	410,934	17,320	428,254	—	428,254

(12) Stockholders’ Equity

(a) Preferred Stock

On November 30, 2001, the Company’s proposal to amend and restate its Articles of Incorporation to authorize 10,000,000 shares of preferred stock was approved by a majority of the stockholders.

As of December 31, 2002, there were 2,000,000 shares of Series A convertible preferred stock issued.  As part of the Company’s October 2001 rights offering of 20,000,000 shares of common stock, additional securities were issued to each of the stockholders who purchased shares, in an amount proportional to their participation in the rights offering.  The additional securities consisted of 2,000,000 shares of Series A convertible preferred stock, convertible into 20,000,000 shares of common stock upon certain circumstances.  The Company did not receive any additional consideration for such Series A convertible preferred stock beyond such consideration received for the shares of common stock purchased in the rights offering.

Voting:

The holders of Series A convertible preferred stock shall vote with the holders of common stock on all matters submitted to the stockholders.  Each share of Series A convertible preferred stock shall entitle the holder thereof to a number of votes equal to the number of shares of common stock into which it is then convertible.

Dividends:

No dividends will be paid on the Series A convertible preferred stock.

Voluntary Conversion:

Each share of Series A convertible preferred stock will be convertible into the Company’s common stock, beginning one year after issuance, at the option of the holder.   The number of shares calculated will be ten common shares for one preferred share held at the time of conversion.

Mandatory Conversion:

The Series A convertible preferred stock shall automatically convert into shares of the Company’s common stock (at a ten for one basis) at the conversion price then in effect upon the earlier to occur of:  (1) the date when the average trading price of the Company’s common stock for 15 consecutive trading days is equal to or greater than CHF 6.00; (2) the consummation by the Company of a public offering of equity securities with proceeds in excess of CHF 40,000,000 million or equivalent in USD; (3) change of control; or (4) two years from the date of issuance.

Liquidation:

Upon any liquidation, dissolution or winding up of the Company, each holder of Series A convertible preferred stock shall be entitled to receive, prior to any distribution with respect to the Company’s common stock and Series B convertible preferred stock, an amount equal to: all cash available for distribution to all classes of stockholders, calculated as if the Series A convertible preferred stock had been converted into common stock immediately prior to the liquidation, up to but not to exceed CHF 25.00 per share of such common stock. Seven percent of the total amount of cash available for distribution to all classes of stockholders shall, however, be distributed to the Company’s management (pursuant to a formula to be determined by the board of the Company) prior to the calculation of the liquidation preference in favor of the Series convertible A preferred stockholders.

As of December 31, 2002, there were 400,000 shares of Series B convertible preferred stock authorized.  As part of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, 400,000 shares of Series B convertible preferred stock were issued.

Voting:

The holders of Series B convertible preferred stock shall vote with the holders of common stock on all matters submitted to the stockholders.  Within the first twelve months of issuance, each holder of shares of Series B convertible preferred stock shall be entitled to one vote for each share of Series B convertible preferred stock held immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent.  After the first twelve months from issuance, each holder of shares of Series B convertible preferred stock shall be entitled to such number of votes as shall be equal to the whole number of shares of common stock into which such holder’s aggregate number of shares of Series B convertible preferred stock are convertible (pursuant to the conversion table below) immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent.

Dividends:

No dividends will be paid on the Series B convertible preferred stock.

Voluntary Conversion:

Each share of Series B convertible preferred stock will be convertible into the Company’s common stock, beginning one year after the closing date of the Consumer Review, Inc. acquisition, based upon the achievement of contractually defined revenue during the calculation period and will be adjusted pursuant to the schedule below.

Revenues during the Calculation Period	Conversion Rate
Less than $1,000,000	4 to 1
More than $1,000,000, but less than $2,000,000	6 to 1
More than $2,000,000, but less than $3,000,000	8 to 1
More than $3,000,000, but less than $4,000,000	10 to 1
More than $4,000,000, but less than $6,000,000	12 to 1
$6,000,000 or more	14 to 1

Mandatory Conversion:

Each share of Series B convertible preferred stock shall automatically be converted into shares of common stock at the conversion rate (as defined above) upon the earlier to occur of: (i) the consummation by the Company of a public offering of equity securities with proceeds in excess of CHF 20,000,000 or equivalent in United States Dollars, (ii) an Acquisition, Asset Transfer or other Liquidation (as defined below) or (iii) thirty months from the date of issuance, provided the Series B preferred convertible stock shall automatically convert into shares of the Company’s common stock (at a ten for one basis) at the conversion price then in effect if the Company experiences a change in control before the one year anniversary of the closing date of the ConsumerREVIEW.com acquisition.

Liquidation:

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (“Liquidation”), before any distribution or payment shall be made to the holders of the common stock and any other stock of the Company that is not by its terms expressly senior in right of payment to the Series B convertible preferred stock, but following any distribution or payment to the holders of the Series A convertible preferred stock (which is expressly senior to the Series B convertible preferred stock), the holders of Series B convertible preferred stock shall be entitled to be paid out of the assets of the Company with respect to each share of Series B convertible preferred stock held, an amount equal to the product of (i) (a) if the Liquidation is not a sale, conversion or other transfer of the Company’s stock, the average of the high and low closing prices of the Company’s common stock on the day prior to the date of such Liquidation, as such prices are reported by the SWX Swiss Exchange, after applying the CHF-USD exchange rates, as determined by 5 p.m., Swiss time on such date, by swissfirst Bank AG or (b) if the Liquidation is a sale, conversion or other transfer of the Company’s stock, the purchase price or other valuation of the Company’s common stock pursuant to such Liquidation, and (ii) the number of shares of common stock into which a share of Series B convertible preferred stock would be convertible pursuant to the conversion table above if the conversion had occurred immediately prior to such Liquidation, as appropriately adjusted for any future stock splits, stock combinations, or similar transactions affecting the Series B convertible preferred stock.  If, upon any Liquidation, the assets of the Company shall be insufficient to make payment in full to all holders of Series B convertible preferred stock, then such assets shall be distributed among the holders of Series B convertible preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. After payment in full to the holders of Series B convertible preferred stock of the aggregate liquidation preference as aforesaid, the holders of the Series B convertible preferred stock shall, as such, have no right or claim to any of the remaining assets of the Company.

The following events shall be considered a Liquidation: any merger, consolidation, business combination, reorganization, reclassification or recapitalization of the Company in which the Company is not the surviving entity or in which the stockholders of all classes and series of stock of the Company immediately prior to such transaction own capital stock representing less than fifty percent of the Company’s voting power of all classes and series of stock immediately after such transaction (an “Acquisition”); or a sale, lease or other disposition of all or substantially all of the assets of the Company (an “Asset Transfer”).

(b) Notes receivable from Stockholders

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

On January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the rights offering. The CHF 2,500,000 (approximately $1.5 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

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

(c) Stock Incentive and Option Plan

The Company’s Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. As of December 31, 2002, there were 21,000,000 shares of common stock reserved for issuance and there were 2,206,800 options to purchase shares of common stock outstanding at a weighted average exercise price of $5.18 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of E-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. As of the December 31, 2002 the board of directors has issued only stock options under the plan.  The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

During 1997 and 1998, 100,018 performance-based option grants were made to certain key employees at an exercise price of $2.50. During 1999, 160,400 additional performance-based option grants were made to certain key employees, with an exercise price of $2.50 for 50,000 of these options and $3.50 for the remaining 110,400 options. During 2002, 200,000 performance-based option grants priced at $0.50 were made, while 25,000 performance-based options priced at $3.40 were granted in 2001 and no performance-based option grants were made in 2000.  Compensation expense related to these options of $733,137 and ($302,304) was recorded in 2001 and 2000, respectively.  The credit for 2000 reflects the reversal of historical stock-based compensation expense, related to terminated employees, that was recorded in excess of the expense pertaining to their options vested through termination.  There was no compensation expense related to performance based options for 2002, as the options issued in 2002 had an exercise price in excess of the stock price at December 31, 2002 and all options issued prior to 2002 were fully vested.

As allowed by FAS 123, the Company applies the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for its employee stock options, rather than the alternative fair value accounting method.

Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  In 2002, 2001 and 2000, the Company recorded equity-based compensation expense of $359,516, $1,165,423 and $980,512, respectively relating to options to purchase 960,800 shares granted in 1999 and 1,517,564 shares granted in 2000 equal to the difference between the fair value of the Company’s common stock on the grant date and the exercise price of the options. Additionally, the Company expects to incur approximately $289,000 of compensation expense during the period 2003 through 2004 relating to these options. The expense will be recognized ratably over the vesting period of the options, which is generally 4 years. Had compensation expense for the Company’s stock option plan been determined based upon the fair value methodology under FAS 123, the Company’s net loss would have increased to these pro forma amounts:

	Year ended December 31,
	2002	2001	2000

Net loss, as reported	$(17,144,887)	$(45,003,465)	$(30,497,113)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	359,516	863,119	1,713,649
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(1,301,288)	(2,437,069)	(2,892,355)
Pro forma net income	$(18,086,659)	$(46,577,415)	$(31,675,819)

Basic and diluted net loss per share:
As reported	$(0.46)	$(2.68)	$(4.09)
Pro forma	(0.48)	(2.77)	(4.25)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model on the date of grant using the following assumptions:

	Year ended December 31,
	2002	2001	2000
Risk-free interest rates	3.0%	5.0%	5.0%
Expected lives (in years)	5	5	5
Dividend yield	—	—	—
Expected volatility(1)	147%	100%	100%

(1)               0% expected volatility was used for all options granted prior to the initial public offering on October 3, 2000.

The weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.44, $3.02 and $5.78, respectively.

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Number of shares	Weighted average exercise price
Balance, January 1, 2000	1,751,036	$2.77
Granted	1,570,064	8.28
Exercised	(65,625)	2.11
Canceled	(440,625)	2.98
Balance, December 31, 2000	2,814,850	5.82
Granted	1,596,250	3.93
Exercised	(11,875)	2.37
Canceled	(1,236,895)	4.66
Balance, December 31, 2001	3,162,330	5.34
Granted	445,000	0.49
Exercised	(30)	3.50
Canceled	(1,400,500)	4.05
Balance, December 31, 2002	2,206,800	$5.18

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2002:

			Options outstanding
Range of exercise prices			Number outstanding at 12/31/02	Weighted average remaining contractual life	Options exercisable at 12/31/02
$ 0.13	–	$ 0.50	400,000	9.4 years	5,000
$ 0.53	–	$ 1.00	166,500	9.0 years	32,125
$ 1.27	–	$ 1.50	8,000	8.6 years	2,000
		$ 2.50	519,235	5.9 years	503,361
$ 3.40	–	$ 3.86	316,565	7.3 years	229,869
$ 5.11	–	$ 5.85	93,000	8.2 years	23,250
$ 6.11	–	$ 6.72	130,000	7.5 years	64,000
$ 8.02	–	$ 8.85	7,000	8.0 years	2,625
		$ 9.37	12,000	8.0 years	6,000
$11.01	–	$11.56	4,500	7.8 years	2,250
$12.18	–	$13.00	550,000	7.5 years	550,000
			2,206,800	7.6 years	1,420,480

(d) Warrants

The Company has issued warrants to purchase common shares in connection with several equity issuances:  the 1997 grant was in connection with the issuance of Series A convertible preferred stock, the 1999 grant was in connection with the issuance of Series B convertible preferred stock, and the 2000 grant was in connection with the issuance of Series C convertible redeemable preferred stock.  The warrants granted in 2001 were in conjunction with the acquisition of the Commerce Division and BrightStreet.com, with rights to purchase common shares of 1,860,577 and 750,000, respectively.  The warrants for 2002 were issued in consideration of a financing commitment (see Note 3d).

The warrant issued to Inktomi Corporation as part of the Commerce Division acquisition was a contingent performance-based warrant that Inktomi was eligible to exercise based upon the achievement of revenue targets for the Commerce Division at the end of 12 months following the closing of the acquisition.  Since revenue did not meet did not meet the contractually defined revenue target, the right to exercise the earn-out warrant expired during 2002.

The warrants issued in conjunction with the BrightStreet.com acquisition consist of a guaranteed warrant to purchase 500,000 shares of the Company’s common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock.  The performance-based warrant is based upon the achievement of a revenue target of $7 million for BrightStreet.com during the 18 months following the closing of the acquisition.

The following table sets forth the warrants outstanding, their underlying common shares and their weighted average exercise price per share:

	Shares	Price
Balance, January 1, 2000	480,000	$4.73
Granted	127,485	9.94
Exercised	—	—
Balance, December 31, 2000	607,485	5.82
Granted	2,610,577	4.27
Exercised	—	—
Balance, December 31, 2001	3,218,062	4.56
Granted	6,000,000	0.13
Exercised	—	—
Expired	(1,860,577)	5.51
Balance, December 31, 2002	7,357,485	$0.71

488,000 of the warrants granted through December 31, 2000 expire on December 31, 2003, with the remaining 119,485 expiring on February 18, 2005.  The 1,860,577 warrants granted to Inktomi during 2001 expired on March 28, 2002 and the two warrants totaling 750,000, granted to BrightStreet.com during 2001, expire on December 3, 2005. The warrants issued during 2002 expire on April 7, 2008.

(e) Authorized Capital

On November 7, 2001, the Company’s board of directors unanimously approved, subject to stockholder approval, (i) an amendment of the Company’s Restated Certificate of Incorporation, as amended (“Restated Certificate of Incorporation”), to increase the total authorized capital stock from 50,000,000 shares to 130,000,000 shares in connection with an increase in the authorized common stock from 40,000,000 shares to 120,000,000 shares (this amendment will not effect a change to the 10,000,000 shares of authorized preferred stock); and (ii) an amendment to the Company’s Amended and Restated Stock Option and Incentive Plan, as amended (the “Stock Option Plan”), to increase the maximum number of shares available for issuance from 5,000,000 to 21,000,000. On November 30, 2001, holders of a majority of the outstanding shares of the Company’s common stock executed a written stockholder consent approving the amendment of the Company’s Restated Certificate of Incorporation and the amendment to the Company’s Stock Option Plan. Under applicable federal securities laws, the amendments is not effective until at least 20 days after this information statement is sent or given to the Company’s stockholders.

(13) Related Party Transaction

Peter Friedli, one of the Company’s stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG.  Mr. Friedli also has relationships with several of the Company’s other stockholders; he serves as the investment advisor to InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc.  Mr. Friedli also services as the President of Friedli Corporate Finance, Inc. (“FCF”), a consulting company that is utilized by the Company.

On October 8, 2002, the Company's board of directors authorized the issuance of 6,000,000 warrants (the "Warrants") to four investors (the "Investors") as consideration for a $20 million financing commitment (the "Financing Commitment"), which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002 (the "Commitment Letter").  In the Commitment Letter, Friedli Corporate Finance, a financial advisor to the Company, agreed to provide the Company with the Financing Commitment. The Warrants were issued to the Investors in January 2003 in connection with Friedli Corporate Finance agreeing to provide the Financing Commitment.  The Warrants were issued to the Investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933.  The Warrants entitle each Investor to purchase one share of the Company's common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period.  Pursuant to an amendment to the Warrants, the exercise period will begin three (3) months from January 6, 2003 and end on April 7, 2008 at 5:00 P.M. Eastern time.  The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $720,000.

In March 2003, Friedli Corporate Finance amended and restated the Commitment Letter to provide for a $14 million Financing Commitment.

Venturetec and Pine were debentureholders in Consumer Review, Inc.  Therefore, as a result of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of the Company’s Series B convertible preferred stock.

In July 1996, the Company entered into a consulting agreement with FCF, which was subsequently renewed in 2001.  Under the agreement, FCF provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between FCF clients/investors and the Company by disseminating information to such investors on behalf of the Company. Consulting expense under the FCF agreement was approximately $63,000 for the each of the years ended December 31, 2002, 2001 and 2000.  In addition, the Company engaged FCF to support the Company in connection with the October 2001 rights offering.  In association with this support, the Company agreed to extend the consulting agreement with FCF for 3 years and to reimburse FCF up to $100,000 in expenses for such rights offering support.

During 1999, the Company issued a convertible long-term debt instrument for $1,000,000 to an investment group controlled by FCF.  This instrument was converted into common stock upon consummation of the IPO in October 2000.

As part of its October 2001 rights offering, the Company sold shares of its common stock to Venturetec and Pine. Venturetec and Pine each delivered a promissory note as consideration for the subscription price for the shares of common stock for which each company subscribed.  Venturetec’s note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine’s note was in the principal amount of CHF 8,687,530 (approximately $5.3 million). However, on January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes. The CHF 2,500,000 (approximately $1.5 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

•                  In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying CHF 2,083,334 (approximately $1.3 million) and delivered an amended and restated secured promissory note, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest. The Company simultaneously returned Pine’s original CHF 8,687,530 promissory note.  All of the outstanding principal and interest under the promissory notes was fully received by in April 2002.

•                  Venturetec paid us CHF 416,666 (approximately $256,000) and delivered an amended and restated secured promissory note, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2%. This CHF 10,583,334 reflects an increase in Venturetec’s secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec’s original subscription price for the shares of common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. The Company simultaneously returned Venturetec’s original CHF 8,500,000 promissory note. All of the outstanding principal and interest under the promissory notes was fully received by in April 2002.

Also as part of the rights offering, the Company paid commissions of approximately $1,438,000 to Rahn and Bodmer Banquiers, one of the participants in the rights offering, and $214,000 to Friedli Corporate Finance.

(14) Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance FAS 128, Earnings Per Share, which requires certain disclosures relating to the calculation of earnings (loss) per common share. The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss).

	Year ended December 31,
	2002	2001	2000
Net loss	$(17,144,887)	$(45,003,465)	$(29,945,340)
Preferred stock dividend requirements	—	—	(551,773)
Net loss applicable to common stockholders	$(17,144,887)	$(45,003,465)	$(30,497,113)
Weighted average shares of common stock outstanding	37,349,270	16,810,366	7,460,272
Basic and diluted net loss per common share	$(0.46)	$(2.68)	$(4.09)

Diluted net loss applicable to common stockholders excludes convertible preferred stock, stock options, and warrants due to their antidilutive effect.

(15) Selected Quarterly Financial Data (unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2002, 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,343,138	$1,919,718	$2,645,321	$1,312,621
Operating loss	(6,639,926)	(7,260,093)	(616,878)	(2,885,845)
Loss before income tax	(6,520,556)	(7,152,186)	(593,825)	(2,897,796)
Net loss applicable to common stockholders	(6,529,413)	(7,162,389)	(608,352)	(2,844,733)
Basic and diluted net loss per common share	$(0.17)	$(0.19)	$(0.02)	$(0.08)

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,802,575	$1,403,293	$735,086	$1,112,670
Operating loss	(7,786,645)	(11,158,778)	(8,065,224)	(18,577,669)
Loss before income tax	(7,456,198)	(10,997,034)	(8,004,793)	(18,525,964)
Net loss applicable to common stockholders	(7,456,198)	(10,997,034)	(8,004,793)	(18,545,440)
Basic and diluted net loss per common share	$(0.49)	$(0.63)	$(0.46)	$(1.07)

	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,042,150	$2,161,416	$2,424,909	$4,601,560
Operating loss	(6,562,743)	(8,330,604)	(8,994,421)	(6,800,884)
Loss before income tax	(6,445,446)	(8,183,997)	(8,913,903)	(6,401,994)
Net loss applicable to common stockholders	(6,594,051)	(8,385,581)	(9,115,487)	(6,401,994)
Basic and diluted net loss per common share	$(1.35)	$(1.72)	$(1.81)	$(0.43)

(16) Subsequent Events

(a) Convertible Promissory Notes

In March 2003, the Company executed a convertible promissory note in favor of Friedli Corporate Finance and InVenture, Inc., for an aggregate sum of up to $6 million.  The terms of the note include, among other things, an 8% interest rate, a maturity date three years from the date of issuance, a conversion feature which provides that under certain circumstances each note will automatically convert to the Company’s common stock, a prepayment premium of up to 30% of the principal amount under the note, and a one-time final payment charge, in addition to all principal and interest paid, of 30% of the principal amount to be paid at maturity.  The Company may draw down against the available principal of up to $6 million at any time and in any amount during the three year term of the note.  All principal drawn upon will be secured by substantially all of the Company’s assets.  The Company intends to use amounts drawn upon for working capital and general corporate purposes.

(b) Commitment Letter

On March 2003, Friedli Corporate Finance amended and restated the Commitment Letter dated September 12, 2002, to provide for a $14 million Financing Commitment.

(c) Termination of employees

During the first quarter of 2003 the Company made a payment of approximately $122,000 consisting of severance and other employee benefits related to the planned termination of 11 employees.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

E-centives, Inc.:

Under date of March 27, 2003, we reported on the consolidated balance sheets of E-centives, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002 which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ KPMG LLP
McLean, Virginia
March 27, 2003

SCHEDULE II

E-CENTIVES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C				Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Cash Paid	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$148,127	$35,263	$—	$35,314	(1)	$(143,596	)(4)	$75,108
Valuation allowance on deferred tax asset	$36,034,723	$5,537,745	$—	$—		$—		$41,572,468
Accrued restructuring charge	$9,062,950	$1,128,400	$(3,730,071)	$(5,744,200	)(2)	$—		$717,079

Year ended December 31, 2001:
Allowance for doubtful accounts	$252,016	$493,168	$—	$(210,000	(3)	$(387,057	)(4)	$148,127
Valuation allowance on deferred tax asset	$20,057,690	$15,977,033	$—	$—		$—		$36,034,723
Accrued restructuring charge	$—	$9,406,726	$(343,776)	$—		$—		$9,062,950

Year ended December 31, 2000:
Allowance for doubtful accounts	$27,125	$489,973	$—	$—		$(265,082	)(4)	$252,016
Valuation allowance on deferred tax asset	$9,213,245	$10,844,445	$—	$—		$—		$20,057,690

(1) allowance for doubtful accounts recorded in connection with the acquisition of substantially all of the assets of Consumer Review, Inc.

(2) fixed assets, intangible assets, deferred rent, prepaid expenses and other assets.

(3) deferred revenue

(4) accounts receivable

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated January 18, 2001, by and between E-centives, Inc. and Inktomi Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by E-centives on April 11, 2001).

2.2

Asset Purchase Agreement, dated December 3, 2001, by and between E-centives, Inc. and BrightStreet.com, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by E-centives on December 18, 2001).

2.3

Amended and Restated Asset Purchase Agreement, dated December 26, 2001, by and between E-centives, Inc. and BrightStreet.com, Inc. (incorporated herein by reference to Exhibit 2.1 to the Amended Current Report on Form 8-K/A filed by E-centives on January 3, 2002).

2.4

Asset Purchase Agreement, dated November 08, 2002, by and between E-centives, Inc. and Consumer Review, Inc. (incorporated herein by reference to Exhibit 2.1 to the Amended Current Report on Form 8-K filed by E-centives on December 13, 2002).

3.1(1)	Restated Certificate of Incorporation of E-centives, Inc.
3.3(1)	Amended and Restated Bylaws of E-centives, Inc.
4.1(1)	Specimen certificate representing the Common Stock.
4.2(1)	Registration Rights Agreement, dated February 18, 2000, by and among E-centives, Inc. and certain stockholders named therein.
4.3(1)	Common Stock Purchase Warrant, dated as of March 28, 2001, between E-centives, Inc. and Inktomi Corporation.
4.4(1)	Warrant to Purchase Common Stock, dated as of December 3, 2001, between E-centives, Inc. and BrightStreet.com, Inc.
4.5(1)	Warrant to Purchase 500,000 shares of Common Stock, dated as of December 3, 2001, between E-centives, Inc. and BrightStreet.com, Inc.
10.1(1)	1996 Stock Incentive Plan.
10.2(1)	E-centives — Excite@Home Co-Branding Agreement, dated February 16, 2000, by and between E-centives, Inc. and At Home Corporation.
10.3(1)	Technology and Marketing Agreement, dated May 13, 1999, by and between E-centives, Inc. and ZDNet, as amended.
10.4(1)	Internet Data Center Services Agreement, dated March 23, 1998, by and between E-centives, Inc. and Exodus Communications, Inc.
10.5(1)	Employment Agreement for Kamran Amjadi, dated May 8, 1998, as amended.
10.6(1)	Employment Agreement for Mehrdad Akhavan, dated May 8, 1998, as amended.
10.7(1)	Lease Agreement, dated September 23, 1997, by and between E-centives, Inc. and Democracy Associates Limited Partnership, as amended and modified on June 29, 2000.
10.8	Amended and Restated Stock Option and Incentive Plan (incorporate herein by reference to Exhibit 99.2 to the E-centives’ Registration Statement on Form S-8 (Registration No. 333-58244))
10.9

Technology License Agreement, dated March 28, 20001, between E-centives and Inktomi Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by E-centives on April 11, 2001)

10.10	Sublease Agreement, dated April 1, 2001, by and between E-centives, Inc. and Inktomi Corporation, as amended on August 28, 2001.
10.11	E-centives Marketplace Agreement, dated June 27, 2001, by and between E-centives, Inc. and Vizzavi Europe Limited.
10.12	Modification, Assignment and Assumption Agreement, dated November 1, 2001, by and among E-centives, Inc., BrightStreet.com, Inc. and Pentech Financial Services, Inc.
10.13	Internet Service Master Services Agreement, effective as of December 4, 2001, between E-centives, Inc. and SiteSmith Inc.
10.14	Convertible Promissory Note dated as of March 18, 2003 by E-centives, Inc. to the order of Friedli Corporate Finance, Inc. and/or InVenture Inc.
23.1	Consent of KPMG LLP.
99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(1)               Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42574).