Form 10-Q
period 2003-03-31
E CENTIVES INC
filed 2003-05-13
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-31559

E-CENTIVES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1988332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 Rockledge Drive
6th Floor
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

As of April 30, 2003, there were 38,374,284 shares of the registrant’s common stock outstanding.

E-CENTIVES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,293,111	$2,317,354
Accounts receivable, net of allowance for doubtful accounts of $49,667 and $75,108 at March 31, 2003 and December 31, 2002, respectively	552,578	2,973,129
Other receivables	51,699	140,169
Prepaid expenses	267,455	297,888
Restricted cash	179,780	635,049
Other	—	16,203
Total current assets	2,344,623	6,379,792
Property and equipment, net	1,754,343	2,281,155
Other intangible assets, net	2,882,551	3,185,213
Restricted cash	110,000	110,000
Deferred financing fee	720,000	720,000
Other assets	13,700	14,790
Total assets	$7,825,217	$12,690,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,516,629	$1,957,590
Accrued expenses	1,148,455	1,254,773
Accrued restructuring costs	68,801	717,079
Deferred revenue	223,647	1,095,613
Current portion of capital leases	260,369	224,914
Other liabilities	110,188	90,552
Total current liabilities	3,328,089	5,340,521
Capital leases, net of current portion	175,529	245,614
Total liabilities	3,503,618	5,586,135
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock (voting), $.01 par value, 9,600,000 shares of preferred stock authorized, 1,990,000 and 2,000,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, repectively (liquidation preference).	19,900	20,000
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares of preferred stock authorized, issued, and outstanding at March 31, 2003 and December 31, 2002 (liquidation preference).	4,000	4,000
Common stock, $.01 par value, 120,000,000 shares authorized 37,449,284 and 37,349,284 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively.	374,493	373,493
Additional paid-in capital	123,530,201	123,452,566
Accumulated other comprehensive gain	3,386	3,386
Accumulated deficit	(119,610,381)	(116,748,630)
Total stockholders’ equity	4,321,599	7,104,815
Total liabilities and stockholders’ equity	$7,825,217	$12,690,950

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2003	2002
	(unaudited)

Revenue	$1,621,735	$1,343,138
Operating expenses:
Cost of revenue	768,897	1,751,295
Product development, exclusive of stock-based compensation	812,113	1,366,823
General and administrative, exclusive of stock-based compensation	2,101,239	3,631,289
Sales and marketing, exclusive of stock-based compensation	720,171	1,126,256
Network partner fees	—	1,396
Stock-based compensation:
Product development	12,572	24,146
General and administrative	29,337	19,743
Sales and marketing	36,627	62,116
Loss from operations	(2,859,221)	(6,639,926)
Interest expense	(9,825)	(10,255)
Interest income	7,295	129,625
Loss before income taxes	(2,861,751)	(6,520,556)
Income taxes	—	(8,857)
Net loss applicable to common stockholders	$(2,861,751)	$(6,529,413)

Basic and diluted net loss per common share	$(0.08)	$(0.17)
Shares used to compute basic and diluted net loss per common share	37,378,173	37,732,013

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net loss	$(2,861,751)	$(6,529,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	872,249	1,937,427
Stock-based compensation	78,536	106,005
Provision for doubtful accounts	—	35,263
(Increase) decrease in:
Accounts receivable	2,420,551	1,341,588
Prepaid expenses and other current assets	46,636	(107,963)
Other receivable	88,470	493,415
Increase (decrease) in:
Accounts payable	(440,962)	(102,456)
Deferred revenue	(871,966)	(460,170)
Accrued expenses and other liabilities	(711,170)	(840,243)
Net cash used in operating activities	(1,379,407)	(4,126,547)
Cash flows from investing activities:
Decrease in restricted cash	455,269	—
Acquisition of property and equipment	(8,316)	(54,528)
(Increase) decrease in security deposits	1,090	(934)
Purchase of intangible asset	(34,460)	—
Acquisition of BrightStreet.com	—	129,386
Net cash provided by investing activities	413,583	73,924
Cash flows from financing activities:
Payments on obligations under capital lease	(58,419)	(50,542)
Proceeds from notes receivable	—	(36,529)
Exercise of stock options	—	105
Net cash used in financing activities	(58,419)	(86,966)
Net decrease in cash and cash equivalents	(1,024,243)	(4,139,589)
Cash and cash equivalents, beginning of period	2,317,354	8,902,259
Cash and cash equivalents, end of period	$1,293,111	$4,762,670

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,825	$10,255

Supplemental disclosure of non-cash investing and financing activities:
During January 2003, the Company entered into a capital lease for approximately $24,000 for telephone related equipment.

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

E-centives provides interactive direct marketing technologies and services for global marketers.  The Company offers a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences.  The Company’s current principal products are the Interactive Database Marketing System, the E-mail Marketing System and advertising and e-commerce related services through its ConsumerREVIEW.com division.

The Company operates in a highly competitive environment and inherent in the Company’s business are various risks and uncertainties, including its limited operating history and unproven business model. The Company’s success may depend in part upon the continuance of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company’s offerings by the marketplace.

One of the Company’s Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $652,000, or 40%, of the Company’s revenue for the quarter ended March 31, 2003, while it contributed $696,000, or 52%, of the Company’s revenue for the quarter ended March 31, 2002.  This customer’s initial contract expired in October 2002; and the customer subsequently renewed the agreement for an additional year.  Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company’s management believes that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the second quarter of 2004.  This is based on the available line of credit of up to $6 million, structured in the form of a three-year convertible promissory note that was issued during the first quarter of 2003.  Should future revenue be insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to ensure future viability.  The Company may need to raise additional funds sooner than anticipated to fund its future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that the Company’s existing funds and funds from the convertible promissory note are not sufficient to enable the Company to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance provided a written commitment to provide the Company with a capital infusion of up to $20 million, of which $6 million was the recent convertible promissory note. However, no formal terms and conditions have been agreed upon, other than the terms of the $6 million convertible promissory note. Based on the Company’s current operating plans, the Company does not believe that it will require the full capital commitment of Friedli Corporate Finance to fund continued operations through profitability.  The Company currently believes that it will only require use of approximately $6 million of the capital commitment of Friedli Corporate Finance for the twelve month period subsequent to the second quarter of 2003.

(b) Basis of Presentation

These Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-K for fiscal year 2002.

In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

The results of operations for the interim periods presented may not be comparable due to the December 2002 acquisition of ConsumerREVIEW.com and the closing of the Commerce Division and the PerformOne Network during 2002.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(c) Revenue Recognition

Revenue is generated by providing promotions marketing services, e-mail marketing services and various other consulting services, as well as licensing the Company’s software products.  The Company’s current products are principally the Interactive Database Marketing System and the E-mail Marketing System, as well as advertising and e-commerce services provided through the ConsumerREVIEW.com division. Although the Company eliminated the offerings of the PerformOne Network, the Commerce Engine and the Commerce Network during 2002, these products contributed revenue during the quarter ended March 31, 2002.

The Company’s Interactive Database Marketing System, which represented 59% of the Company’s revenue for the quarter ended March 31, 2003, is a solution targeted at consumer packaged goods companies that allows businesses to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and a patented coupon promotion system.  It is primarily the combination of the Company’s Promotions System and E-mail Marketing System. Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy services, creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer are recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided and the revenue is determinable.  For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date.  This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period.  The Company’s only client with a performance-based incentive fee had an original contract that expired in October 2002.  This agreement produced $56,000 of performance-based incentive fees during the quarter ended March 31, 2003 and no such revenue during the quarter ended March 31, 2002.  The client’s renewal agreement, which began in November 2002, also includes performance-based incentive fees that are estimated to be approximately $265,000, however the terms were not defined in the renewal agreement and are to be defined through an amendment to the agreement. Accordingly, no revenue related to this potential performance-based incentive fee has been recognized.

The Company’s E-mail Marketing System, which represented 3% of the Company’s revenue for the quarter ended March 31, 2003, allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure.  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

The ConsumerREVIEW.com division, which was acquired in December 2002, manages web communities around common product interests.  The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through advertising and e-commerce fees.  Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. For on-line performance-based programs, the Company earns a contractually specified amount based on the number of users of the Company’s websites that respond to a commerce link by linking to a customer’s websites or the amount of sales generated by the users.  For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized when the click occurs.  For affiliate-commissions programs, revenue is recognized when the commission is earned, which is when the transaction occurs.  ConsumerREVIEW.com represented 38% of the company’s total revenue for the quarter ended March 31, 2003.

For the quarter ended March 31, 2003, one of the Company’s Interactive Database Marketing System customers contributed $652,000 in revenue, or 40% of the Company’s revenue for the quarter.  This customer’s original agreement expired in October 2002; however, the customer subsequently renewed the agreement for an additional year.  This customer also represented 20%, or approximately $121,000, of the $603,000 gross accounts receivable balance as of March 31, 2003.  The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

(d) Cost of Revenue

Cost of revenue consists primarily of expenses related to providing the Company’s services, including related personnel costs, depreciation of servers, as well as network and hosting charges.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) for the three months ended March 31, 2003 and 2002.  Diluted net loss applicable to common stockholders for the three months ended March 31, 2003 and 2002 excludes stock options and warrants due to their antidilutive effect.

	Three months ended March 31,
	2003	2002

Net loss	$(2,861,751)	$(6,529,413)

Net loss applicable to common stockholders	$(2,861,751)	$(6,529,413)

Weighted average shares of common stock outstanding	37,378,173	37,732,013
Basic and diluted net loss per common share	$(0.08)	$(0.17)

(f) Restricted Cash

(1) Bethesda, Maryland Office

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years.  In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit.  The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year.  However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permits a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement.  Per the new agreement, in April 2003 the required security deposit for the remaining office space will be reduced to $70,000, therefore the letter of credit and the associated certificate of deposit will also be reduced to that amount.  As of March 31, 2003, the balance was $70,000, due to the March 2003 draw of $309,579 and the transfer of $70,000 to the landlord as partial payment for March 2003 rent.

(2) Foster City, California Office

In November 2002, the Company entered into a two year sublease agreement for office space in Foster City, California.  As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $40,000 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount.

(3) D&O Insurance

In October 2002, the Company established a $280,247 certificate of deposit to serve as collateral for a letter of credit commitment related to its D&O insurance policy.  As the Company makes its monthly payments on policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to its operating account. As of March 31, 2003, the remaining balance was $179,780.

(g) Recent Accounting Pronouncements

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted the provisions of FAS 146 on January 1, 2003.  The adoption did not have a significant impact on the Company’s business, financial condition, results of operations or cash flow.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. See Note 5.

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

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and the applicable required disclosures have been made in these unaudited condensed consolidated financial statements. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee as allowed under FAS 123.  Had compensation expense for the Company’s stock option plan been determined based upon the fair value methodology under FAS 123, the Company’s net loss would have increased to these pro forma amounts:

	Three months ended March 31,
	2003	2002

Net loss, as reported	$(2,861,751)	$(6,529,413)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	78,536	106,005
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(173,083)	(558,031)
Pro forma net income	$(2,956,298)	$(6,981,439)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.17)
Pro forma	(0.08)	(0.19)

(h) Reclassification

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

(2) RESTRUCTURING AND IMPAIRMENT CHARGES

During 2002, the Company’s management approved plans to terminate the lease for the Redwood Shores office facility, close the Commerce Division, shut down the UK office, sign a partial lease termination agreement for the Bethesda office facility and close the PerformOne Network.  In conjunction with shutting down the UK office, the Company expects that the cost to terminate the UK office lease will consist of monthly rental through September 30, 2002 and forfeiture of the Company’s security deposit of approximately $102,000.  This is based on the Company’s best estimate, however, the landlord of the UK office facility has not responded to requests to enter into a termination agreement.  If the landlord of the UK office facility does not agree to a termination agreement, the Company could face a potential additional liability of approximately $364,000 for rental payments through September 2004.

As a result of the early termination of the Redwood Shores office lease and the partial lease termination agreement for the Bethesda facility, during 2002 the Company reversed the remaining balance of the restructuring reserves that were established in the fourth quarter of 2001 for the consolidation of excess space associated with the both of these facilities.

The following table shows the balance, as of March 31, 2003, of the accrued restructuring/impairment charges recorded in 2002.

	Total	Termination of facility leases	Employee severance and other benefit related costs	Disposal of tangible assets
Balance at December 31, 2002	717,079	750,563	11,108	(44,592)
Cash (payments)/receipts	(648,278)	(685,298)	(3,115)	40,135
Balance at March 31, 2003	$68,801	$65,265	$7,993	$(4,457	) (1)

(1)          Balance represents a receivable for tangible assets that are being sold.

(3) ACQUISITION

(a) ConsumerREVIEW.com

On December 4, 2002, the Company acquired substantially all of Consumer Review Inc.’s assets and certain of its liabilities through an Asset Purchase Agreement.  The cost of the acquisition was approximately $2.7 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $320,000 in acquisition related costs.  At closing, the Series B convertible preferred stock was placed into escrow.  If the Company experiences a change in control, as defined in the Asset Purchase Agreement, before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of the Company’s common stock and shall be released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined based upon the achievement of contractually defined revenue during the calculation period and will be adjusted pursuant to the schedule below.  The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement.

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

(b) BrightStreet.com

On December 3, 2001, the Company entered into an Asset Purchase Agreement with BrightStreet.com, Inc. (“BrightStreet.com”), whereby the Company acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of the Company’s common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock and approximately $369,000 in acquisition related costs.

In conjunction with the Asset Purchase Agreement, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If the Company makes such Payment by that date, the Company shall own all rights, title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents.  Until the Company takes formal title to the Patents, it may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payment by December 3, 2005, the Company shall retain a license to the Patents, but the license shall convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee. In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Assignment, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made.  Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Any transaction compensation payments will be accounted for as an addition to the purchase price when they are earned.  As of March 31, 2003, the Company has recorded approximately $34,000 related to the transaction compensation.

(4) SEGMENT INFORMATION

(a) Operating Segments

Starting in December 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: E-centives and ConsumerREVIEW.com. For the first quarter of 2003, E-centives includes the services of the Interactive Database Marketing System and the E-mail Marketing System, while ConsumerREVIEW.com includes the advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the segments of the Company as of and for the three months ended March 31, 2003 is set forth below based on the nature of the products and services offered. The Company’s chief operating decision maker evaluates performance based primarily on operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

	E-centives	ConsumerREVIEW.com	Segment Totals	Other Unallocated Amounts	Consolidated Total
Operating revenue	$1,001,972	$619,763	$1,621,735	$—	$1,621,735
Operating loss	(2,734,770)	(124,451)	(2,859,221)	—	(2,859,221)
Depreciation and amortization	673,149	199,100	872,249	—	872,249
Total Assets	2,642,311	2,880,015	5,522,326	2,302,891	7,825,217
Capital expenditures	3,819	4,497	8,316	—	8,316

The asset, other unallocated amounts, represents corporate assets that consist of cash and cash equivalents, restricted cash and deferred financing fees.

(b) Customers

For the quarter ended March 31, 2003, one of the Company’s Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $652,000 in revenue, or 40% of the quarter’s revenue, while it contributed $696,000, or 52%, of the Company’s revenue for the quarter ended March 31, 2002.  This customer’s original agreement expired in October 2002, and the customer subsequently renewed the agreement for an additional year.  This customer also represented 20% or approximately $121,000 of the $603,000 gross accounts receivable balance as of March 31, 2003.  The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

Another one of the Company’s Interactive Database Marketing System customers, Nestlé, contributed $275,000, or 17%, of the quarter ended March 31, 2003 revenue, while it contributed $63,000, or 5%, of the Company’s revenue for the quarter ended March 31, 2002.   Nestlé's renewal agreement expired in late March 2003, and as of the filing of this Quarterly Report on Form 10-Q, Nestlé has not signed another renewal agreement with us.

(5) GUARANTEES AND INDEMNIFICATIONS

The Company adopted FIN 45 effective December 31, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications the Company issues or modifies subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations during the first quarter of 2003.

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of March 31, 2003, the maximum guarantee on this property is approximately $702,000.  This sub-lease expires in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(6) LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of March 31, 2003, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2003, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”).  The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

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

(7) EQUITY OFFERINGS

(a) Warrants

On October 8, 2002, the Company’s board of directors authorized the issuance of 6,000,000 warrants (the “Warrants”) to four investors (the “Investors”) as consideration for a $20 million financing commitment (the “Financing Commitment”), which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002 (the “Commitment Letter”). In the Commitment Letter, Friedli Corporate Finance, a financial advisor to the Company, agreed to provide the Company with the Financing Commitment. The Warrants were issued to the Investors in January 2003 in connection with Friedli Corporate Finance agreeing to provide the Financing Commitment. The Warrants were issued to the Investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933. The Warrants entitle each Investor to purchase one share of the Company’s common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the Warrants, the exercise period will begin three months from January 6, 2003 and end on April 7, 2008 at 5:00 P.M. Eastern time. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $720,000 and was recorded as a deferred financing fee.  This deferred financing fee is being amortized, to interest expense, over the three-year life of the $6 million convertible promissory note, dated March 18, 2003, that was issued in relation to these Warrants.

(b) Series B Convertible Preferred Stock

During December 2002, the Company issued 400,000 shares of Series B convertible preferred stock as part of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc.

(c) Series A Convertible Preferred Stock

During March 2003, 10,000 shares of the Company’s Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 100,000 shares of the Company’s common stock.

(8) COMPREHENSIVE INCOME (LOSS)

The functional currency of the Company’s international operation was the local currency. Accordingly, all assets and liabilities of its U.K. subsidiary, which was closed during 2002, were translated using exchange rates in effect at the end of the period, and revenue and costs were translated using weighted average exchange rates for the period. The related translation adjustments were reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

	Three months ended March 31,
	2003	2002

Net loss	$(2,861,751)	$(6,529,413)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	780
Comprehensive loss	$(2,861,751)	$(6,528,633)

(9) RECENT DEVELOPMENTS

(a) Series A Convertible Preferred Stock

During April 2003, 92,500 shares of the Company’s Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 925,000 shares of the Company’s common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties.  While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control.  These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct.  A number of important factors, including those identified under the caption “Risk Factors” in our registration statement on Form S-1 (SEC File No. 333-64578), our registration statement on Form S-3 (SEC file No. 333-73900) and our reports on Forms 10-K and 10-Q filed with the SEC, which are all hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information.  Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.  These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

General

We provide interactive direct marketing technologies and services.  Businesses rely on our broad range of solutions to acquire and retain customers. We provide online marketing and commerce capabilities and solutions for companies across a range of industries. With our proprietary technology, we power acquisition and retention solutions for companies that do business with millions of Internet users every day.  Our current services include the Interactive Database Marketing System, the E-mail Marketing System, as well as advertising and e-commerce services that are provided through our ConsumerREVIEW.com division.

To date we have not been profitable, incurring net losses of $2.9 million for the three months ended March 31, 2003 and net losses of $17.1 million, $45.0 million and $29.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to manage our human and capital resources more efficiently.  In addition to the restructuring plans noted below, we have undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

•                  In 2001, we implemented restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. As a result, we recorded restructuring and impairment charges that consisted of costs related to the consolidation of excess facilities in our Bethesda, Maryland and Redwood Shores, California locations, severance and other employee benefit costs related to the termination of 63 employees, as well as a revaluation of the intangible assets associated with the Commerce Division.

•                  In 2002, we recorded a restructuring and impairment charge in association with the termination of our lease for the Redwood Shores facility, the closure of our Commerce Division, the closure of the operations of the United Kingdom subsidiary, the execution of a partial lease termination for one-half of the office space in Bethesda, Maryland and the closure of the PerformOne Network.

•                  During the three months ended March 31, 2003, we made payments totaling approximately $122,000, consisting of severance and other employee benefit costs, for the termination of 11 employees.

Our Products and Services

We launched our direct marketing services in November 1998 by delivering e-centives (promotions including such items as digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives) through our PerformOne Network (previously called Promotions Network).  While we were introducing our PerformOne Network between November 1998 and June 1999, we allowed marketers to use the system at no charge.  We then began generating revenue in the third quarter of 1999.  In conjunction with the acquisition of the Commerce Division, the Commerce Engine and Commerce Network began generating revenue in late March 2001.  In July 2001, we started producing revenue from our E-mail Marketing System. With the acquisition of the Promotions System from BrightStreet.com in December 2001, we began generating revenue by providing services from the Interactive Database Marketing System. During 2002, we decided to suspend offering our Commerce Division’s products and services, as well as the offerings of our PerformOne Network. With the acquisition of substantially all of the assets of Consumer

Review, Inc. in December 2002, we began generating revenue from advertising fees and e-commerce transaction fees from our ConsumerREVIEW.com division.

Currently, our principal products and services include the Interactive Database Marketing System, the E-mail Marketing System and advertising and e-commerce related services provided through our ConsumerREVIEW.com division.

Interactive Database Marketing System

With the acquisition of substantially all of BrightStreet.com’s assets in December 2001, we combined the acquired Promotion System with our E-mail Marketing System, our data warehousing system and our online reporting system, and began offering the services of our Interactive Database Marketing System.  This technology and infrastructure, which is primarily targeted at consumer packaged goods companies, allows companies to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and our patented coupon promotion system.  This system enables companies to acquire consumers, collect consumers’ brand preference and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, track individual usage of each coupon, as well as track and report every consumer interaction with the system.  For the quarters ended March 31, 2003 and 2002, we generated 59% and 56% of our revenue, respectively, from our Interactive Database Marketing System.  Approximately 69% and 92% of our Interactive Database Marketing System revenue for the periods ended March 31, 2003 and 2002, respectively, was generated from our contract with Reckitt Benckiser PLC.  In addition,  Nestlé represented approximately 29% and 8% of our Interactive Database Marketing System revenue for the periods ended March 31, 2003 and 2002, respectively.  Revenue relating to Nestlé for the quarter ended March 31, 2003 included the recognition of the remaining balance of a minimum commitment fee, which was approximately $237,000, due to the expiration of  Nestlé's renewal agreement at the end of such quarter.  As of the filing of this Quarterly Report on Form 10-Q,  Nestlé has not signed a subsequent renewal agreement with us.

E-mail Marketing System

Our E-mail Marketing System allows companies to build ongoing, personalized dialogs with their audiences by outsourcing their e-mail marketing needs to us.  It lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process.  This system consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and analytical services.  It is designed to help build an ongoing, personalized communication with the client’s intended audience and maximize effectiveness through segmentation and targeting.  For the quarters ended March 31, 2003 and 2002 we generated 3% and 7% of our revenue, respectively, from our E-mail Marketing System.

ConsumerREVIEW.com

Our ConsumerREVIEW.com division is a leading source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. Users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and shop online. Our ConsumerREVIEW.com division’s services primarily include advertising and e-commerce referrals. For the quarter ended March 31, 2003, we generated 38% of our revenue from ConsumerREVIEW.com, there was no associated revenue during the quarter ended March 31, 2002, as the division was acquired in early December 2002.

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

We have identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.  Such critical accounting policies are as follows:

•                  Revenue recognition

•                  Estimating valuation allowance for doubtful accounts

•                  Impairment of long-lived and amortizable intangible assets

•                  Restructuring charge

(a) Revenue Recognition

Revenue is generated by providing promotions marketing services, e-mail marketing services, advertising services and various other consulting services, as well as licensing our software products.  Our current products and services principally include the Interactive Database Marketing System, the E-mail Marketing System, and advertising and e-commerce services provided through our ConsumerREVIEW.com division. Although we stopped offering the services of the PerformOne Network and the Commerce Division during 2002, these systems represented 6% and 31%, respectively, of our revenue for the first quarter of 2002.

Interactive Database Marketing System:  For the quarters ended March 31, 2003 and 2002, the Interactive Database Marketing System represented 59% and 56%, respectively, of each quarters’ revenue.  Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to licensing fees are recognized ratably over the license period, one-time service fees for setting up the customer are recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided and the amount is determinable.  For agreements that also include a performance-based incentive fee component that is not finalized until the end of a period of time specified in the agreement, we recognize the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date.  This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period.  Our only client with a performance-based incentive fee had an original contract that expired in October 2002.  This agreement produced $56,000 of performance-based incentive fees during the quarter ended March 31, 2003 and no such revenue during the quarter ended March 31, 2002.  The client’s renewal agreement, which began in November 2002, also includes performance-based incentive fees that are estimated to be approximately $265,000, however the terms were not defined in the renewal agreement and are to be defined through an amendment to the agreement. Accordingly, no revenue related to this potential performance-based incentive fee has been recognized.

E-mail Marketing System:  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.  Revenue from our E-mail Marketing System represented 3% and 7%, respectively, of our quarters ended March 31, 2003 and 2002 revenue.

ConsumerREVIEW.com:  Revenue is predominantly generated through advertising and e-commerce fees.  Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. For on-line performance-based programs, we earn a contractually specified amount based on the number of users of our websites that respond to a commerce link by linking to a customer’s websites or the amount of sales generated by the users.  For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the period that the click occurs.  For affiliate-commissions programs, revenue is recognized when the commission is earned, which is in the period that the transaction occurs.  Our ConsumerREVIEW.com division represented 38% of our revenue for the quarter ended March 31, 2003.  There was no associated revenue during the quarter ended March 31, 2002, as we did not acquire the division until late December 2002.

For the quarter ended March 31, 2003, one of our Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $652,000 in revenue, or 40% of the quarter’s revenue, while it contributed $696,000, or 52%, of our revenue for the quarter ended March 31, 2002.  This customer’s original agreement expired in October 2002, and the customer subsequently renewed the agreement for an additional year.  This customer also represented 20% or approximately $121,000 of the $603,000 gross accounts receivable balance as of March 31, 2003.  We do not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.  Another one of our one of our Interactive Database Marketing System customers, Nestlé, contributed $275,000, or 17%, of the quarter ended March 31, 2003 revenue, while it contributed $63,000, or 5%, of the our revenue for the quarter ended March 31, 2002.   Nestlé's renewal agreement expired in late March 2003, and as of the filing of this Quarterly Report on Form 10-Q,  Nestlé has not signed another renewal agreement with us.

(b) Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, we recorded no bad debt expense for the quarter ended March 31, 2003.  As of March 31, 2003, our accounts receivable balance was approximately $553,000, net of allowance for doubtful accounts of approximately $50,000.  Although approximately 20% of the gross accounts receivable balance relates to one customer, we do not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

(c) Impairment of long-lived and amortizable intangible assets

We perform an on-going analysis of the recoverability of our long-lived and amortizable intangible assets and, for the three months ended March 31, 2003, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived and amortizable intangible assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment.  However, such impairment conditions considered are the ability to maintain financial performance objectives, access to new markets and customers, overall market conditions, as well as the value of new contracts.

Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we may determine that it is necessary to take additional material impairment charges in future periods, which could have a material adverse impact on our business, financial condition, results of operations and cash flow

(d) Estimation of Restructuring Accruals

During 2002, management approved plans to terminate the lease for the Redwood Shores facility, close the Commerce Division, terminate one-half of the Bethesda facility lease and stop offering the services of the PerformOne Network.  As a result, a restructuring/impairment charge of approximately $9.0 million was recorded to reflect these actions. As of March 31, 2003, the balance of the accrued restructuring/impairment charges recorded in 2002 was approximately $69,000.

The calculation of the 2002 restructuring accrual related to closure of the Commerce Division required us to make estimates concerning the liquidation of tangible assets and the expected costs of terminating the UK office lease.  The expected cost to terminate the UK office lease consists of monthly rental through September 30, 2002 and forfeiture of our security deposit of approximately $102,000.  This is based on our best estimate, however, the landlord of the UK office facility has not responded to our requests to enter into a termination agreement.  If the landlord of the UK office facility does not agree to a termination agreement, we could face a potential additional liability of approximately $364,000 for rental payments through September 2004.  If the actual results differ from our estimates, or as management’s best estimates change from quarter to quarter, based on the latest information, we will be required to adjust our restructuring accrual, including recording additional expenses.

The accounting standards regarding restructuring accruals changed on January 1, 2003, due to the adoption of FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  In July 2002, the FASB issued FAS 146, which requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. We adopted the provisions of FAS 146 on January 1, 2003.

Recently Enacted Accounting Pronouncements

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.   We adopted the provisions of FAS 146 on January 1, 2003 and we do not expect that the adoption of this accounting standard will have a material adverse effect on our business, financial condition, results of operations and cash flow.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flow. We have certain guarantees disclosable under FIN45:

•                  We guarantee the payment of sublease rentals to our Landlord on the property that we sublet. As of March 31, 2003, the maximum guarantee on this property is approximately $702,000.  This sub-lease expires in September 2005.

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

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee, and as allowed under FAS 123 and have made the applicable disclosures in Notes to the unaudited condensed consolidated financial statements as required by FAS 148.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended March 31, 2003 and 2002.

Revenue.  The first quarter 2003 revenue of $1,622,000, of which 40% was attributable to one customer, reflected a $279,000 increase over the $1,343,000 for the three months ended March 31, 2002.  The majority of the increase can be attributable to the ConsumerREVIEW.com division, which was acquired in December 2002 and contributed $620,000 in revenue for the three months ended March 31, 2003.  However, this increase in revenue was partially offset by the decrease in revenue of $414,000 and $75,000 resulting from the closure of the Commerce Division and the PerformOne Network, respectively, during 2002.

Our Interactive Database Marketing System contributed $952,000 in revenue during the three months ended March 31, 2003, an increase of $193,000 over the same period last year.  This increase is attributable to additional customers purchasing the Interactive Database Marketing System services, which included the recognition of the remaining balance of a minimum commitment fee, of $237,000, for an agreement that expired at the end of the quarter.

We will continue to focus on increasing the revenue generated from our Interactive Database Marketing System, our ConsumerREVIEW.com division and our Outsourced e-mail Marketing System.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. Cost of revenue decreased by $982,000 to $769,000 for the three months ended March 31, 2003 when compared to $1,751,000 for the three months ended March 31, 2002.

Approximately $641,000 of the decrease was from lower depreciation caused by the write-off of assets associated with our 2002 restructuring plan to suspend the offering of our Commerce related products.  This restructuring plan also contributed to lower personnel related expenses of approximately $104,000.

Although the addition of the ConsumerREVIEW.com division in December 2002 added approximately $189,000 in cost of revenue related expenses, this was more than offset by lower network and hosting charges resulting from the closure of the Commerce Division and the PerformOne Network and the consolidation of services.

Product Development.  Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department.  We expense product development costs as incurred.  Product development expenses decreased by $555,000 to $812,000 for the three months ended March 31, 2003, compared to $1,367,000 for the three months ended March 31, 2002.  This decrease was primarily attributable to the reduction in product development personnel resulting from our 2002 plans to stop offering the services of our Commerce Division and our PerformOne Network, as well as other organizational efficiency initiatives.

General and Administrative.  General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives.  In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization.  General and administrative expenses decreased by $1,530,000 to $2,101,000 for the three months ended March 31, 2003, compared to $3,631,000 for the three months ended March 31, 2002.  Depreciation and amortization were lower by $428,000 due to net effect of the write-off of tangible and intangible assets associated with the closure of the Commerce Division and the additional amounts related to the ConsumerREVIEW.com division.  The closure of the Commerce Division also attributed an additional $493,000 to the decrease due to the reduction of other general and administrative expenses, such as personnel related expenses. In addition, approximately $348,000 of the decrease was due to lower rent associated with the termination of the Redwood Shores, California facility lease and the partial termination of the Bethesda, Maryland facility lease.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures.  Sales and marketing expenses decreased by $406,000 to $720,000 for the three months ended March 31, 2003, compared to $1,126,000 for the three months ended March 31, 2002.  As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced advertising and promotional expenditures and will continue to evaluate our marketing needs in the future.  Such efforts resulted in a decrease in advertising expenditures of approximately $50,000.  In addition, the reduction in the number of sales and marketing personnel (a reduction of 13 personnel when comparing the staff at March 31, 2003 to March 31, 2002) associated with the reduction in product offering and our cost-cutting efforts contributed to lower costs of approximately $355,000.

Stock-based Compensation.  Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.  Stock-based compensation expense was $79,000 for the three months ended March 31, 2003, compared to a $106,000 for the three months ended March 31, 2002.  The variability of this expense was the result of more options, for employees who had not fully vested due to termination of employment, being cancelled in 2002 than in 2003.

This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the three months ended March 31, 2003 than the corresponding period in 2002.

Interest income.  Interest income for 2003 consisted only of income on our cash balances, while interest income for 2002 also included interest from our promissory notes.  Interest income decreased by $123,000 to $7,000 for the three months ended March 31, 2003, compared to $130,000 for the three months ended March 31, 2002.

Net loss.  Net loss of $2,862,000 for the three months ended March 31, 2003 was an improvement of $3,667,000 when compared to $6,529,000 for the three months ended March 31, 2002.  As described above, revenue increased by $279,000 and operating costs were lower by $3,502,000.  The lower operating costs can be primarily attributable to the closure of the Commerce Division and the PerformOne Network during 2002, as well as other organizational efficiency initiatives.

Liquidity and Capital Resources

Since our inception through December 31, 2000, we have funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX Swiss Exchange.  Through these financing activities, we raised net proceeds of approximately $82.5 million. In late 2001, we consummated our rights offering in which we received approximately $12.6 million in net proceeds during 2001.  The remaining net proceeds, of $9.6 million, associated with promissory notes delivered as part of the rights offering purchase price consideration was received during the second quarter of 2002.

On March 31, 2003, we held $1.3 million in cash and cash equivalents.  In addition, we had restricted cash of $290,000 in the form of three certificates of deposit.  Two of the certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices. The third certificate of deposit serves as collateral for a letter of credit commitment related to our D&O insurance policy.  As we make our monthly payments on this policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to our operating account.

Cash used in operating activities for the three months ended March 31, 2003 was $1.4 million, an improvement of $2.7 million over the $4.1 million for the three months ended March 31, 2002.  Net cash flows used in operating activities for both periods primarily reflect our net losses for the period.

Investing activities for the three months ended March 31, 2003 and March 31, 2002 provided $414,000 and $74,000, respectively, in cash.  Cash provided by investing activities for the three months ended March 31, 2003 included the reduction in restricted cash of $455,000 offset by $34,000 transaction compensation related to BrightStreet.com’s patents, as well as $8,000 used to purchase property and equipment.   Cash provided by investing activities for 2002 included $137,000 in cash receipts related to receivables acquired as part of the BrightStreet.com acquisition, offset by $55,000 used to purchase property and equipment.

For the three months ended March 31, 2003, the net cash used in financing activities of $58,000 represented payments under capital lease obligations.  The net cash used in financing activities of $87,000, for the three months ended March 31, 2002, represented $36,000 in rights offering related expense and $51,000 in payments under capital lease obligations.

We believe that our existing cash resources, along with our available line of credit of up to $6 million, structured in the form of a three-year convertible promissory note that was issued in March 2003, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2004.   Should future revenue be insufficient to cover our operating costs, we will need to secure additional funds to ensure future viability.  We may need to raise additional funds sooner to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business. To the extent that our existing funds are not sufficient to enable us to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance has provided a written commitment to provide us with a capital infusion of up to an additional $14 million for continued operations and future business expansion purposes.  However, no formal terms and conditions have been agreed upon for the additional $14 million. Based on our current operating plans, we do not believe that we will require the full capital commitment of Friedli Corporate Finance to fund continued operations through the second quarter of 2004.

RECENT DEVELOPMENTS

Series A Convertible Preferred Stock

During April 2003, 92,500 shares of our Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 925,000 shares of our common stock.

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

(b) Foreign Rate Sensitivity

We primarily operate in the United States; although during 2001 we expanded our operations to include a sales office in London, United Kingdom. However, in conjunction with closing our Commerce Division during 2002, we closed our office in London. As a result of this sales office, we were exposed to foreign currency rate fluctuations by having sales in foreign currencies. However, we have recorded insignificant sales in foreign currencies.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about February 6, 2003, Marketex Storage Systems, Inc. filed suit against us in California Superior Court, County of Santa Clara alleging that $53,514 plus interest, attorney’s fees and costs is due to them.  Their claims are based on different breach of contract and related theories for various maintenance and support services.  The parties have now settled this dispute and entered into a formal settlement agreement whereby we have agreed to pay a total of $53,514 in equal installments over nine months until December 1, 2003.  Upon our final payment, the agreement provides for a full release of claims against us.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2003, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings"). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Series A Convertible Preferred Stock

During March 2003 and April 2003, 10,000 and 92,500 shares, respectively, of our Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 100,000 and 925,000 shares, respectively, of our common stock.

Series B Convertible Preferred Stock

In December 2002, in connection with our purchase of substantially all of the assets of Consumer Review, Inc., we issued into escrow 400,000 shares of our Series B convertible preferred stock as part of the consideration for the acquisition.  If we experience a change in control before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of our common stock and released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined, based upon the achievement of contractually defined revenue during the calculation period, and will be convertible pursuant to the table in Item 2 on page 14.  It is our current intention to register the Series B convertible preferred stock within fifteen months of the closing.  The Series B convertible preferred stock was issued to debentureholders of Consumer Review, Inc. pursuant to Regulation D and Regulation S promulgated under the Securities Act of 1933.

Warrants

On October 8, 2002, the board of directors approved the issuance of 6,000,000 warrants (the “Warrants”) to four investors (the “Investors”) as consideration for a $20 million financing commitment (the “Financing Commitment”), which was memorialized in a letter to us, by Friedli Corporate Finance, dated September 12, 2002 (the “Commitment Letter”). In the Commitment Letter, Friedli Corporate Finance, a financial advisor to us, agreed to provide us with the Financing Commitment. The Warrants were issued to the Investors in connection with Friedli Corporate Finance agreeing to provide the Financing Commitment. The Warrants were issued to the Investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933.

The Warrants entitle each Investor to purchase one share of our common stock, $0.01 par value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the Warrants, the exercise period will begin three months from January 6, 2003 and end on April 7, 2008 at 5:00 P.M. Eastern time.

Options

During the three months ended March 31, 2003, we granted options to purchase a total of 10,000 shares of common stock under the amended and restated Stock Option and Incentive Plan to certain of our employees.  During that period, no options were exercised to purchase shares of common stock, and options to purchase 53,500 shares of common stock were forfeited by employees leaving the company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

10.14 (1)	Convertible Promissory Note, dated March 18, 2003, by E-centives, Inc. to the order of Friedli Corporate Finance, Inc. and/or InVenture, Inc.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (Registration No. 000-31559)

(b) Reports on Form 8-K

On January 16, 2003 we filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K that was filed on November 27, 2002, which reported that we had modified the exercise period for the 6,000,000 warrants issued as consideration for a $20 million financing commitment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of May, 2003.

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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003
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

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003
	By:	/s/ David A. Samuels
David A. Samuels
Chief Financial Officer