Form 10-Q
period 2003-06-30
E CENTIVES INC
filed 2003-08-11
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 38,609,284 shares of the registrant’s common stock outstanding.

E-CENTIVES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,894	$2,317,354
Accounts receivable, net of allowance for doubtful accounts of $44,131 and $75,108 at June 30, 2003 and December 31, 2002, respectively	1,958,912	2,973,129
Other receivables	10,577	140,169
Prepaid expenses	173,580	297,888
Restricted cash	64,650	635,049
Other	—	16,203
Total current assets	2,335,613	6,379,792
Property and equipment, net	1,356,712	2,281,155
Other intangible assets, net	2,552,710	3,185,213
Restricted cash	110,000	110,000
Deferred financing fee	660,000	720,000
Other assets	—	14,790
Total assets	$7,015,035	$12,690,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,775,347	$1,957,590
Accrued expenses	876,704	1,254,773
Accrued restructuring costs	77,276	717,079
Deferred revenue	937,322	1,095,613
Current portion of capital leases	249,049	224,914
Other liabilities	116,070	90,552
Total current liabilities	4,031,768	5,340,521
Capital leases, net of current portion	126,530	245,614
Long-term debt	963,759	—
Total liabilities	5,122,057	5,586,135
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock (voting), $.01 par value, 9,600,000 shares of preferred stock authorized, 1,897,500 and 2,500,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively.	18,975	20,000
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares of preferred stock authorized, issued, and outstanding at June 30, 2003 and December 31, 2002.	4,000	4,000
Common stock, $.01 par value, 120,000,000 shares authorized 38,374,284 and 37,349,284 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively.	383,743	373,493
Additional paid-in capital	123,568,093	123,452,566
Accumulated other comprehensive gain	3,386	3,386
Accumulated deficit	(122,085,219)	(116,748,630)
Total stockholders’ equity	1,892,978	7,104,815
Total liabilities and stockholders’ equity	$7,015,035	$12,690,950

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Revenue	$1,380,657	$1,919,718	$3,002,392	$3,262,856
Operating expenses:
Cost of revenue	773,134	2,243,401	1,542,031	3,994,696
Product development, exclusive of stock-based compensation	673,085	1,156,882	1,485,198	2,523,705
General and administrative, exclusive of stock-based compensation	1,676,684	3,076,329	3,777,923	6,707,618
Sales and marketing, exclusive of stock-based compensation	605,181	1,297,244	1,325,352	2,423,500
Network partner fees	—	818	—	2,214
Restructuring and impairment charges	—	1,309,749	—	1,309,749
Stock-based compensation:
Product development	11,404	16,231	23,976	40,377
General and administrative	1,473	29,728	30,810	49,471
Sales and marketing	33,341	49,429	69,968	111,545
Loss from operations	(2,393,645)	(7,260,093)	(5,252,866)	(13,900,019)
Interest expense	(82,597)	(9,287)	(92,422)	(19,542)
Interest income	1,404	117,194	8,699	246,819
Loss before income taxes	(2,474,838)	(7,152,186)	(5,336,589)	(13,672,742)
Income taxes	—	(10,203)	—	(19,060)
Net loss applicable to common stockholders	$(2,474,838)	$(7,162,389)	$(5,336,589)	$(13,691,802)

Basic and diluted net loss per common share	$(0.06)	$(0.19)	$(0.14)	$(0.36)
Shares used to compute basic and diluted net loss per common share	38,221,811	37,732,039	37,802,323	37,732,026

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net loss	$(5,336,589)	$(13,691,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,610,517	3,620,669
Stock-based compensation	124,753	201,393
Provision for doubtful accounts	20,981	35,263
Restructuring charge	—	302,466
Foreign currency loss on notes receivable	—	258,230
(Increase) decrease in:
Accounts receivable	993,236	1,503,730
Prepaid expenses and other current assets	200,511	(193,722)
Other receivable	129,592	457,005
Increase (decrease) in:
Accounts payable	(182,243)	(325,837)
Deferred revenue	(158,291)	(1,235,544)
Accrued expenses and other liabilities	(954,808)	(1,364,141)
Net cash used in operating activities	(3,552,341)	(10,432,290)
Cash flows from investing activities:
Sale of long-term investments	—	1,007,282
Decrease in restricted cash	570,399	—
Acquisition of property and equipment	(10,546)	(296,642)
Decrease (increase) in security deposits	14,790	(27,641)
Purchase of intangible asset	(43,025)	—
Acquisition of BrightStreet.com	—	(34,254)
Net cash provided by investing activities	531,618	648,745
Cash flows from financing activities:
Payments on obligations under capital lease	(118,737)	(102,143)
Proceeds from issuance of debt	950,000	—
Net proceeds from rights offering		(27,855)
Proceeds from notes receivable	—	10,318,953
Exercise of stock options	—	105
Net cash provided by financing activities	831,263	10,189,060
Net (decrease) increase in cash and cash equivalents	(2,189,460)	405,515
Cash and cash equivalents, beginning of period	2,317,354	8,902,259
Cash and cash equivalents, end of period	$127,894	$9,307,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,663	$19,542

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

E-centives provides interactive direct marketing technologies and services for global marketers.  The Company offers a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences.  The Company’s current principal products are the Interactive Database Marketing System, the E-mail Marketing System and advertising and e-commerce related services provided through its ConsumerREVIEW.com division.

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

One of the Company’s Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed 49% and 44%, respectively, of the Company’s revenue for the three and six month periods ended June 30, 2003, while it contributed 36% and 43%, respectively, of the Company’s revenue for the three and six month periods ended June 30, 2002.  This customer’s initial contract expired in October 2002, and the customer subsequently renewed the agreement for an additional year.  Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company’s management believes that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the second quarter of 2004.  This is based on the current remaining available line of credit of up to $4 million, structured in the form of a three-year convertible promissory note that was issued during the first quarter of 2003.  Should future revenue be insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to ensure future viability.  The Company may need to raise additional funds sooner than anticipated to fund its future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that the Company’s existing funds and funds from the convertible promissory note are not sufficient to enable the Company to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance provided a written commitment to provide the Company with a capital infusion of up to $20 million, of which $6 million was the recent convertible promissory note. However, no formal terms and conditions have been agreed upon, other than the terms of the $6 million convertible promissory note. Based on the Company’s current operating plans, the Company does not believe that it will require the full capital commitment of Friedli Corporate Finance to fund continued operations through profitability.  The Company currently believes that it will only require use of no more than $4 million of the capital commitment of Friedli Corporate Finance for the twelve month period subsequent to the second quarter of 2003.

(b) Basis of Presentation

These unaudited Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-K.  Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-K for fiscal year 2002.

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002.

The results of operations for the interim periods presented may not be comparable due to the December 2002 acquisition of the ConsumerREVIEW.com division and the closing of the Commerce Division and the PerformOne Network during 2002.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(c) Revenue Recognition

Revenue is generated by providing promotions marketing services, e-mail marketing services and various other consulting services, as well as licensing the Company’s software products.  The Company’s current products are principally the Interactive Database Marketing System and the E-mail Marketing System, as well as advertising and e-commerce services provided through the ConsumerREVIEW.com division. Although the Company eliminated the offerings of the PerformOne Network, the Commerce Engine and the Commerce Network during 2002, these products contributed revenue during the three and six month periods ending June 30, 2002.

The Company’s Interactive Database Marketing System, which represented 50% and 55%, respectively, of the Company’s revenue for the three and six month periods ended June 30, 2003, is a solution targeted at consumer packaged goods companies that allows businesses to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and a patented coupon promotion system.  It is primarily the combination of the Company’s Promotions System, which was acquired when we acquired the assets of BrightStreet.com in December 2001, and E-mail Marketing System. Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy services, creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer are recognized ratably over the expected term of the customer relationship and all other revenue, other than performance-based incentive fees, is recognized when the service is provided.  For agreements that include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date.  This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period.  The Company’s only client with a performance-based incentive fee had an original contract that expired in October 2002.  Although this agreement expired prior to the beginning of the three and six month periods ended June 30, 2003, this agreement produced $40,150 and $96,000, respectively, of performance-based incentive fees due to the fact that a portion of the underlying data used to determine the fees was not determinable and available until subsequent to the contract end date.  No performance-based fees were recognized during the three and six month periods ended June 30, 2002 due to the fact that the underlying data used to determine the fees was not yet validated.  The client’s renewal agreement, which began in November 2002, also includes performance-based incentive fees that are estimated to be approximately $265,000; however, the terms were not defined in the renewal agreement and are to be defined through an amendment to the agreement prior to the expiration of the renewal agreement. Accordingly, no revenue related to this potential performance-based incentive fee has been recognized.

The Company’s E-mail Marketing System, which represented 2% and 3%, respectively, of the Company’s revenue for the three and six month periods ended June 30, 2003, allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure.  Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services.  Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

The ConsumerREVIEW.com division, which was acquired in December 2002, manages web communities around common product interests.  The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through advertising and e-commerce fees.  Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. For on-line performance-based programs, the Company earns a contractually specified amount based on the number of users of the Company’s websites that respond to a commerce link by linking to a customer’s websites (“lead referral”) or the amount of sales generated by the users (“affiliate commissions”).  For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized when the click occurs.  For affiliate commissions programs, revenue is recognized when the commission is earned, which is when the transaction occurs.  ConsumerREVIEW.com represented 47% and 42%, respectively, of the company’s total revenue for the three and six month periods ended June 30, 2003.

For the three and six month periods ended June 30, 2003, one of the Company’s Interactive Database Marketing System customers contributed $678,000 and $1,330,000, respectively, in revenue, or 49% and 44%, respectively, of the Company’s revenue.  This customer’s original agreement expired in October 2002; however, the customer subsequently renewed the agreement for an additional year.  This customer also represented 75%, or approximately $1,470,000, of the $1,959,000 net accounts receivable balance as of June 30, 2003.  The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness, and that as of the date of this report, $1,322,000 of the accounts receivable balance was received.

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

(f) Restricted Cash

Bethesda, Maryland Office

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years.  In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit.  The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year.  However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permits a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement.  Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000, therefore the letter of credit and the associated certificate of deposit was also reduced to that amount.  As of June 30, 2003, the balance was $70,000, due to the March 2003 draw of $309,579 and the transfer of $70,000 to the landlord as partial payment for March 2003 rent.

Foster City, California Office

In November 2002, the Company entered into a two-year sublease agreement for office space in Foster City, California.  As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $40,000 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount.

D&O Insurance

In October 2002, the Company established a $280,247 certificate of deposit to serve as collateral for a letter of credit commitment related to its D&O insurance policy.  As the Company makes its monthly payments on the policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to its operating account. Due to a renegotiation of the D&O policy, the Company’s rates were reduced and the required letter of credit was reduced.  As a result, in June 2003, an additional $39,000 was transferred out of the certificate of deposit that serves as collateral for the letter of credit commitment.  At June 30, 2003, the remaining balance of the letter of credit was $64,650.

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. See Note 6.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(2,474,838)	$(7,162,389)	$(5,336,589)	$(13,691,802)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	46,218	95,388	124,754	201,393
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(136,200)	(418,304)	(309,220)	(976,177)
Pro forma net income	$(2,564,820)	$(7,485,305)	$(5,521,055)	$(14,466,586)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.19)	$(0.14)	$(0.36)
Pro forma	(0.07)	(0.20)	(0.15)	(0.38)

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of FAS 150 are required to be recorded as liabilities, or assets in certain circumstances, which may require reclassification of amounts previously reported in equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption.  There was no impact on the Company related to FAS 150 as of June 30, 2003, and the Company is currently assessing the impact of the adoption of this statement on future periods.

(h) Reclassification

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

(2) RESTRUCTURING AND IMPAIRMENT CHARGES

During 2002, the Company’s management approved plans to terminate the lease for the Redwood Shores office facility, close the Commerce Division, shut down the UK office, sign a partial lease termination agreement for the Bethesda office facility and close the PerformOne Network.  In conjunction with shutting down the UK office, the Company expects that the cost to terminate the UK office lease will consist of monthly rental through September 30, 2002 and forfeiture of the Company’s security deposit of approximately $102,000.  This is based on the Company’s best estimate, however, the landlord of the UK office facility has not responded to requests to enter into a termination agreement.  If the landlord of the UK office facility does not agree to a termination agreement, the Company could face a potential additional liability of approximately $364,000 for rental payments through September 2004.  The UK subsidiary is signing party to the UK lease and there are no parent guarantees.

The following table shows the balance, as of June 30, 2003, of the accrued restructuring/impairment charges recorded in 2002.

	Total	Termination of facility leases	Employee severance and other benefit related costs	Disposal of tangible assets
Balance at December 31, 2002	717,079	750,563	11,108	(44,592)
Cash (payments)/receipts	(639,803)	(685,298)	(3,115)	48,610
Balance at June 30, 2003	$77,276	$65,265	$7,993	$4,018

(3) CONVERTIBLE PROMISSORY NOTES

In March 2003, the Company executed convertible promissory notes in favor of Friedli Corporate Finance, a financial consultant and investor relations advisor to the Company, and InVenture, Inc., a stockholder of the Company, for an aggregate sum of up to $6 million.  The Company may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes.  As of June 30, 2003, the Company has not drawn down on the note.  The terms of each of the notes include, among other things:

•                  an 8% interest rate;

•                  a maturity date three years from the date of issuance;

•                  a conversion feature, which provides that under certain circumstances each note will automatically convert to the Company’s common stock;

•                  a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•                  a security interest in substantially all of the Company’s assets.

Subsequent to the issuance of the promissory notes in March 2003, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the $6 million convertible promissory note that the Company issued to Friedli Corporate Finance and InVenture, Inc. in March 2003. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory note of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under Friedli Corporate Finance’s and InVenture, Inc.’s initial $6 million commitment. The five convertible promissory notes that the Company issued in May and June of 2003 (as noted below) are the initial steps of the syndication process.

During May and June of 2003, the Company received an aggregate of $950,000 in connection with the issuance of five convertible promissory notes to third parties. The terms of each of the promissory notes are substantially similar to the promissory notes issued in March 2003, as noted above.  The Company intends to use the $950,000 for working capital and general corporate purposes.

(4) ACQUISITION

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

Revenues during the Calculation Period	Conversion Rate
Less than $1,000,000	4 to 1
More than $1,000,000, but less than $2,000,000	6 to 1
More than $2,000,000, but less than $3,000,000	8 to 1
More than $3,000,000, but less than $4,000,000	10 to 1
More than $4,000,000, but less than $6,000,000	12 to 1
$ 6,000,000 or more	14 to 1

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

(b) BrightStreet.com

On December 3, 2001, the Company entered into an Asset Purchase Agreement with BrightStreet.com, Inc. (“BrightStreet.com”), whereby the Company acquired substantially all of BrightStreet.com’s assets and certain of its liabilities.  The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of the Company’s common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock and approximately $369,000 in acquisition related costs. The performance-based warrant was exercisable, in whole or in part, from June 4, 2003 to December 3, 2005 based upon the achievement of certain performance targets; however, the performance targets were not met and the warrant was therefore not earned.

In conjunction with the Asset Purchase Agreement, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com.  Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).  If the Company makes such Payment by that date, the Company shall own all rights, title and interest in and to the Patents, subject to the Pre-existing Rights.  Until such Payment is made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents.  Until the Company takes formal title to the Patents, it may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payment by December 3, 2005, the Company shall retain a license to the Patents, but the license shall convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee. In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties.  If the total transaction compensation paid, as defined by the Assignment, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made.  Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Any transaction compensation payments will be accounted for as an addition to the purchase price when they are earned.  As of June 30, 2003, the Company has recorded approximately $43,000 related to the transaction compensation.

(5) SEGMENT INFORMATION

(a) Operating Segments

Starting in December 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: E-centives and ConsumerREVIEW.com. For the three and six months ended June 30, 2003, E-centives includes the services of the Interactive Database Marketing System and the E-mail Marketing System, while ConsumerREVIEW.com includes the advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the segments of the Company as of and for the three months ended June 30, 2003 and for the six months ended June 30, 2003 is set forth below based on the nature of the products and services offered. The Company’s chief operating decision maker evaluates performance based primarily on operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The asset, other unallocated amounts, represents corporate assets that consist of cash and cash equivalents, restricted cash and deferred financing fees.

	E-centives	Consumer REVIEW.com	Segment Totals	Other Unallocated Amounts	Consolidated Total
As of and for the three months ended June 30, 2003:
Operating revenue	$730,480	$650,177	$1,380,657	$—	$1,380,657
Operating loss	(2.237,217)	(156,428)	(2,393,645)	—	(2,393,645)
Depreciation and amortization	539,043	199,225	738,268	—	738,268
Capital expenditures	2,230	—	2,230	—	2,230
Total Assets	3,980,191	2,072,300	6,052,491	962,544	7,015,035

For the six months ended June 30, 2003:
Operating revenue	$1,732,452	$1,269,940	$3,002,392	$—	3.002,392
Operating loss	(4,971,988)	(280,878)	(5,252,866)	—	(5,252,866)
Depreciation and amortization	1,212,191	398,326	1,610,517	—	1,610,517
Capital expenditure	6,049	4,497	10,546	—	10,546

(b) Customers

For the three and six month periods ended June 30, 2003, one of the Company’s Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $678,000 and $1,330,000, respectively, in revenue, or 49% and 44%, respectively, of the Company’s revenue.  This customer’s original agreement expired in October 2002; however, the customer subsequently renewed the agreement for an additional year.  This customer also represented 75%, or approximately $1,470,000, of the $1,959,000 net accounts receivable balance as of June 30, 2003.  The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness, and that as of the date of this report, $1,322,000 of the accounts receivable balance was received.

No other customer represented 10% or more of the Company’s revenue for the three and six month periods ended June 30, 2003.

(6) GUARANTEES AND INDEMNIFICATIONS

The Company adopted FIN 45 effective December 31, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications the Company issues or modifies subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of June 30, 2003, the maximum guarantee on this property is approximately $634,000.  This sub-lease expires in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(7) LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of June 30, 2003, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the six months ended June 30, 2003, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”).  The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

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

•                  Up to $450,000 if and to the extent the coolsavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party.  This component of the settlement arrangement has not been accrued for because, in the opinion of management, the possibility of the Company having to make this payment continues to remain remote.

(8) EQUITY OFFERINGS

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

(c) Series A Convertible Preferred Stock

During the six months ended June 30, 2003, 102,500 shares of the Company’s Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 1,025,000 shares of the Company’s common stock.

(9) COMPREHENSIVE INCOME (LOSS)

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss	$(2,474,838)	$(7,162,389)	$(5,336,589)	$(13,691,802)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	20,839	—	21,619
Comprehensive loss	$(2,474,838)	$(7,141,550)	$(5,336,589)	$(13,670,183)

(10) RECENT DEVELOPMENTS

(a) Convertible Promissory Notes

As part of the syndication process, as discussed in Note 3, during July 2003, the Company issued a convertible promissory note to InVenture, Inc., a stockholder of the Company, in the principal amount of $1,000,000. The terms of the note include, among other things:

•                  an 8% interest rate;

•                  a maturity date three years from the date of issuance;

•                  a conversion feature, which provides that under certain circumstances the note will automatically convert to the Company’s common stock;

•                  a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the dates the notes were issued (with a maximum of 30%); and

•                  a security interest in substantially all of the Company’s assets.

(b) Series A Convertible Preferred Stock

During July 2003, 23,500 shares of the Company’s Series A convertible preferred stock that were issued in conjunction with the October 2001 rights offering were converted into 235,000 shares of the Company’s common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-Q include forward-looking statements that involve risks or uncertainties.  While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control.  These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct.  A number of important factors, including those identified under the caption “Risk Factors” in our registration statement on Form S-1 (SEC File No. 333-64578), our registration statement on Form S-3 (SEC file No. 333-73900), our registration statement on Form S-3 (SEC File No. 333-106726) and our reports on Forms 10-K and 10-Q filed with the SEC, which are all hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information.  Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.  These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

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

To date we have not been profitable, incurring net losses of $5.3 million for the six months ended June 30, 2003 and net losses of $17.1 million, $45.0 million and $29.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to manage our human and capital resources more efficiently.  In addition to the restructuring plans noted below, we have undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

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

•                  During the six months ended June 30, 2003, we eliminated 14 positions, incurring expenses of approximately $97,000, consisting of severance and other employee benefit costs.

Beginning in December 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., we have two reportable operating segments: E-centives and ConsumerREVIEW.com.  For the three and six months ended June 30, 2003, E-centives includes the services of the Interactive Database Marketing System and the E-mail Marketing System, while ConsumerREVIEW.com includes the advertising and e-commerce services that are provided through its network of web communities.

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

Interactive Database Marketing System

With the acquisition of substantially all of BrightStreet.com’s assets in December 2001, we combined the acquired Promotion System,  our E-mail Marketing System, our data warehousing system and our online reporting system, and began offering the services of our Interactive Database Marketing System.  This technology and infrastructure, which is primarily targeted at consumer packaged goods companies, allows companies to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and our patented coupon promotion system.  This system enables companies to acquire consumers, collect consumers’ brand preference and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, track individual usage of each coupon, as well as track and report every consumer interaction with the system. For the three and six months ended June 30, 2003, we generated 50% and 55%, respectively, of our revenue from our Interactive Database Marketing System, while for the three and six months ended June 30, 2002 our Interactive Database Marketing System generated 38% and 46%, respectively, of our revenue.  Approximately 81% and 93% of our aggregate Interactive Database Marketing System revenue for the six month periods ended June 30, 2003 and 2002, respectively, was generated from our contract with Reckitt Benckiser PLC.

E-mail Marketing System

Our E-mail Marketing System allows companies to build ongoing, personalized dialogs with their audiences by outsourcing their e-mail marketing needs to us.  It lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process.  This system consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and analytical services.  It is designed to help build an ongoing, personalized communication with the client’s intended audience and maximize effectiveness through segmentation and targeting.  For the quarters ended June 30, 2003 and 2002 we generated 2% and 7%, respectively, of our revenue from our E-mail Marketing System, and for the six months ended June 30, 2003 and 2002 our E-mail Marketing System represented 3% and 7%, respectively, of our revenue.

CONSUMERREVIEW.COM

Our ConsumerREVIEW.com division is a leading source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. Users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and shop online. Our ConsumerREVIEW.com division’s services primarily include advertising and e-commerce referrals. For the three and six months ended June 30, 2003, we generated 47% and 42%, respectively, of our revenue from ConsumerREVIEW.com. There was no associated revenue during the three and six months ended June 30, 2002, as the division was acquired in early December 2002.

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

Agreement.

Revenues during the Calculation Period	Conversion Rate
Less than $1,000,000	4 to 1
More than $1,000,000, but less than $2,000,000	6 to 1
More than $2,000,000, but less than $3,000,000	8 to 1
More than $3,000,000, but less than $4,000,000	10 to 1
More than $4,000,000, but less than $6,000,000	12 to 1
$ 6,000,000 or more	14 to 1

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

Critical Accounting Policies

Our significant accounting policies are described fully in Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2002.  We consider a number of accounting policies to be critical to the understanding of our results of operations.  These accounting policies relate to revenue recognition, estimating the allowance for doubtful accounts, impairment of long-lived and amortizable intangible assets, and restructuring charges. These policies are discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our annual report on Form 10-K for the fiscal year ended December 31, 2002.  The impact of any associated risks related to these policies on our business operations is discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flow. We have certain guarantees disclosable under FIN45:

•                  We guarantee the payment of sublease rentals to our Landlord on the property that we sublet. As of June 30, 2003, the maximum guarantee on this property is approximately $634,000.  This sub-lease expires in September 2005.

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

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of FAS 150 are required to be recorded as liabilities, or assets in certain circumstances, which may require reclassification of amounts previously reported in equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption.  There was no impact related to FAS 150 as of June 30, 2003, and we are currently assessing the impact of the adoption of this statement on future periods.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended June 30, 2003 and 2002.

Revenue.  The second quarter 2003 revenue of $1,381,000, of which 49% was attributable to one customer, reflects a $539,000 decrease over the $1,920,000 for the three months ended June 30, 2002.  The ConsumerREVIEW.com division, which was acquired in December 2002, contributed $650,000 in revenue for the three months ended June 30, 2003.  However, the 2002 closures of the Commerce Division and the PerformOne Network more than offset the new revenue from the ConsumerREVIEW.com division.  For the quarter ended June 30, 2002, the Commerce Division and the PerformOne Network contributed $891,000 (of which approximately $500,000 was related to the accelerated revenue recognition for the early termination of a large customer agreement) and $150,000, respectively.

Our Interactive Database Marketing System contributed $693,000 in revenue during the three months ended June 30, 2003, a decrease of $46,000 over the same period last year, while our E-mail Marketing System generated $32,000, a decrease of $107,000 over the same period last year.  The decreased in revenue for our E-mail Marketing System is due to contracts that were in place during 2002 that were not renewed for 2003.

We will continue to focus on increasing the revenue generated from our Interactive Database Marketing System, our ConsumerREVIEW.com division and our E-mail Marketing System.  While we expect total revenue to increase, we anticipate larger increases from our Database Marketing System and our ConsumerREVIEW.com division.

Cost of Revenue.  Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. Cost of revenue decreased by $1,470,000 to $773,000 for the three months ended June 30, 2003 when compared to $2,243,000 for the three months ended June 30, 2002.

Although the addition of the ConsumerREVIEW.com division in December 2002 added approximately $233,000 in cost of revenue related expenses, these additional expenses were more than offset by the reduction in expenses that resulted from our 2002 restructuring plans to close the Commerce Division and the PerformOne Network.  Approximately $677,000 of the reduction was from lower depreciation caused by the write-off and ultimate disposition of assets associated with our suspending the offering of our Commerce related products.  The restructuring plans also contributed to lower Network and hosting charges of approximately $442,000, lower personnel related expenses of approximately $203,000, as well as lower revenue share payments of $22,000.  In addition, the second quarter of 2002 included a $312,000 adjustment for under-recorded network and hosting charges related to our UK subsidiary.

We expect that as our revenue fluctuates, so will our cost of revenue.  However, we expect that the changes in our cost of revenue will be at a lower rate due to some costs being fixed costs and other costs having excess capacity.

Product Development.  Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department.  We expense product development costs as incurred.  Product development expenses decreased by $484,000 to $673,000 for the three months ended June 30, 2003, compared to $1,157,000 for the three months ended June 30, 2002.  This decrease was primarily attributable to the reduction in product development personnel resulting from our 2002 plans to stop offering the services of our Commerce Division and our PerformOne Network, as well as other organizational efficiency initiatives, including staff reductions.

Our product development expenses are expected to stay at the current level, as we do not expect in the short term to make significant enhancements to our technology or services that would require us to hire additional personnel or incur additional product development related expenses.

General and Administrative.  General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives.  In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization.  General and administrative expenses decreased by $1,399,000 to $1,677,000 for the three months ended June 30, 2003, compared to $3,076,000 for the three months ended June 30, 2002.  Depreciation and amortization were lower by $693,000 due to net effect of the write-off of tangible and intangible assets associated with the closure of the Commerce Division and the additional amounts related to the ConsumerREVIEW.com division.  The closure of the Commerce Division also attributed an additional $397,000 to the decrease due to the reduction of other general and administrative expenses, such as personnel related expenses. In addition, approximately $347,000 of the decrease was due to lower rent associated with the termination of the Redwood Shores, California and UK facility leases and the partial termination of the Bethesda, Maryland facility lease.  The second quarter of 2002 also included an approximately $140,000 reversal of an accrual recorded by our UK subsidiary during 2001 for an estimate of a possible liability.  The amount was reversed because we believe that it was no longer payable due to the settlement entered into, in which all amounts due between both parties were settled in full.

As we have taken significant steps to streamline our business and eliminate any unnecessary expenditures, we do not anticipate that our general and administrative expenses will vary much in future quarters.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures.  Sales and marketing expenses decreased by $692,000 to $605,000 for the three months ended June 30, 2003, compared to $1,297,000 for the three months ended June 30, 2002.  While the ConsumerREVIEW.com division added approximately $140,000 in new costs, the closure of the Commerce Division resulted in lower cost of approximately $298,000.

As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced advertising and promotional expenditures and will continue to evaluate our marketing needs in the future.  Such efforts resulted in a decrease in advertising expenditures of approximately $63,000.  In addition, the reduction in the number of sales and marketing personnel (a reduction of 16 personnel when comparing the staff at June 30, 2003 to June 30, 2002) associated with the reduction in product offering and our cost-cutting efforts contributed to lower costs of approximately $470,000.

Our sales and marketing expenses are expected to stay at the current level, as we do not expect, in the near term,  to increase our marketing efforts or hire additional sales and/or marketing personnel.

Stock-based Compensation.  Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.  Stock-based compensation expense was $46,000 for the three months ended June 30, 2003, compared to $95,000 for the three months ended June 30, 2002.  The variability of this expense was the result of more options, for employees who had not fully vested due to termination of employment, being cancelled in 2003 than in 2002.  This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the three months ended June 30, 2003 than the corresponding period in 2002.

Interest Expense.  Interest expense for the three months ended June 30, 2003 primarily consisted of interest related to financing agreements and the convertible promissory notes we issued during the second quarter of 2003, as well as $60,000 in deferred financing fee amortization, while for the three months ended June 30, 2002 interest expense primarily consisted of interest related to financing agreements.  As a result, interest expense increased by $73,000 to $82,000 for the three months ended June 30, 2003 when compared to $9,000 for the three months ended June 30, 2002.

Interest income.  Interest income primarily consists of income on our cash balances. Due to lower cash balances, interest income decreased by $116,000 to $1,000 for the three months ended June 30, 2003, compared to $117,000 for the three months ended June 30, 2002.

Net loss.  Net loss of $2,474,000 for the three months ended June 30, 2003 decreased by $4,688,000 when compared to $7,162,000 for the three months ended June 30, 2002.  As described above, although revenue decreased by $539,000, operating costs decreased by $5,406,000.  A portion of the lower operating costs was due to the $1,310,000 restructuring and impairment charges recorded during 2002, while there have been no restructuring and impairment charges for 2003.  The remaining lower operating costs can be primarily attributable to the closure of the Commerce Division and the PerformOne Network during 2002, as well as other organizational efficiency initiatives.

The following presents our financial position and results of operations as of and for the six months ended June 30, 2003 and 2002.

Revenue.  The revenue of $3,002,000 for the first six months of 2003 reflected a $261,000 decrease over the $3,263,000 for the six months ended June 30, 2002.  The majority of the decrease is the result of the closure of the Commerce Division and the PerformOne Network that occurred during 2002.  While the products did not contribute any revenue for 2003, they contributed $1,305,000 and $221,000, respectively, for the six months ended June 30, 2002.  However, the ConsumerREVIEW.com division, which was acquired in December 2002, contributed $1,270,000 in new revenue for the six months ended June 30, 2003.

For the six months ended June 30, 2003 and 2002, our Interactive Database Marketing System contributed $1,645,000 and $1,498,000 in revenue, respectively, while our E-mail Marketing System contributed $80,000 and $231,650, respectively.

Cost of Revenue.  Cost of revenue decreased by $2,453,000 to $1,542,000 for the six months ended June 30, 2003 when compared to $3,995,000 for the six months ended June 30, 2002.  This decrease can primarily be attributed to our 2002 restructuring plans to suspend the offering of the Commerce Division and the PerformOne Network.  These restructuring plans contributed to lower depreciation of $1,318,000 (as a result of the write-off of assets), lower network and hosting charges of approximately $745,000, lower personnel related expenses of approximately $284,000 and lower revenue share payments of $36,000.

Product Development.  Product development expense for the six months ended June 30, 2003 was $1,485,000, a decrease of $1,039,000 when compared to the six months ended June 30, 2002.  Although the ConsumerREVIEW.com division added new expenses to 2003, this increase was more than offset by the decrease that resulted from our 2002 plans to suspend the offerings of our Commerce Division and our PerformOne Network, as well as other organizational efficiency initiatives.

General and Administrative.  General and administrative expenses for the six months ended June 30, 2003 of $3,778,000 represented a decrease of $2,930,000 when compared to the $6,708,000 for the six months ended June 30, 2002.  As a result of our 2002 restructuring plans to close the Commerce Division and the PerformOne Network and reduce our overall workforce, general and administrative expenses were lower by approximately $1,152,000. Depreciation and amortization decreased by $696,000, reflecting the net effect of the write-off of tangible and intangible assets (associated with our 2002 restructuring plans) and the additional tangible and intangible assets related to the ConsumerREVIEW.com division.  In addition, approximately $695,000 of the decrease was due to lower rent expense associated with the termination of the Redwood Shores, California and UK facility leases, as well as the partial termination of the Bethesda, Maryland facility lease.  Also contributing to the difference in general and administrative expense was the $258,000 foreign exchange loss incurred during the second quarter of 2002.

Sales and Marketing.  Sales and marketing expenses decreased by $1,099,000 to $1,325,000 for the six months ended June 30, 2003, compared to $2,424,000 for the six months ended June 30, 2002.  While the December 2002 addition of the ConsumerREVIEW.com division added $278,000 in new expenses, the closure of the Commerce Division resulted in overall lower expenses of $571,000.  The reduction in the number of sales and marketing personnel, as well the reduction in advertising and promotional expenditures associated with our reduced product offering and our cost-cutting efforts contributed to the remaining portion of the decreased costs.

Stock-based Compensation.  Stock-based compensation expense was $125,000 for the six months ended June 30, 2003, compared to a $201,000 for the six months ended June 30, 2002.  The variability of this expense was the result of more options, for employees who had not fully vested due to termination of employment, being cancelled in 2003 than in 2002.  This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the six months ended June 30, 2003 than the corresponding period in 2002.

Interest Expense.  Interest expense for the six months ended June 30, 2003 primarily consisted of fees related to financing agreements and the convertible promissory notes issued during the second quarter of 2003, as well as $60,000 in deferred financing fee amortization recognized during the second quarter of 2003, while for the six months ended June 30, 2002 it primarily consisted of interest related to financing agreements.  As a result, interest expense increased by $73,000 to $92,000 for the three months ended June 30, 2003 when compared to $19,000 for the six months ended June 30, 2002.

Interest income.  Interest income for 2003 consisted only of income on our cash balances, while interest income for 2002 also included interest from our promissory notes.  Interest income decreased by $238,000 to $9,000 for the six months ended June 30, 2003, compared to $247,000 for the six months ended June 30, 2002.

Net loss.  Net loss of $5,337,000 for the six months ended June 30, 2003 decreased by $8,355,000 when compared to $13,692,000 for the six months ended June 30, 2002.  As previously noted, although revenue decreased by $261,000, operating costs decreased by $8,908,000.  Approximately  $1,310,000 of the lower operating costs was due to the restructuring and impairment charges recorded during 2002.  The remaining lower operating costs can be primarily attributable to the closure of the Commerce Division and the PerformOne Network during 2002, as well as other organizational efficiency initiatives.

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

In March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance, our financial consultant and investor relations advisor, and InVenture, Inc., one of our stockholder, for an aggregate sum of up to $6 million.  We may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes.  As of June 30, 2003 we have not drawn down any funds.  During May and June of 2003, we received $950,000 through the issuance of five convertible promissory notes to third parties. We, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the $6 million convertible promissory note that we issued to Friedli Corporate Finance and InVenture, Inc. in March 2003. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory note of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under Friedli Corporate Finance’s and InVenture, Inc.’s initial $6 million commitment. The five convertible promissory notes that we issued during May and June of 2003 are the initial steps of the syndication process.  In addition, during July 2003 we isssued a convertible promissory note for $1 million as part of the syndication.

On June 30, 2003, we held $128,000 in cash and cash equivalents.  In addition, we had restricted cash of $175,000 in the form of three certificates of deposit.  Two of the certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices. The third certificate of deposit serves as collateral for a letter of credit commitment related to our D&O insurance policy.  As we make our monthly payments on this policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to our operating account.

Cash used in operating activities for the six months ended June 30, 2003 was $3.6 million, a decrease of $6.8 million over the $10.4 million for the six months ended June 30, 2002.  Net cash flows used in operating activities for both periods primarily reflect our net losses for the period.

Investing activities for the six months ended June 30, 2003 and June 30, 2002 provided $532,000 and $649,000, respectively, in cash.  Cash provided by investing activities for the six months ended June 30, 2003 included the reduction in restricted cash of $571,000 offset by $54,000 used to purchase property and equipment and intangible assets.  The majority of the cash provided by investing activities for the first half of 2002 is due to the decrease of $1 million in restricted cash resulting from the certificate of deposit, which was used as collateral for the letter of credit commitment associated with the Redwood Shores, California office, being converted to cash.  The cash was subsequently transferred to Inktomi Corporation, in accordance with the amendment to the sublease agreement that provided for an early termination of the sublease (which was part of our 2002 restructuring plan). The cash provided by investing activities also includes $297,000 used to purchase property and equipment and $34,000 in cash outflows related to the BrightStreet.com acquisition.

For the six months ended June 30, 2003, the net cash provided by financing activities of $831,000 represented $950,000 received related to the issuance of five convertible promissory notes, offset by $119,000 in payments under capital lease obligations.  The net cash used provided by financing activities of $10,189,000, for the six months ended June 30, 2002, reflects the $10.3 million net proceeds from the notes receivable from stockholders that were issued in conjunction with our October 2001 rights offering, offset by the $102,000 in payments under capital lease obligations.

We believe that our existing cash resources, along with our current remaining available line of credit of up to $4 million (as discussed above) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2004.  Should future revenue be insufficient to cover our operating costs, we will need to secure additional funds to ensure future viability.  We may need to raise additional funds sooner to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business. To the extent that our existing funds are not sufficient to enable us to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance has provided a written commitment to provide us with a capital infusion of up to an additional $14 million for continued operations and future business expansion purposes.  However, no formal terms and conditions have been agreed upon for the additional $14 million. Based on our current operating plans, we do not believe that we will require the full capital commitment of Friedli Corporate Finance to fund continued operations through the second quarter of 2004.

RECENT DEVELOPMENTS

Convertible Promissory Notes

As part of the syndication process, as discussed above, during July 2003, we issued a convertible promissory note to InVenture, Inc. in the principal amount of $1,000,000. The terms of the note include, among other things:

•                  an 8% interest rate;

•                  a maturity date three years from the date of issuance;

•                  a conversion feature, which provides that under certain circumstances that the note will automatically convert to the our common stock;

•                  a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%); and

•                  a security interest in substantially all of the our assets.

Series A Convertible Preferred Stock

During July 2003, 23,500 shares of our Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 235,000 shares of our common stock.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the six months ended June 30, 2003, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute.  There are no royalties or other incremental payments involved in the cross-license.  Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

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

•                  Up to $450,000 if and to the extent the coolsavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because, in the opinion of management, the possibility of us having to make this payment continues to remain remote.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Series A Convertible Preferred Stock

During March 2003 and April 2003, 10,000 and 92,500 shares, respectively, of our Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 100,000 and 925,000 shares, respectively, of our common stock.  During July 2003, an additional 23,500 shares of our Series A convertible preferred stock were converted into 235,000 shares of our common stock.

Series B Convertible Preferred Stock

In December 2002, in connection with our purchase of substantially all of the assets of Consumer Review, Inc., we issued into escrow 400,000 shares of our Series B convertible preferred stock as part of the consideration for the acquisition.  If we experience a change in control before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of our common stock and released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined, based upon the achievement of contractually defined revenue during the calculation period, and will be convertible pursuant to the table in Item 2 on page 16.  It is our current intention to register the Series B convertible preferred stock within fifteen months of the closing.  The Series B convertible preferred stock was issued to debentureholders of Consumer Review, Inc. pursuant to Regulation D and Regulation S promulgated under the Securities Act of 1933.

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

Options

During the six months ended June 30, 2003, we granted options to purchase a total of 720,350 shares of common stock, of which 243,310 are performance based, under the amended and restated Stock Option and Incentive Plan to certain of our employees.  During that period, no options were exercised to purchase shares of common stock, and options to purchase 406,300 shares of common stock were forfeited by employees leaving the company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

10.14 (1)	Convertible Promissory Note, dated March 18, 2003, by E-centives, Inc. to the order of Friedli Corporate Finance, Inc. and/or InVenture, Inc.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003 (Registration No.  000-31559)

(b) Reports on Form 8-K

Current Report on Form 8-K, filed on May 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 8th day of August, 2003.

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

Date: August 8, 2003

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

Date: August 8, 2003

By:	/s/ David A. Samuels
David A. Samuels
Chief Financial Officer