Form 10-Q
period 2003-09-30
E CENTIVES INC
filed 2003-11-14
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                       OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


As of October 31, 2003, there were 39,509,284 shares of the registrant's common stock outstanding.

                                E-CENTIVES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ................................................2

   Item 1.  Financial Statements ..............................................2

        Condensed   Consolidated   Balance  Sheets  as
        of  September 30, 2003 (unaudited) and December 31, 2002 ..............2

        Condensed  Consolidated  Statements  of Operations
        (unaudited) for the three and nine months ended
        September 30, 2003 and 2002 ...........................................3

        Condensed Consolidated Statements of Cash Flows (unaudited for the nine months ended September 30, 2003 and 2002 .................4

        Notes to Condensed Consolidated Financial Statements (unaudited) ......5

   Item 2.  Management's  Discussion  and  Analysis of  Financial
            Condition and Results of Operations ..............................15

   Item 3.  Qualitative and Quantitative Discussion of Market Risk ...........23

   Item 4.  Controls and Procedures ..........................................24

PART II - OTHER INFORMATION ..................................................24

   Item 1.  Legal Proceedings ................................................24

   Item 2.  Changes in Securities and Use of Proceeds ........................25

   Item 4.  Submission of Matters to a Vote of  Security Holders .............26

   Item 6.  Exhibits and Reports on Form 8-K .................................27

SIGNATURES ...................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                E-CENTIVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30, 2003                        DECEMBER 31, 2002
                                                                         ------------------                        -----------------
                                                                             (unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents                                                 $    308,157                               $  2,317,354
  Accounts receivable, net of allowance for doubtful accounts of
   $55,072 and $75,108 at September 30, 2003 and December 31, 2002,
   respectively                                                                  588,236                                  2,973,129
  Other receivables                                                                3,639                                    140,169
  Prepaid expenses                                                               111,447                                    297,888
  Restricted cash                                                                 16,184                                    635,049
  Other                                                                                -                                     16,203
                                                                             ------------                              -------------
       Total current assets                                                    1,027,663                                  6,379,792
Property and equipment, net                                                    1,129,263                                  2,281,155
Other intangible assets, net                                                   2,540,212                                  3,185,213
Restricted cash                                                                  110,000                                    110,000
Deferred financing fee                                                           600,000                                    720,000
Other assets                                                                           -                                     14,790
                                                                            -------------                              -------------
  Total assets                                                                $5,407,138                                $12,690,950
                                                                            -------------                              -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $1,598,153                                 $1,957,590
  Accrued expenses                                                             1,072,982                                  1,254,773
  Accrued restructuring costs                                                     77,276                                    717,079
  Deferred revenue                                                               249,082                                  1,095,613
  Current portion of capital leases                                              252,037                                    224,914
  Other liabilities                                                              166,523                                     90,552
                                                                            -------------                              -------------
       Total current liabilities                                               3,416,053                                  5,340,521
Capital leases, net of current portion                                           149,585                                    245,614
Long-term debt                                                                 1,950,000                                          -
Other long-term liabilities                                                       55,712                                          -
                                                                            -------------                              -------------
       Total liabilities                                                       5,571,350                                  5,586,135
                                                                            -------------                              -------------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A convertible preferred stock (voting), $.01 par value,
   9,600,000 shares of preferred stock authorized, 1,784,000
   and 2,000,000 shares issued and outstanding at September 30,
   2003 and December 31, 2002, respectively                                       17,840                                     20,000
  Series B convertible preferred stock (voting), $.01 par value,
   400,000 shares of preferred stock authorized, issued, and
   outstanding at September 30, 2003 and December 31, 2002                         4,000                                      4,000
  Common stock, $.01 par value, 120,000,000 shares authorized
   39,509,284 and 37,349,284 shares issued and outstanding at
   September 30, 2003 and December 31, 2002, respectively                        395,093                                    373,493
  Additional paid-in capital                                                 123,652,012                                123,452,566
  Accumulated other comprehensive gain                                             3,386                                      3,386
  Accumulated deficit                                                       (124,236,543)                              (116,748,630)
                                                                            -------------                              -------------
   Total stockholders' equity (deficit)                                         (164,212)                                 7,104,815
                                                                            -------------                              -------------
   Total liabilities and stockholders' equity (deficit)                     $  5,407,138                               $ 12,690,950
                                                                            -------------                              -------------

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                E-CENTIVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED SEPTEMBER 30,             THREE MONTHS ENDED SEPTEMBER 30,
                                   2003                 2002                    2003                 2002
                                --------------------------------             --------------------------------
                                          (unaudited)                                   (unaudited)
Revenue                          $1,457,411           $2,645,321              $4,459,803           $5,908,177
Operating expenses:
 Cost of revenue                    692,454             (242,207)              2,234,485            3,752,489
 Product development, exclusive
  of stock-based compensation       582,046              774,684               2,067,244            3,298,389
 General and administrative,
 exclusive of stock-based
 compensation                     1,582,066            2,067,622               5,359,989            8,775,240
  Sales and marketing, exclusive
   of stock-based compensation      504,766              735,393               1,830,118            3,158,893
  Network partner fees                    -                   57                       -                2,271
  Restructuring and impairment charges                  (163,023)                     -             1,146,726
   Stock-based compensation:
    Product development              12,649               16,747                  36,625               57,124
    General and administrative       49,952               30,904                  80,762               80,375
    Sales and marketing              31,532               42,022                 101,500              153,567
     Loss from operations        (1,998,054)            (616,878)             (7,250,920)         (14,516,897)
Interest expense                   (154,514)              (8,299)               (246,936)             (27,841)
Interest income                       1,244               31,352                   9,943              278,171
     Loss before income taxes    (2,151,324)            (593,825)             (7,487,913)         (14,266,567)
Income taxes                              -              (14,527)                      -              (33,587)
Net loss applicable to common
 stockholders                   $(2,151,324)           $(608,352)            $(7,487,913)        $(14,300,154)

Basic and diluted net loss per
 common share                        ($0.05)              ($0.02)                 ($0.19)              ($0.38)
Shares used to compute basic
 and diluted net loss per
 common share                    39,450,534           37,349,284              38,743,478           37,349,276

-------------------------------------------------------------------------------------------------------------------------------
EBITDA calculated as follows:   $(1,234,380)            $185,010             $(4,751,975)         $(8,324,968)
                                ------------          ------------           ------------         ------------
Net loss excluding:              (2,151,324)            (608,352)             (7,487,913)         (14,300,154)
 interest expense and
  interest income                   153,270              (23,053)                236,993             (250,330)
 other income                             -                    -                       -                    -
 income tax                               -               14,527                       -               33,587
 depreciation and amortization      669,541              875,238               2,280,058            4,495,907
 foreign exchange (gain)/loss             -                    -                       -              258,230
 stock-based compensation            94,133               89,673                 218,887              291,066
 restructuring and impairment
  charges                                 -             (163,023)                      -            1,146,726

--------------------------------------------------------------------------------

"(1) Adjusted EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and may not be comparable to other similarly titled measures of other companies. E-centives uses adjusted EBITDA as a financial metric to measure the financial performance of the business excluding the impact of non-cash expenses and restructuring charges given the significant restructuring initiatives that have taken place during the past two years. For this reason, E-centives believes adjusted EBITDA will also be useful to others, including its stockholders, as a valuable financial metric.

E-centives believes that adjusted EBITDA is a performance measure and not a liquidity measure, and a reconciliation between net loss and adjusted EBITDA is provided in the financial results. Adjusted EBITDA should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with accounting principles generally excepted in the United States of America, or as a measure of liquidity."

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                E-CENTIVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2003              2002
                                                                      -------------------------------
                                                                                (unaudited)
Cash flows from operating activities:
  Net loss                                                            $(7,487,913)      $(14,300,154)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                    2,280,058          4,495,907
       Amortization of deferred financing fee                             120,000                  -
       Stock-based compensation                                           218,887            291,066
       Provision for doubtful accounts                                     34,097             35,263
       Restructuring charge                                                     -           (951,104)
       Foreign currency loss on notes receivable                                -            258,230
       (Increase) decrease in:
          Accounts receivable                                           2,350,796            723,420
          Prepaid expenses and other current assets                       202,644            (34,909)
          Other receivable                                                136,530            597,068
       Increase (decrease) in:
          Accounts payable                                               (334,604)          (323,175)
          Deferred revenue                                               (846,531)        (2,253,560)
          Accrued expenses and other liabilities                       (1,005,912)        (2,384,933)
                                                                      ------------      -------------
       Net cash used in operating activities                           (4,331,948)       (13,846,881)
                                                                      ------------      -------------
Cash flows from investing activities:
  Decrease in restricted cash                                             618,865          1,007,282
  Acquisition of property and equipment                                   (17,071)          (314,170)
  Decrease (increase) in security deposits                                 14,790             79,232
  Refund of purchase of  property and equipment                            25,050                  -
  Purchase of intangible asset                                            (55,057)                 -
  Acquisition of BrightStreet.com                                               -            (34,254)
                                                                      ------------      -------------
       Net cash provided by investing activities                          586,577            738,090
                                                                      ------------      -------------
Cash flows from financing activities:
  Payments on obligations under capital lease                            (213,826)          (154,733)
  Proceeds from issuance of debt                                        1,950,000                  -
  Net proceeds from rights offering                                             -            (27,855)
  Proceeds from notes receivable                                                -         10,318,953
  Exercise of stock options                                                     -                105
                                                                      ------------      -------------
       Net cash provided by financing activities                        1,736,174         10,136,470
                                                                      ------------      -------------
       Net decrease in cash and cash equivalents                       (2,009,197)        (2,972,321)
Cash and cash equivalents, beginning of period                          2,317,354          8,902,259
                                                                      ------------      -------------
Cash and cash equivalents, end of period                                 $308,157         $5,929,938
                                                                      ------------      -------------

Supplemental disclosure of cash flow information:                     -------------------------------
    Cash paid for interest                                                $26,653            $27,840
                                                                      ------------      -------------

      Supplemental disclosure of non-cash investing and financing activities:
        During  January  2003,  the  Company  entered  into a capital  lease for approximately $24,000 for telephone related equipment.
        During  September  2003,  the Company  entered into a capital  lease for approximately $114,000 for hardware.
        From March 2003  through  July  2003,  216,000  shares of the  Company's series A convertible preferred stock was converted into 2,160,000 shares of the Company's common stock.
        As of September 30, 2003, $316,000 of purchased intangibles is included in accrued expenses

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

    E-centives provides interactive direct marketing technologies and services for global marketers. The Company offers a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences. The Company's current principal products are the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and advertising and e-commerce related services provided through its ConsumerREVIEW.com division.

    The Company operates in a highly competitive environment and inherent in the Company's business are various risks and uncertainties, including its limited operating history and unproven business model. The Company's success may depend in part upon the continuance of the Internet as a communications medium, prospective product and service development efforts, and the acceptance of the Company's offerings by the marketplace.

    One of the Company's Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed 47% and 45%, respectively, of the Company's revenue for the three and nine month periods ended September 30, 2003, while it contributed 85% and 62%, respectively, of the Company's revenue for the three and nine month periods ended September 30, 2002. This customer's initial contract expired in October 2002, its first renewal agreement with the Company expired in October 2003, and this customer has now entered into a subsequent renewal agreement with the Company which expires in October 2004. However, due to the lower scope of work to be performed by the Company, and the customer's savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under negotiation. Loss of this customer, or failure to complete negotiations to increase the fixed fees associated with the renewal contract to pre-November 2003 levels could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

     The Company's management believes that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the second quarter of 2004. This is based on the current remaining available line of credit of up to $3 million, structured in the form of a three-year convertible promissory note that was issued during the first quarter of 2003. Should future revenue be insufficient to cover the Company's operating costs, the Company will need to secure additional funds to ensure future viability. The Company may need to raise additional funds sooner than anticipated to fund its future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that the Company's existing funds and funds from the convertible promissory note are not sufficient to enable the Company to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance provided a written commitment to provide the Company with a capital infusion of up to $20 million, of which $6 million was the recent convertible promissory note, further described in Note 3. However, no formal terms and conditions have been agreed upon, other than the terms of the $6 million convertible promissory note.

(b) Basis of Presentation

    These unaudited Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company's Form 10-K for fiscal year 2002.

    In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company's balance sheet position as of September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002.

    The results of operations for the interim periods presented may not be comparable due to the December 2002 acquisition of the ConsumerREVIEW.com division and the closing of the Commerce Division and the PerformOne Network during 2002.

    The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(c) Revenue Recognition

    Revenue is generated by providing promotions marketing services, database marketing services, e-mail marketing services and various other consulting services, as well as licensing the Company's software products. The Company's current products are principally the Interactive Database Marketing System, the Promotions System and the E-mail Marketing System, as well as advertising and e-commerce services provided through the ConsumerREVIEW.com division. Although the Company eliminated the offerings of the PerformOne Network, the Commerce Engine and the Commerce Network during 2002, these products contributed revenue during the three and nine month periods ending September 30, 2002.

    The Company's Interactive Database Marketing System, which represented 53% and 54%, respectively, of the Company's revenue for the three and nine month periods ended September 30, 2003, is a solution targeted at consumer packaged goods companies that allows businesses to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and a patented coupon promotion system. Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy services, creative services, e-mail delivery and management services, coupon delivery and management services, as well as tracking and analytical services. Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer are recognized ratably over the expected term of the customer relationship and all other revenue, other than performance-based incentive fees, is recognized when the service is provided. For agreements that include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. The Company's only client with a performance-based incentive fee had an original contract that expired in October 2002. Although this agreement expired prior to the beginning of the three and nine month periods ended September 30, 2003, this agreement produced $0 and $96,000, respectively, of performance-based incentive fees due to the fact that a portion of the underlying data used to determine the fees was not determinable and available until subsequent to the contract end date. No performance-based fees were recognized during the three and nine month periods ended September 30, 2002 due to the fact that the underlying data used to determine the fees was not yet validated by the client. The client's renewal agreement, which began in November 2002 and expired in October 2003, also includes performance-based incentive fees that are estimated to be approximately $265,000; however, the terms were not defined in the renewal agreement and are to be defined through an amendment to the agreement prior to the expiration of the renewal agreement. Accordingly, no revenue related to this potential performance-based incentive fee has been recognized. It is anticipated that any additional revenue, upon agreement with the customer, will be recognized during the fourth quarter of 2003. The most recent renewal agreement with such client does not contain any performance incentive components.

     The Company's Promotions System enables companies to create, manage, deliver and track promotional vehicles, such as print-at-home online coupons. The system's printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods. In addition, the system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles. The technology can also be used to build knowledge about consumers, such as their prior product purchases and loyalty data, and to get a more accurate measure of the actual impact of online marketing expenditures on sales. For the quarters ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, revenues from the Promotions System have been included in revenues generated from the Interactive Database Marketing System.

    The Company's E-mail Marketing System, which represented 4% and 3%, respectively, of the Company's revenue for the three and nine month periods ended September 30, 2003, allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

    The ConsumerREVIEW.com division, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company's websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. For on-line performance-based programs, the Company earns a contractually specified amount based on the number of users of the Company's websites that respond to a commerce link by linking to a customer's websites ("lead referral") or the amount of sales generated by the users ("affiliate commissions"). For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized when the click occurs. For affiliate commissions programs, revenue is recognized when the commission is earned, which is when the transaction occurs. ConsumerREVIEW.com represented 43% and 43%, respectively, of the company's total revenue for the three and nine month periods ended September 30, 2003.

    For the three and nine month periods ended September 30, 2003, one of the Company's Interactive Database Marketing System customers contributed $688,000 and $2,019,000, respectively, in revenue, or 47% and 45%, respectively, of the Company's revenue. This customer's original agreement expired in October 2002 and the customer's subsequent renewal agreement expired in October 2003. This customer also represented 22%, or approximately $128,000, of the $588,000 net accounts receivable balance as of September 30, 2003. The Company does not believe there is a significant risk of uncollectibility due to the customer's payment history and credit-worthiness.

(d) Cost of Revenue

    Cost of revenue consists primarily of expenses related to providing the Company's services, including related personnel costs, depreciation of servers, as well as network and hosting charges.

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

(f) Restricted Cash

Bethesda, Maryland Office

    As part of the amended and modified lease agreement dated June 29, 2000 for the Company's headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The
$449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of September 30, 2003, the balance was $70,000 and it will remain at that value until the expiration of the lease.

Foster City, California Office

    In November 2002, the Company entered into a two-year sublease agreement for office space in Foster City, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $40,000 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount.

D&O Insurance

    In October 2002, the Company established a $280,247 certificate of deposit to serve as collateral for a letter of credit commitment related to its D&O insurance policy. As the Company makes its monthly payments on the policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to its operating account. Due to a renegotiation of the D&O policy, the Company's rates were reduced and the required letter of credit was reduced. As a result, in June 2003, an additional $39,000 was transferred out of the certificate of deposit that serves as collateral for the letter of credit commitment. At September 30, 2003, the remaining balance of the letter of credit was $16,184, and subsequent to September 30, 2003, the amount was transferred to the Company's operating account. No letter of credit is required for the current renewal of the D&O policy.

(g) Recent Accounting Pronouncements

    In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of FAS 146 on January 1, 2003. The adoption did not have a significant impact on the Company's business, financial condition, results of operations or cash flow.

    In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. See Note 6.

    In November 2002, the EITF reached consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption did not have a significant impact on the Company's business, financial condition, results of operations or cash flow.

    In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and the applicable required disclosures have been made in these unaudited condensed consolidated financial statements. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee as allowed under FAS 123. Had compensation expense for the Company's stock option plan been determined based upon the fair value methodology under FAS 123, the Company's net loss would have increased to these pro forma amounts:


                                NINE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                   2003                 2002                    2003                2002
                                -------------------------------             -------------------------------
Net loss, as reported           $ (2,151,324)       $ (608,352)             $ (7,487,913)     $(14,300,154)
Add:  Total stock-based
  employee compensation expense
  included in reported net loss,
  net of related tax effects          94,133            89,673                   218,887           291,066
Deduct:  Total stock-based
  employee compensation expense
  as determined under fair value
  based method for all awards,
  net of related tax effects        (292,489)         (231,899)               (1,136,346)         (601,708)
                                -------------       -----------             -------------     -------------
Pro forma net income            $ (2,349,680)       $ (750,578)             $ (8,405,372)      (14,610,796)
                                -------------       -----------             -------------     -------------

Basic and diluted net
  loss per share:
  As reported                   $      (0.05)       $    (0.02)             $      (0.19)     $      (0.38)
  Pro forma                            (0.06)            (0.02)                    (0.22)            (0.39)


     In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variabale interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied by the company as of the end of first interim or annual period ending after December 15, 2003. The adoption of the provisions relative to variable interest entities created or acquired after January 31, 2003 did not have a material impact on the Company's results of operations or financial position. Management does not believe that the adoption of the provisions of FIN 46 relative to variable interest entities created or acquired prior to February 1, 2003 will have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of FAS 150 are required to be recorded as liabilities, or assets in certain circumstances, which may require reclassification of amounts previously reported in equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. There was no impact on the Company related to FAS 150 as of September 30, 2003.

(h) Reclassification

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

(2) RESTRUCTURING AND IMPAIRMENT CHARGES

     During 2002, the Company's management approved plans to terminate the lease for the Redwood Shores office facility, close the Commerce Division, shut down the UK office, sign a partial lease termination agreement for the Bethesda office facility and close the PerformOne Network. In conjunction with shutting down the UK office, the Company expects that the cost to terminate the UK office lease will consist of monthly rental through September 30, 2002 and forfeiture of the Company's security deposit of approximately $102,000. This is based on the Company's best estimate, however, the landlord of the UK office facility has not responded to requests to enter into a termination agreement. If the landlord of the UK office facility does not agree to a termination agreement, the Company could face a potential additional liability of approximately $364,000 for rental payments through September 2004. No communication has been received by the landlord; therefore, the Company believes that their exposure to the potential liability is limited. The UK subsidiary is the signing party to the UK lease and there are no parent company guarantees.

     The following table shows the balance, as of September 30, 2003, of the accrued restructuring/impairment charges recorded in 2002.

                                                               Employee
                                                               severance
                                              Termination of   and other        Disposal of
                                    Total     facility leases  related costs  tangible assets
                                    -----     ---------------  -------------  ---------------
Balance at December 31, 2002       717,079        750,563        11,108          (44,592)
Cash (payments)/receipts          (639,803)      (685,298)       (3,115)          48,610
                                 ----------     ----------      --------        ---------
Balance at September 30, 2003    $  77,276      $  65,265       $ 7,993         $  4,018
                                 ----------     ----------      --------        ---------

(3) CONVERTIBLE PROMISSORY NOTES

    In March 2003, the Company executed convertible promissory notes in favor of Friedli Corporate Finance, a financial consultant and investor relations advisor to the Company, and InVenture, Inc., a stockholder of the Company, for an aggregate sum of up to $6 million. The Company may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. As of September 30, 2003, the Company has not drawn down on the note. The terms of each of the notes include, among other things:

    o  an 8% interest rate;
    o  a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances each note will automatically convert to the Company's common stock;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and
    o  a security interest in substantially all of the Company's assets.

    Subsequent to the issuance of the promissory notes in March 2003, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory note that the Company issued to Friedli Corporate Finance and InVenture, Inc. in March 2003. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory note of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under Friedli Corporate Finance's and InVenture, Inc.'s initial $6 million commitment. The six convertible promissory notes that the Company issued during the second and third quarters of 2003 (as noted below) are the initial steps of the syndication process.

    During the second and third quarters of 2003, the Company received an aggregate of $1,950,000 in connection with the issuance of six convertible promissory notes to third parties. The terms of each of the promissory notes are substantially similar to the promissory notes issued in March 2003, as noted above. The Company intends to use the funds for working capital and general corporate purposes.

     As part of the investment advising services provided by Mr. Friedli, a stockholder and director of the Company, to the Company by agreement, the Company customarily provides a fee based on any financing placed by Mr. Friedli. In the second and third quarters, Mr. Friedli placed $1,950,000 in convertible debt in six promissory notes. Mr. Friedli was paid $195,000 for his services in connection with these financings.

(4) ACQUISITION

(a) ConsumerREVIEW.com

    On December 4, 2002, the Company acquired substantially all of Consumer Review Inc.'s assets and certain of its liabilities through an Asset Purchase Agreement. The cost of the acquisition was approximately $2.7 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $320,000 in acquisition related costs. At closing, the Series B convertible preferred stock was placed into escrow. If the Company experiences a change in control, as defined in the Asset Purchase Agreement, before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of the Company's common stock and shall be released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined based upon the achievement of contractually defined revenue during the calculation period and will be adjusted pursuant to the schedule below. The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement entered into with Consumer Review, Inc. regarding such shares of stock.

     REVENUES DURING THE CALCULATION PERIOD         CONVERSION RATE
     --------------------------------------         ---------------
     Less than $1,000,000                           4 to 1
     More than $1,000,000, but less than            6 to 1
      $2,000,000
     More than $2,000,000, but less than            8 to 1
      $3,000,000
     More than $3,000,000, but less than            10 to 1
      $4,000,000
     More than $4,000,000, but less than            12 to 1
      $6,000,000
     $6,000,000 or more                             14 to 1

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

                Cash                            $  352,097
                Fixed assets, net                  231,834
                Accounts receivable, net           284,082
                Technology                       1,789,001
                Tradenames                         116,218
                Other liabilities                  (95,330)
                                                -----------
                        Total consideration     $2,677,902
                                                -----------

(b) BrightStreet.com

    On December 3, 2001, the Company entered into an Asset Purchase Agreement with BrightStreet.com, Inc. ("BrightStreet.com"), whereby the Company acquired substantially all of BrightStreet.com's assets and certain of its liabilities. The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of the Company's common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of the Company's common stock and approximately $369,000 in acquisition related costs. The performance-based warrant was exercisable, in whole or in part, from June 4, 2003 to December 3, 2005 based upon the achievement of certain performance targets; however, the performance targets were not met and the warrant was therefore not earned.

    In conjunction with the Asset Purchase Agreement, the Company entered into a Patent Assignment Agreement (the "Assignment") with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the "Patents"), subject to certain pre-existing rights granted by BrightStreet.com to third parties ("Pre-existing Rights"), provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the "Payment"). If the Company makes such Payment by that date, the Company shall own all rights, title and interest in and to the Patents, subject to the Pre-existing Rights. Until such Payment is made, the Company has, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents. Until the Company takes formal title to the Patents, it may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company does not make the Payment by December 3, 2005, the Company shall retain a license to the Patents, but the license shall convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee. In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, as defined by the Assignment, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Any transaction compensation payments will be accounted for as an addition to the purchase price when they are earned. As of September 30, 2003, the Company has recorded approximately $55,000 related to the transaction compensation.

(5) SEGMENT INFORMATION

(a) Operating Segments

    Starting in December 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: E-centives and ConsumerREVIEW.com. For the three and nine months ended September 30, 2003, E-centives includes the services of the Interactive Database Marketing System and the E-mail Marketing System, while ConsumerREVIEW.com includes the advertising and e-commerce services that are provided through its network of web communities.

    Information as to the operations of the segments of the Company as of and for the three months ended September 30, 2003 and for the nine months ended September 30, 2003 is set forth below based on the nature of the products and services offered. The Company's chief operating decision maker evaluates performance based primarily on operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The asset, other unallocated amounts, represents corporate assets that consist of cash and cash equivalents, restricted cash and deferred financing fees.

                                                                                                OTHER
                                                                                  SEGMENT     UNALLOCATED   CONSOLIDATED
                                        E-CENTIVES      CONSUMERREVIEW.COM        TOTALS        AMOUNTS        TOTAL
                                        ----------      ------------------        -------     -----------   ------------
AS OF AND FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2003:
Operating revenue                       $   824,918       $  632,493           $ 1,457,411    $        -    $ 1,457,411
Operating loss                           (1,764,229)        (233,825)           (1,998,054)            -     (1,998,054)
Depreciation and amortization               470,316          199,225               669,541             -        669,541
Capital expenditures                        101,562                -               101,562             -        101,562
Total Assets                              2,193,674        1,863,123             4,056,797     1,034,341      5,091,138

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003:
Operating revenue                       $ 2,557,369       $1,902,434           $ 4,459,803    $        -    $ 4,459,803
Operating loss                           (6,736,217)        (514,703)           (7,250,920)            -     (7,250,920)
Depreciation and amortization             1,682,507          597,551             2,280,058             -      2,280,058
Capital expenditures                        107,611            4,497               112,108             -        112,108


(b) Customers

    For the three and nine month periods ended September 30, 2003, one of the Company's Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $688,000 and $2,018,000, respectively, in revenue, or 47% and 45%, respectively, of the Company's revenue. This customer's original agreement expired in October 2002 and the customer's most recent renewal agreement expires in October 2004. This customer also represented 22%, or approximately $128,000, of the $588,000 net accounts receivable balance as of September 30, 2003. The Company does not believe there is a significant risk of uncollectibility due to the customer's payment history and credit-worthiness.

    No other customer represented 10% or more of the Company's revenue for the three and nine month periods ended September 30, 2003.

(6) GUARANTEES AND INDEMNIFICATIONS

    The Company adopted FIN 45 effective December 31, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications the Company issues or modifies subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

    The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of September 30, 2003, the maximum guarantee on this property is approximately $566,000. This sub-lease expires in September 2005.

    The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company's products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(7) LITIGATION

    The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of September 30, 2003, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     On or about April 1, 2002 the trustee for Debtor, CyberRebate ("Trustee") filed suit against E-centives in the United States Bankruptcy Court, Eastern District of New York ("Bankruptcy Court") for recovery of $210,000 allegedly paid to E-centives as an avoidable preference under U.S. Bankruptcy laws. On or about February 20, 2003, the parties agreed to a settlement and entered into a stipulation and order for Bankruptcy Court approval, whereby E-centives and the Trustee settled the claim whereby the Company will pay a total of $189,000 in 2003, which amount is accrued for. To date, the Company have paid Trustee approximately $142,000. In exchange for such payments, the Trustee shall fully release all claims against E-centives and dismiss the suit against E-centives with prejudice, and E-centives will have a general unsecured claim against the Debtor's estate in the amount of $21,000.

     On September 24, 2002, Trifocal, LLC instituted the case Trifocal v. e-centives in the Superior Court of the State of California, for monetary damages along with an accounting and costs of approximately $80,000, based upon Trifocal's allegations that they have performed their portion of two alleged agreements with the Company. The Company believes it has valid defenses to each of Trifocal's claims. Since this lawsuit is in its formation stages, no statement about the prospects of the case may be made at this time.

    There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the nine months ended September 30, 2003, including no changes in the status of the settlement with
coolsavings.com, Inc. ("coolsavings"). The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:
    o $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents.

    o $250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that the Company may be entitled to a license under the coolsavings' patent at issue as a result of the Company's acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between coolsavings and BrightStreet.com regarding the same coolsavings patent at issue in the Company's settled litigation. As such, the parties are currently in discussions regarding the resolution of this issue.

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

(8) EQUITY OFFERINGS

(a) Warrants

    On October 8, 2002, the Company's board of directors authorized the issuance of 6,000,000 warrants (the "Warrants") to four investors (the "Investors") as consideration for a $20 million financing commitment (the "Financing Commitment"), which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002 (the "Commitment Letter"). In the Commitment Letter, Friedli Corporate Finance, a financial advisor to the Company, agreed to provide the Company with the Financing Commitment. The Warrants were issued to the Investors in January 2003 in connection with Friedli Corporate Finance agreeing to provide the Financing Commitment. The Warrants were issued to the Investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933. The Warrants entitle each Investor to purchase one share of the Company's common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the Warrants, the exercise period began three months from January 6, 2003 and will end on April 7, 2008 at 5:00 P.M. Eastern time. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $720,000 and was recorded as a deferred financing fee. This deferred financing fee is being amortized, to interest expense, over the three-year life of the $6 million convertible promissory note, dated March 18, 2003, that was issued in relation to these Warrants.

(b) Series B Convertible Preferred Stock

    During  December  2002,  the  Company  issued  400,000  shares  of  Series B
convertible   preferred   stock  as  part  of  the  Company's   acquisition   of
substantially all of the assets of Consumer Review, Inc.

(c) Series A Convertible Preferred Stock

    During the nine months ended September 30, 2003, 216,000 shares of the Company's Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 2,160,000 shares of the Company's common stock.

(9) COMPREHENSIVE INCOME (LOSS)

    The functional currency of the Company's international operation was the local currency. Accordingly, all assets and liabilities of its U.K. subsidiary, which was closed during 2002, were translated using exchange rates in effect at the end of the period, and revenue and costs were translated using weighted average exchange rates for the period. The related translation adjustments were reported in accumulated other comprehensive income (loss) in stockholders' equity (deficit).

                                NINE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                   2003                 2002                    2003                2002
                                -------------------------------             -------------------------------
Net loss                        $(2,151,324)        $ (608,352)             $(7,487,913)      $(14,300,154)
Other comprehensive income
  (loss):
    Foreign currency
      translation adjustments             -             20,839                        -             21,619
                                ------------        -----------             ------------      -------------
Comprehensive loss              $(2,151,324)        $ (587,513)             $(7,487,913)      $(14,278,535)
                                ------------        -----------             ------------      -------------

(10) RECENT DEVELOPMENTS

(a) Convertible Promissory Notes

     As part of the syndication process, as discussed in Note 3, during October 2003 and November 2003 the Company issued two convertible promissory notes to InVenture, Inc., a stockholder of the Company, and another private investor, both with principal amounts of $500,000. As part of the investment advising services provided by Mr. Friedli, a stockholder and director of the Company, to the Company by agreement, the Company customarily provides a fee based on any financing placed by Mr. Friedli. In the fourth quarter, Mr. Friedli placed the $1,000,000 in promissory notes and was paid $115,000 for his services in connection with these financings. The terms of the notes include, among other things:

    o   an 8% interest rate;
    o   a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances the note will automatically convert to the Company's common stock;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the dates the notes were issued (with a maximum of 30%); and
    o   a security interest in substantially all of the Company's assets.

(b) Options

     During the fourth quarter of 2003, the Company plans to issue approximately
7.8 million options to its current employees. The options contain both a fixed component and a variable component. The Company expects that the fixed component will result in a fourth quarter charge of approximately $2.5 million and the variable component cannot be estimated as it is subject to fluctuations in the Company's stock price.

(c) Renewal of Reckitt Renckiser PLC Contract

    During the fourth quarter of 2003, the Company renewed its agreement with Reckitt Benckiser PLC through October 2004. The first renewal agreement with the Company, which expired in October 2003, contributed 47% and 45%, respectively, of the Company's revenue for the three and nine month periods ended September 30, 2003. However, due to the lower scope of work to be performed by the Company, and the customer's savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under negotiation. Loss of this customer, or failure to complete negotiations to increase the fixed fees associated with the renewal contract to pre-November 2003 levels could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

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

OVERVIEW

GENERAL

    We provide interactive direct marketing technologies and services. Businesses rely on our broad range of solutions to acquire and retain customers. We provide online marketing and commerce capabilities and solutions for companies across a range of industries. With our proprietary technology, we power acquisition and retention solutions for companies that do business with millions of Internet users every day. Our current services include the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System, as well as advertising and e-commerce services that are provided through our ConsumerREVIEW.com division.

    To date we have not been profitable, incurring net losses of $7.5 million for the nine months ended September 30, 2003 and net losses of $17.1 million, $45.0 million and $29.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to manage our human and capital resources more efficiently. In addition to the restructuring plans that took place during 2001 and 2002, and the elimination of 14 positions during the first two quarters of 2003, we have undertaken efforts to reduce marketing and general overhead expenses, and are continually looking prudently at all expenditures in order to reduce our ongoing operating costs.

    Beginning in December 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., we have two reportable operating segments:
E-centives and ConsumerREVIEW.com. For the three and nine months ended September 30, 2003, E-centives includes the services of the Interactive Database Marketing System and the E-mail Marketing System, while ConsumerREVIEW.com includes the advertising and e-commerce services that are provided through its network of web communities.

    During the fourth quarter of 2003, the Company renewed its agreement with Reckitt Benckiser PLC through October 2004. The first renewal agreement with the Company, which expired in October 2003, contributed 47% and 45%, respectively, of the Company's revenue for the three and nine month periods ended September 30, 2003, while it contributed 85% and 62%, respectively, of the Company's revenue for the three and nine month periods ended September 30, 2002. However, due to the lower scope of work to be performed by the Company, and the customer's savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under negotiation. Loss of this customer, or failure to complete negotiations to increase the fixed fees associated with the renewal contract to pre-November 2003 levels could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

OUR PRODUCTS AND SERVICES

    We launched our direct marketing services in November 1998 by delivering e-centives (promotions including such items as digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives) through our PerformOne Network (previously called Promotions Network). While we were introducing our PerformOne Network between November 1998 and June 1999, we allowed marketers to use the system at no charge. We then began generating revenue in the third quarter of 1999. In conjunction with the acquisition of the Commerce Division, the Commerce Engine and Commerce Network began generating revenue in late March 2001. In July 2001, we started producing revenue from our E-mail Marketing System. With the acquisition of the Promotions System from BrightStreet.com in December 2001, we began generating revenue by providing services from the Interactive Database Marketing System. During 2002, we decided to suspend offering our Commerce Division's products and services, as well as the offerings of our PerformOne Network. With the acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, we began generating revenue from advertising fees and e-commerce transaction fees from our ConsumerREVIEW.com division.

    Currently, our principal products and services include the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and advertising and e-commerce related services provided through our ConsumerREVIEW.com division.

                      INTERACTIVE DATABASE MARKETING SYSTEM

    With the acquisition of substantially all of BrightStreet.com's assets in December 2001, we combined the acquired Promotion System, our E-mail Marketing System, our data warehousing system and our online reporting system, and began offering the services of our Interactive Database Marketing System. This technology and infrastructure, which is primarily targeted at consumer packaged goods companies, allows companies to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and our patented coupon promotion system. This system enables companies to acquire consumers, collect consumers' brand preference and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, track individual usage of each coupon, as well as track and report every consumer interaction with the system. For the three and nine months ended September 30, 2003, we generated 53% and 54%, respectively, of our revenue from our Interactive Database Marketing System, while for the three and nine months ended September 30, 2002 our Interactive Database Marketing System generated 68% and 66%, respectively, of our revenue. Approximately 83% and 93% of our aggregate Interactive Database Marketing System revenue for the nine months ended September 30, 2003 and 2002, respectively, was generated from our contract with Reckitt Benckiser PLC.

                                PROMOTIONS SYSTEM

    Our Promotions System enables companies to create, manage, deliver and track promotional vehicles, such as print-at-home online coupons. Our system's printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods. In addition, our system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles. Our technology can also be used to build knowledge about consumers, such as their prior product purchases and loyalty data, and to get a more accurate measure of the actual impact of online marketing expenditures on sales. For the quarters ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, revenues from our Promotions System has been included in revenues generated from our Interactive Database Marketing System.

                             E-MAIL MARKETING SYSTEM

    Our E-mail Marketing System allows companies to build ongoing, personalized dialogs with their audiences by outsourcing their e-mail marketing needs to us. It lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. This system consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and analytical services. It is designed to help build an ongoing, personalized communication with the client's intended audience and maximize effectiveness through segmentation and targeting. For the quarters ended September 30, 2003 and 2002 we generated 4% and 3%, respectively, of our revenue from our E-mail Marketing System, and for the nine months ended September 30, 2003 and 2002 our E-mail Marketing System represented 3% and 5%, respectively, of our revenue.

                               CONSUMERREVIEW.COM

    Our ConsumerREVIEW.com division is a leading source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. Users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and shop online. Our ConsumerREVIEW.com division's services primarily include advertising and e-commerce referrals. For the three and nine months ended September 30, 2003, we generated 43% and 43%, respectively, of our revenue from ConsumerREVIEW.com. There was no associated revenue during the three and nine months ended September 30, 2002, as the division was acquired in early December 2002.

ACQUISITION

    On December 4, 2002, we acquired substantially all of Consumer Review Inc.'s assets and certain of its liabilities through an Asset Purchase Agreement. The cost of the acquisition was approximately $2.7 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $320,000 in acquisition costs. At closing, the Series B convertible preferred stock was placed into escrow. If we experience a change in control before the one year anniversary of the closing, each share of the Series B convertible preferred stock will immediately be converted into ten shares of our common stock and shall be released from escrow. Upon the one year anniversary of the closing date, provided that a change of control has not occurred, the conversion rate for each share of the Series B convertible preferred stock shall be determined based upon the achievement of contractually defined revenue during the calculation period and will be adjusted pursuant to the schedule below. The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement entered into with Consumer Review, Inc. regarding such shares of stock. Based upon the actual and projected revenue with respect to ConsumerReview.com, we believe that the conversion rate for each share of Series B convertible preferred stock shall be adjusted to 8 to 1 following the one year anniversary of the closing date.

REVENUES DURING THE CALCULATION PERIOD                  CONVERSION RATE
--------------------------------------                  ---------------
Less than $1,000,000                                    4 to 1
More  than  $1,000,000, but less than $2,000,000        6 to 1
More  than  $2,000,000, but less than $3,000,000        8 to 1
More  than  $3,000,000, but less than $4,000,000        10 to 1
More  than  $4,000,000, but less than $5,000,000        12 to 1
$6,000,000 or more                                      14 to 1

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

CRITICAL ACCOUNTING POLICIES

    Our significant accounting policies are described fully in Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2002. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, estimating the allowance for doubtful accounts, impairment of long-lived and amortizable intangible assets, and restructuring charges. These policies are discussed in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" of our annual report on Form 10-K for the fiscal year ended December 31, 2002. The impact of any associated risks related to these policies on our business operations is discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

    In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of FAS 146 on January 1, 2003 and we do not expect that the adoption of this accounting standard will have a material adverse effect on our business, financial condition, results of operations and cash flow.

    In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flow. We have certain guarantees disclosable under FIN45:

    o We guarantee the payment of sublease rentals to our Landlord on the property that we sublet. As of September 30, 2003, the maximum guarantee on this property is approximately $566,000. This sub-lease expires in September 2005.

    o We sometimes indemnify certain of our customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of our products. We are unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

    In November 2002, the EITF reached consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption did not have a significant impact on our business, financial condition, results of operations or cash flow.

    In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee, and as allowed under FAS 123 and have made the applicable disclosures in Notes to the unaudited condensed consolidated financial statements as required by FAS 148.

    In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variabale interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied by the company as of the end of first interim or annual period ending after December 15, 2003. The adoption of the provisions relative to variable interest entities created or acquired after January 31, 2003 did not have a material impact on our results of operations or financial position. We do not believe that the adoption of the provisions of FIN 46 relative to variable interest entities created or acquired prior to February 1, 2003 will have a material impact on our results of operations or financial position.

    In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of FAS 150 are required to be recorded as liabilities, or assets in certain circumstances, which may require reclassification of amounts previously reported in equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. There was no impact related to FAS 150 as of September 30, 2003.

RESULTS OF OPERATIONS

    The following presents our financial position and results of operations as of and for the three months ended September 30, 2003 and 2002.

    REVENUE. The third quarter 2003 revenue of $1,457,000, of which 47% was attributable to one customer, reflects a $1,188,000 decrease from $2,645,000 for the three months ended September 30, 2002.

       Our Interactive Database Marketing System contributed $773,000 in revenue during the three months ended September 30, 2003, a decrease of $1,652,000 from the same period last year. Revenue for 2002 included approximately $1.1 million related to revenue earned in prior periods for variable revenue components and performance-based incentive fees that were not recognizable until the third quarter of 2002 subject to approval by E-centives' client.

       The ConsumerREVIEW.com division, which was acquired in December 2002, contributed $632,000 in revenue for the three months ended September 30, 2003, while our E-mail Marketing System generated $51,000, a decrease of $26,000 from the same period last year. This decrease was due to the loss of a few E-Mail Marketing System clients. For the quarter ended September 30, 2002, the Commerce Division and the PerformOne Network contributed $142,000 in revenue, but due to the closure of these divisions during 2002, they contributed no revenue during 2003.

       We will continue to focus on increasing  the revenue  generated  from our
       Interactive   Database  Marketing  System,  our  Promotions  System,  our
       ConsumerREVIEW.com division and our E-mail Marketing System.

    COST OF REVENUE. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, and revenue share payments. The $692,000 in cost of revenue for the three months ended September 30, 2003 was an increase of $935,000 over the $242,000 credit for the three months ended September 30, 2002. The credit for the third quarter of 2002 was caused by the reversal of $676,000 in expenses due to favorable settlements of liabilities for costs incurred during 2001. The remaining increase can primarily be attributed to the ConsumerREVIEW.com division, which added approximately $234,000 in cost of revenue following its acquisition in December 2002.

       Our cost of revenue will fluctuate based on future revenue activity. As revenue increases, our cost of revenue margin will improve as a significant percentage of our cost of revenue relates to fixed costs for hosting assets and personnel allocations.

    PRODUCT DEVELOPMENT. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expenses decreased by $193,000 to $582,000 for the three months ended September 30, 2003, compared to $775,000 for the three months ended September 30, 2002. Although the addition of the ConsumerREVIEW.com division added approximately $97,000 in expenses, the net decrease was primarily attributable to the reduction in product development personnel resulting from our 2002 plans to stop offering the services of our Commerce Division and our PerformOne Network, as well as other organizational efficiency initiatives, including staff reductions.

       Our product development expenses are expected to remain at current levels, as we do not expect to hire additional personnel or incur additional product development related expenses.

    GENERAL AND  ADMINISTRATIVE.  General and  administrative  expenses  include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses decreased by $486,000 to $1,582,000 for the three months ended September 30, 2003, compared to $2,068,000 for the three months ended September 30, 2002. Although the addition of the ConsumerREVIEW.com division added approximately $255,000 in expenses (including $159,000 in amortization of the intangible assets acquired as part of the acquisition), the overall decrease in expense can primarily be attributed to the reduction in staff and the other steps we have taken to streamline our business and eliminate unnecessary expenditures. We do not anticipate that our general and administrative expenses will vary much in future quarters.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $231,000 to $505,000 for the three months ended September 30, 2003, compared to $735,000 for the three months ended September 30, 2002. While the ConsumerREVIEW.com division added approximately $143,000 in new costs, the reduced costs associated with the closure of the Commerce Division and the overall reduction in the sales and marketing staff more than offset these additional costs.

       As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced advertising and promotional expenditures. The reduction in the number of sales and marketing personnel (a reduction of 6 personnel when comparing the staff at September 30, 2003 to September 30, 2002) associated with the reduction in product offering and our cost-cutting efforts greatly contributed to our lower costs for the quarter ended September 30, 2003.

       Our sales and marketing expenses are expected to stay at the current levels until future business conditions warrant increasing these costs to support our continued growth.

    STOCK-BASED COMPENSATION. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expense was $94,000 for the three months ended September 30, 2003, compared to $90,000 for the three months ended September 30, 2002. The variability of this expense was the result of more options, for employees who had not fully vested due to termination of employment, being cancelled in 2002 than in 2003. This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the three months ended September 30, 2002 than the corresponding period in 2003.

    INTEREST EXPENSE. Interest expense for the three months ended September 30, 2003 primarily consisted of interest related to financing agreements and the convertible promissory notes we issued during the second quarter of 2003, as well as $60,000 in deferred financing fee amortization, while for the three months ended September 30, 2002 interest expense primarily consisted of interest related to financing agreements. As a result, interest expense increased by $146,000 to $154,000 for the three months ended September 30, 2003 when compared to $8,000 for the three months ended September 30, 2002.

    INTEREST INCOME. Interest income primarily consists of income on our cash balances. Due to lower cash balances, interest income decreased by $30,000 to $1,000 for the three months ended September 30, 2003, compared to $31,000 for the three months ended September 30, 2002.

    NET LOSS. Net loss of $2,151,000 for the three months ended September 30, 2003 increased by $1,543,000 when compared to $608,000 for the three months ended September 30, 2002. As described above, revenue was lower by $1,188,000 primarily due to revenue recognized in the third quarter of 2002 that was earned in prior periods for variable revenue components and performance-based incentive fees. Also contributing to the increased net loss was the $676,000 one-time adjustment to cost of revenue in 2002 related to a settlement of prior year related expenses.

   The following presents our financial position and results of operations as of and for the nine months ended September 30, 2003 and 2002.

    REVENUE. Revenue of $4,460,000 for the first nine months of 2003 reflected a
       $1,448,000 decrease from the $5,908,000 for the nine months ended September 30, 2002. The majority of the decrease is the result of 2002 revenue including approximately $1.6 million of variable revenue components and performance-based incentive fees for the Reckitt Benckiser PLC contract that expired in October 2002, while the renewed contract that expired in October 2003, and which has been subsequently renewed for another year, did not contain a significant variable and performance based revenue criteria. The closures of the Commerce Division and the PerformOne Network during 2002 also contributed $1.7 million to the lower revenue, as they added no corresponding revenue during 2003. However, the ConsumerREVIEW.com division, which was acquired in December 2002, contributed $1.9 million in new revenue for the nine months ended September 30, 2003.

    COST OF REVENUE.  Cost of revenue  decreased by $1,518,000 to $2,234,000 for the nine months ended September 30, 2003 when compared to $3,752,000 for the nine months ended September 30, 2002. This decrease can primarily be attributed to our 2002 restructuring plans to suspend the offering of the Commerce Division and the PerformOne Network. These restructuring plans contributed to the lower depreciation of $1,407,000 (as a result of the write-off of assets), the lower network and hosting charges of approximately $851,000, and lower revenue share payments of $37,000. These lower costs for 2003 were offset by the 2002 reversal of $676,000 in expenses due to favorable settlements of liabilities for costs incurred in the previous year.

    PRODUCT DEVELOPMENT.  Product  development expense for the nine months ended
       September 30, 2003 was $2,067,000, a decrease of $1,231,000 when compared to the nine months ended September 30, 2002. Although the ConsumerREVIEW.com division added new expenses to 2003, this increase was more than offset by the decrease that resulted from our 2002 plans to suspend the offerings of our Commerce Division and our PerformOne Network, as well as other organizational efficiency initiatives.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 2003 of $5,360,000 represented a decrease of $3,415,000 when compared to the $8,775,000 for the nine months ended September 30, 2002. As a result of our 2002 restructuring plans to close the Commerce Division and the PerformOne Network and reduce our overall workforce, general and administrative expenses were lower by approximately $1,198,000. Depreciation and amortization decreased by $683,000, reflecting the net effect of the write-off of tangible and intangible assets (associated with our 2002 restructuring plans) and the additional tangible and intangible assets related to the ConsumerREVIEW.com division. In addition, approximately $738,000 of the decrease was due to lower rent expense associated with the termination of the Redwood Shores, California and UK facility leases, as well as the partial termination of the Bethesda, Maryland facility lease. Also contributing to the difference in general and administrative expense was the $258,000 foreign exchange loss incurred during the second quarter of 2002.

    SALES AND MARKETING. Sales and marketing expenses decreased by $1,329,000 to
       $1,830,000 for the nine months ended September 30, 2003, compared to $3,159,000 for the nine months ended September 30, 2002. While the December 2002 addition of the ConsumerREVIEW.com division added $422,000 in new expenses, the closure of the Commerce Division resulted in overall lower expenses of $629,000. The reduction in the number of sales and marketing personnel, as well the reduction in advertising and promotional expenditures associated with our reduced product offering and our cost-cutting efforts contributed to the remaining portion of the decreased costs.

    STOCK-BASED COMPENSATION. Stock-based compensation expense was $219,000 for the nine months ended September 30, 2003, compared to a $291,000 for the nine months ended September 30, 2002. The variability of this expense was the result of more options, for employees who had not fully vested due to termination of employment, being cancelled in 2003 than in 2002. This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the nine months ended September 30, 2003 than the corresponding period in 2002.

    INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2003 primarily consisted of fees related to financing agreements and the convertible promissory notes issued during the second quarter of 2003, as well as $120,000 in deferred financing fee amortization recognized during the second and third quarters of 2003, while for the nine months ended September 30, 2002 it primarily consisted of interest related to financing agreements. As a result, interest expense increased by $219,000 to $247,000 for the nine months ended September 30, 2003 when compared to $28,000 for the nine months ended September 30, 2002.

    INTEREST INCOME. Interest income for 2003 consisted only of income on our cash balances, while interest income for 2002 also included interest from our promissory notes. Interest income decreased by $268,000 to $10,000 for the nine months ended September 30, 2003, compared to $278,000 for the nine months ended September 30, 2002.

    NETLOSS.  Net loss of  $7,4880,000  for the nine months ended  September 30,
       2003 decreased by $6,812,000 when compared to $14,300,000 for the nine months ended September 30, 2002. Overall, total operating costs decreased by $8,714,000 when compared to prior year. Approximately $1,147,000 of the lower operating costs was due to the restructuring and impairment charges recorded during 2002. The remaining lower operating costs can be primarily attributable to the closure of the Commerce Division and the PerformOne Network during 2002, as well as other organizational efficiency initiatives.

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

    In March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance, our financial consultant and investor relations advisor, and InVenture, Inc., one of our stockholder, for an aggregate sum of up to $6 million. We may draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. As of September 30, 2003 we have not drawn down any funds.

    Subsequent to the issuance of the promissory notes in March 2003, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the $6 million convertible promissory note that we issued to Friedli Corporate Finance and InVenture, Inc. in March 2003. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory note of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial $6 million commitment. The six convertible promissory notes that we issued during second and third quarters of 2003 are the initial steps of the syndication process. In addition, during October 2003 and November 2003 we issued two additional convertible $500,000 promissory notes, for a total of $1,000,000 as part of the syndication.

    During the second and third quarters of 2003, we received $1,950,000 through the issuance of six convertible promissory notes to third parties. As part of the investment advising services provided by Mr. Friedli, one of our stockholders and directors, to us by agreement, we customarily provide a fee based on any financing placed by Mr. Friedli. In the second and third quarters, Mr. Friedli placed $1,950,000 in convertible debt in six promissory notes. Mr. Friedli was paid $195,000 for his services in connection with these financings.

    On September 30, 2003, we held $308,000 in cash and cash equivalents. In addition, we had restricted cash of $126,000 in the form of three certificates of deposit. Two of the certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices. The third certificate of deposit serves as collateral for a letter of credit commitment related to our D&O insurance policy. As we make our monthly payments on the insurance policy, the certificate of deposit is reduced by the corresponding amount and such amount is transferred to our operating account. Our renewal policy does not require a letter of credit; therefore, subsequent to September 30, 2003 the certificate of deposit reductions no longer occur.

    Cash used in operating activities for the nine months ended September 30, 2003 was $4.3 million, a decrease of $9.5 million over the $13.8 million for the nine months ended September 30, 2002. Net cash flows used in operating activities for both periods primarily reflect our net losses for the period.

    Investing activities for the nine months ended September 30, 2003 and September 30, 2002 provided $587,000 and $738,000, respectively, in cash. Cash provided by investing activities for the nine months ended September 30, 2003 included the reduction in restricted cash of $619,000 offset by $72,000 used to purchase property and equipment and intangible assets. The majority of the cash provided by investing activities for 2002 is due to the decrease of $1 million in restricted cash resulting from the certificate of deposit, which was used as collateral for the letter of credit commitment associated with the Redwood Shores, California office, being converted to cash. The cash was subsequently transferred to Inktomi Corporation, in accordance with the amendment to the sublease agreement that provided for an early termination of the sublease (which was part of our 2002 restructuring plan). The cash provided by investing activities also includes $314,000 used to purchase property and equipment, the increase in security deposits of $79,000 and $34,000 in cash outflows related to the BrightStreet.com acquisition.

    For the nine months ended September 30, 2003, the net cash provided by financing activities of $1,736,000 represented $1,950,000 received related to the issuance of five convertible promissory notes, offset by $214,000 in payments under capital lease obligations. The net cash provided by financing activities of $10,136,000, for the nine months ended September 30, 2002, reflects the $10.3 million net proceeds from the notes receivable from stockholders that were issued in conjunction with our October 2001 rights offering, offset by the $155,000 in payments under capital lease obligations.

    We believe that our existing cash resources, along with our current remaining available line of credit of up to $3 million (as discussed above) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the third quarter of 2004. Should future revenue be insufficient to cover our operating costs, we will need to secure additional funds to ensure future viability. We may need to raise additional funds sooner to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business. To the extent that our existing funds are not sufficient to enable us to operate into the second quarter of 2004 and beyond, Friedli Corporate Finance has provided a written commitment to provide us with a capital infusion of up to an additional $14 million for continued operations and future business expansion purposes. However, no formal terms and conditions have been agreed upon for the additional $14 million.

RECENT DEVELOPMENTS

Convertible Promissory Notes

     As part of the syndication process, as discussed above, during October 2003 and November 2003, we issued a convertible promissory note to each of InVenture, Inc. and another private investor, each with principal amounts of $500,000. As part of the investment advising services provided by Mr. Friedli, one of our stockholders and directors, to us by agreement, we customarily provide a fee based on any financing placed by Mr. Friedli. In the fourth quarter, Mr. Friedli has placed $1,000,000 in promissory notes and has been paid $115,000 for his services in connection with these financings. The terms of the notes include, among other things:

    o   an 8% interest rate;
    o   a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances that the note will automatically convert to the our common stock;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%); and
    o   a security interest in substantially all of the our assets.

Options

    During the fourth quarter of 2003, we plan to issue approximately 7.8 million options to current employees. The options contain both a fixed component and a variable component .We expect that the fixed component will result in a fourth quarter charge of approximately $2.5 million and the variable component cannot be estimated as it is subject to fluctuations in the our stock price.

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

ITEM 4.    CONTROLS AND PROCEDURES

    (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

    (b) There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    On September 24, 2002, Trifocal, LLC instituted the case Trifocal v. E-centives in the Superior Court of the State of California, for monetary damages of approximately $80,000, plus interest, attorney's fees and costs due to them. Trifocal's claims are based on different breach of contract and other theories. Trifocal claims that they have performed their portion of two alleged sales consulting agreements with us, and that we failed to pay any portion of their fees. We believe we have valid defenses to each of Trifocal's claims. Since this lawsuit is in its formation stages, no statement about the prospects of the case can be made at this time.

    On or about February 6, 2003, Marketex Storage Systems, Inc. filed suit against us in California Superior Court, County of Santa Clara alleging that $53,514 plus interest, attorney's fees and costs is due to them. Their claims are based on different breach of contract and related theories for various maintenance and support services. The parties have now settled this dispute and entered into a formal settlement agreement whereby we have agreed to pay a total of $53,514 in equal installments over nine months until December 1, 2003. We have made installment payments through October, 2003. Upon our final payment, the agreement provides for a full release of claims against us.

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

     On or about October 10, 2002, we received a demand letter from Orrick, Herrington & Sutcliffe, LLP, ("Orrick"), a law firm representing Bowne of New York City ("Bowne"), a financial printing company, demanding payment of $91,527 for financial printing services allegedly rendered by Bowne. The demand letter also indicated that if the matter was not amicably resolved, Bowne would commence legal proceedings. The parties have now settled this dispute and entered into a formal settlement agreement whereby we have agreed to pay a total of $71,734 in equal installments over six months until July 15, 2003. Two more installment payments are to be made. Upon our final payment, the agreement provides for a full release of claims against us.

    On or about April 1, 2002 the trustee for Debtor, CyberRebate ("Trustee") filed suit against us in the United States Bankruptcy Court, Eastern District of New York ("Bankruptcy Court") for recovery of $210,000 allegedly paid to us as an avoidable preference under U.S. Bankruptcy laws. On or about February 20, 2003, the parties agreed to a settlement and entered into a stipulation and order ("Stipulation and Order") for Bankruptcy Court approval, whereby we and the Trustee settled the claim in accordance with the following:

    o   We shall pay a total of $189,000 (the "Settlement Amount");

    o Commencing on February 24, 2003, and on the first business day of each successive month thereafter, we shall pay equal monthly installments of $15,750 into escrow until the stipulation and order entered into by the parties is finally approved by the Bankruptcy Court, after which time all remaining payments shall be made to the Official Committee of Unsecured Creditors ("OCUC"), with the final payment of $31,500 made no later than the first business day of December, 2003;

    o Notwithstanding the payment schedule set forth above, in the event the Bankruptcy Court enters an Order confirming a plan of liquidation or dismissing the Debtor's case (the "Triggering Events"), then we shall have until the later of (i) 10 days from entry of such an Order with respect to any of the Triggering Events, or, (ii) June 1, 2003, to pay to the OCUC an amount equal to the difference between the Settlement Amount and the aggregate amount of payments previously made to the Trustee.

    In exchange for such payments, the Trustee shall fully release all claims against us and dismiss the suit against us with prejudice, and we will have a general unsecured claim against the Debtor's estate in the amount of $21,000. To date, we have paid Trustee approximately $142,000.

    There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the nine months ended September 30, 2003, including no changes in the status of the settlement with
coolsavings.com, Inc. ("coolsavings). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

    o $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents.

    o $250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that the we may be entitled to a license under the coolsavings' patent at issue as a result of our acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between coolsavings and BrightStreet.com regarding the same coolsavings patent at issue in our settled litigation. As such, the parties are currently in discussions regarding the resolution of this issue.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Series A Convertible Preferred Stock

    During the first two quarters of 2003, 192,500 shares of our Series A convertible preferred stock that were issued in conjunction with our October 2001 rights offering were converted into 1,925,000 shares of our common stock. During the third quarter of 2003, an additional 23,500 shares of our Series A convertible preferred stock were converted into 235,000 shares of our common stock.

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

Warrants

    On October 8, 2002, the board of directors approved the issuance of 6,000,000 warrants (the "Warrants") to four investors (the "Investors") as consideration for a $20 million financing commitment (the "Financing Commitment"), which was memorialized in a letter to us, by Friedli Corporate Finance, dated September 12, 2002 (the "Commitment Letter"). In the Commitment Letter, Friedli Corporate Finance, a financial advisor to us, agreed to provide us with the Financing Commitment. The Warrants were issued to the Investors in connection with Friedli Corporate Finance agreeing to provide the Financing Commitment. The Warrants were issued to the Investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933.

    The Warrants entitle each Investor to purchase one share of our common stock, $0.01 par value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the Warrants, the exercise period will begin three months from January 6, 2003 and end on April 7, 2008 at 5:00 P.M. Eastern time.

Options

    During the nine months ended September 30, 2003, we granted options to purchase a total of 736,350 shares of common stock, of which 243,310 are performance based, under the amended and restated Stock Option and Incentive Plan to certain of our employees. During that period, no options were exercised to purchase shares of common stock, and options to purchase 430,150 shares of common stock were forfeited by employees leaving the company. We plan to issue approximately 7.8 million options to current employees during the forth quarter of 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our annual meeting of stockholders was held on August 28, 2003. At the meeting, the stockholders elected three directors to our Board of Directors for the ensuing year and until their successors are elected. Results of the voting were as follows:

Name of nominees            For             Withheld              Against
------------------   -----------------  -----------------     ----------------
Kamran Amjadi           33,454,392              0                             --
Mehrdad Akhavan         33,454,392              0                             --
Peter Friedli           33,454,392             30                             --

    In addition, at such meeting the stockholders ratified the designation of KPMG LLP as our independent certified public accountants. Results of the voting were as follows:

         For:      33,454,392
         Against:  0
         Witheld:  0

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER                            DESCRIPTION
---------------------- ---------------------------------------------------------

31.1                   Certification  of Chief  Executive  Officer  pursuant  to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                   Certification  of Chief  Financial  Officer  pursuant  to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                   Certification of the Chief Executive  Officer Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2                   Certification of the Chief Financial  Officer Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.


(b) Reports on Form 8-K


    Current Report on Form 8-K, filed on August 8, 2003,  reporting under Item 9
        - Regulation FD Disclosure (Information furnished pursuant to Item 12 - Results of Operations and Financial Condition) that E-centives, Inc. issued a press release announcing its financial results for the quarter ended June 30, 2003 and regarding adjusted EBITDA information included in such press release. A copy of the press release was filed as an exhibit to such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2003.

                                E-CENTIVES, INC.




                                By:  /s/ David A. Samuels
                                   ---------------------------------------------

                                David A. Samuels
                                Chief Financial Officer (Duly
                                Authorized Representative and
                                Principal Financial and
                                Accounting Officer)

                                                                    EXHIBIT 31.1
                                 CERTIFICATIONS


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

    4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

        c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date:  November 14, 2003
                                      By: /s/ Kamran Amjadi
                                         ---------------------------------------
                                         Kamran Amjadi
                                         Chairman and Chief Executive Officer

                                                                    EXHIBIT 31.2

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

    4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

        c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

    5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date:  November 14, 2003
                                                      By: /s/ David A. Samuels
                                                         -----------------------
                                                         David A. Samuels
                                                         Chief Financial Officer

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of E-centives, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's knowledge:

    (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

    and

    (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of November, 2003

                                            E-CENTIVES, INC.

                                            /s/ Kamran Amjadi
                                            ------------------------------------
                                            Kamran Amjadi
                                            Chairman and Chief Executive Officer

* A signed original of this written statement required by Section 906 has been provided to of E-centives, Inc. and will be retained by of E-centives, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of E-centives, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's knowledge:

    (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

    and

    (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of November, 2003

                                              E-CENTIVES, INC.

                                              /s/ David A. Samuels
                                              ----------------------------------
                                              David A. Samuels
                                              Chief Financial Officer

* A signed original of this written statement required by Section 906 has been provided to of E-centives, Inc. and will be retained by of E-centives, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.