Form 10-K
period 2003-12-31
E CENTIVES INC
filed 2004-06-30
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the SWX Swiss Exchange as of June 30, 2003 was $7,589,233.06 (1).

         (1) Assumes an exchange rate of 1.34862 Swiss Francs per one U.S. Dollar as of June 30, 2003.

         As of June 15, 2004, there were 57,762,859 shares of the registrant's common stock outstanding.
================================================================================

                                E-CENTIVES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
 PART I
     Item 1.    Business.................................................      3
     Item 2.    Properties...............................................     12
     Item 3.    Legal Proceedings........................................     12
     Item 4.    Submission of Matters to a Vote of Security Holders......     13
 PART II
     Item 5.    Market for Registrant's Common Stock and Related
                Stockholder Matters......................................     14
     Item 6.    Selected Financial Data..................................     16
     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................     17
     Item 7A.   Quantitative and Qualitative Disclosures
                About Market Risk........................................     39
     Item 8.    Financial Statements and Supplementary Data..............     39
     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...................     39
     Item 9A.   Controls And Procedures..................................     39
 PART III
     Item 10.   Directors and Executive Officers of the Registrant.......     41
     Item 11.   Executive Compensation...................................     43
     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters...........     46
     Item 13.   Certain Relationships and Related Transactions...........     48
     Item 14.   Principal Accounting Fees and Services...................     49
 PART IV
     Item 15.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K..................................     50
SIGNATURES...............................................................     51

                                E-CENTIVES, INC.

                                     PART I

ITEM 1- BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Except for any historical information, the matters we discuss in this Annual Report on Form 10-K concerning our company contain forward-looking statements. Any statements in this Annual Report on Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors", as well as other factors identified in our filings with the SEC and those presented elsewhere by its management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Annual Report on Form 10-K. The Company assumes no obligation to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

OVERVIEW

    We provide  interactive  direct  marketing  technologies  and  services  for marketers. We offer a suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences. During 2003, our principal products included the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and advertising and e-commerce related services provided through the ConsumerREVIEW.com division.

    o Our Interactive Database Marketing System is a comprehensive solution that offers a suite of e-marketing technologies including e-mail marketing, online promotions and data warehousing. Our system provides solutions for creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives, and track individual consumer's responses to such activities.

    o Our Promotions System enables companies to create, manage, deliver and track promotional vehicles, such as print-at-home online coupons. The system's printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods. The technology can also be used to build knowledge about consumers, such as their prior product purchases and loyalty data, and to get a more accurate measure of the actual impact of online marketing expenditures on sales.

    o Our E-mail Marketing System enables companies to build ongoing, personalized dialogs with their audiences through e-mail. Our system can improve effectiveness of e-mail marketing campaigns through segmentation and targeting and can raise response rates, enabling our clients to boost sales, strengthen brands and build loyalty with their customers.

    o ConsumerREVIEW.com manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the Web. We focus on creating an online environment that fosters communication and consumer-generated reviews of products, by providing an interface to a large database of product information, forums, and other useful content.

    Of our total net revenue of $6.1 million for the year ended December 31, 2003, one of our Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $2.7 million, or 45%, of our net revenue. This customer's initial contract expired in October 2002; however, the customer subsequently signed two annual renewal agreements, with the most recent renewal expiring on December 31, 2004. Although each renewal agreement has been at a lower rate than the previous agreement, loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

OUR PRODUCTS AND SERVICES

    We launched our direct marketing services in November 1998 by delivering e-centives (promotions including such items as digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives) through our PerformOne Network (previously called Promotions Network). While we were introducing our Promotions Network between November 1998 and June 1999, we allowed marketers to use the system at no charge. We then began generating revenue in the third quarter of 1999. In conjunction with the acquisition of the Commerce Division, from Inktomi Corporation in March 2001, the Commerce Engine and Commerce Network began generating revenue in late March 2001. In July 2001, we started producing revenue from our E-mail Marketing System. With the acquisition of the Promotions System from BrightStreet.com in December 2001, we began generating revenue by providing services from the Interactive Database Marketing System. During 2002, we decided to suspend offering our Commerce Division's products and services, as well as the offerings of our PerformOne Network. With the acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, we began generating revenue from advertising fees and e-commerce transaction fees from our ConsumerREVIEW.com division.

    Currently, our principal products and services include the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and advertising and e-commerce related services provided through our ConsumerREVIEW.com division.

                      INTERACTIVE DATABASE MARKETING SYSTEM

    In December 2001, we combined the Promotions System, our E-mail Marketing System, our data warehousing system and our online reporting system, and began offering the services of our Interactive Database Marketing System. This technology and infrastructure, which, to date, has been primarily targeted at consumer packaged goods companies, allows companies to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a consumer transaction database, a data warehouse, a micro site and survey generator and our patented coupon promotion system. This system enables companies to acquire consumers, collect consumers' brand preference and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, track individual usage of each coupon, as well as track and report every consumer interaction with the system. For the years ended December 31, 2003, 2002 and 2001, we generated 53%, 67% and 1%, respectively, of our revenue from our Interactive Database Marketing System. Approximately 86%, 93% and 100% of our aggregate Interactive Database Marketing System revenue for the years ended December 31, 2003, 2002 and 2001, respectively, was generated from our contract with Reckitt Benckiser PLC.

                                PROMOTIONS SYSTEM

    Our Promotions System, which we acquired in December 2001 as part of the acquisition of substantially all of the assets of BrightStreet.com, enables companies to create, manage, deliver and track promotional vehicles, such as print-at-home online coupons. Our system's printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods. In addition, our system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles. Our technology can also be used to build knowledge about consumers, such as their prior product purchases and loyalty data, and to get a more accurate measure of the actual impact of online marketing expenditures on sales. For the years ended December 31, 2003, 2002 and 2001, revenues from our Promotions System has been included in the revenues generated from our Interactive Database Marketing System.

                             E-MAIL MARKETING SYSTEM

    Our E-mail Marketing System allows companies to build ongoing, personalized dialogs with their audiences by outsourcing their e-mail marketing needs to us. It lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. This solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and analytical services. It is designed to help build an ongoing, personalized communication with the client's intended audience and maximize effectiveness through segmentation and targeting. For the years ended December 31, 2003, 2002 and 2001 we generated 3%, 5% and 2% of our revenue, respectively, from our E-mail Marketing System.

                               CONSUMERREVIEW.COM

    Our ConsumerREVIEW.com division is a leading source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. Users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and shop online. Our ConsumerREVIEW.com division's services primarily include advertising and e-commerce referrals. For the years ended December 31, 2003 and 2002, we generated 44% and 3%, respectively, of our revenue from our ConsumerREVIEW.com division. As we acquired the ConsumerREVIEW.com division during December 2002, there was no revenue for the year ended December 31, 2001.

                               PERFORMONE NETWORK

    Our direct marketing system was designed to enable marketers to access a database of consumers across the websites of our network partners and by e-mail. Our PerformOne Network included a web-based application that enabled consumers to register to receive promotional offers at our network partners' websites or through our website. Our members provided demographic information and product category interests in return for targeted offers. Our system then delivered offers for products and services directly to the member's account or through e-mail. PromoMail, the primary service we provided our marketers, consisted of targeted e-mails highlighting a marketer's specific promotion. Our application provided network partners with the ability to present offers to their users without the costs and challenges of building and maintaining their own online direct marketing system. Due to the closure of the PerformOne Network during 2002, no revenue was generated during the year ended December 31, 2003; however, for the years ended December 31, 2002 and 2001, we generated 4% and 62%, respectively, of our revenue from the PerformOne Network.

                     COMMERCE DIVISION PRODUCTS AND SERVICES

    Through the acquisition of the Commerce Division in March 2001, we acquired a system that provided product search, price comparison and merchandising services. However, as part of our second quarter 2002 restructuring plan, we discontinued offering our commerce products and services, the Commerce Engine and the Commerce Network. As a result, no revenue was generated during 2003, but for the years ended December 31, 2002 and 2001 we generated 21% and 35%, respectively, of our total revenue from the Commerce Division.

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

    Commerce Network. This system enabled merchants to distribute and promote their products to the end users of our Commerce Engine customers. It collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for search through our Commerce Engine customers.

INFORMATION ON OUR OPERATING SEGMENTS

Basis of Reportable Segments

    In accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information, starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., we report our segment information in two reportable segments: E-centives and ConsumerREVIEW.com.

    o E-centives includes the services of the Interactive Database Marketing System, the Promotions System and the E-mail Marketing System. For 2002, E-centives also included the PerformOne Network, the Commerce Engine and the Commerce Network, all of which we discontinued offering during 2002.

    o ConsumerREVIEW.com sells advertising and e-commerce services that are provided through a network of web communities.

    FAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources.

    The chief operating decision maker evaluates the performance of the Operating Segments and allocates resources based on operating profit or loss and cash generated from operations. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements, which notes begin on page F-7.

Segment Financial Information

    For financial information regarding our reportable segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 13 of the Notes to Consolidated Financial Statements, which notes begin on page F-7.

OUR BACKLOG

    We include in our backlog only those customer orders for which we have a signed agreement with a defined term for the customer relationship. At December 31, 2003, the quantity of backlog orders was not significant, because the majority of our agreements have a short period of time between the signing of the agreement and the providing of the service.

    Our backlog was approximately $1.4 million and $2.4 million at December 31, 2003 and 2002, respectively. Backorders for both years included contracts for sales of our Interactive Database Marketing System and our E-mail Marketing
System. The decrease is primarily due to the renewal of a significant Interactive Database Marketing System agreement at a lower rate than the previous agreement, as well as a reduction in the number of agreements with defined terms.

ACQUISITION

    On December 4, 2002, we acquired substantially all of Consumer Review Inc.'s assets and certain of its liabilities through an Asset Purchase Agreement. The cost of the acquisition was approximately $2.6 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $216,000 in acquisition costs. At closing, the Series B convertible preferred stock was placed into escrow. Upon the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a defined schedule. Based upon the revenue generated by our ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock will be adjusted to 8 to 1. The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement.

    The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. We engaged an independent  third-party  appraiser  to  perform  a  valuation  of the  Series B
convertible   preferred  stock  and  intangible   assets   associated  with  the
acquisition.

SALES AND MARKETING

    We seek to establish relationships with clients principally through our direct sales force, as well as working with advertising or promotional agencies to reach their clients. During 2003, we maintained sales personnel in the Washington, D.C. and San Francisco metropolitan areas, New York, Connecticut and Florida.

    In order to strengthen our existing relationships with clients, we offer account management, technology integration and consulting services. We assign account managers with knowledge of on-line marketing to clients with the goal of increasing the performance of their marketing efforts and overall satisfaction with our services. Our account managers also provide periodic reports to clients and help formulate strategies to more effectively market their products and services.

    We primarily market our products and services through conferences and tradeshows.

TECHNOLOGY

    We monitor and test our system and software, and from time to time have identified minor defects. We address such defects by rewriting software code and, if possible, replacing small portions of our proprietary software with commercially available software components. Any difficulties in implementing new software may result in greater than expected expense and may cause disruptions to our business. We spent approximately $2.5 million, $4.1 million, and $7.9 million in 2003, 2002 and 2001, respectively, on research and development activities.

                               CONSUMERREVIEW.COM

    To meet the demands of its network of growing web communities and product research sites, Consumer Review, Inc. developed a proprietary web architecture based on Microsoft .NET(R) enterprise server technology. We acquired this technology when we purchased substantially all the assets of Consumer Review, Inc. in December 2002. The system was built for scalability, reliability, and interoperability with web-enabled enterprise partners. It was developed for simplified manageability, using open web standards, such as XML. The web architecture was envisioned in 2000 and developed and launched in 2001.

         Functions:
              o Provides product research and drives purchasing decisions based on the experience of other consumers.
              o Creates enthusiast communities with communication on message boards, marketplaces, and photo galleries.
              o Delivers advertising, merchandising, content syndication, e-commerce partnerships, and other valuable services.

         Components:
              o    User  profiling -  registration  and login for  various  site services.
              o    Workflow,   content,   account,   service   and   syndication
                   management.
              o Network operations on an array of load balanced, dynamic servers.

                                PROMOTIONS SYSTEM

    This system enables companies to create, manage, deliver and track promotional vehicles, such as print-at-home online coupons. This technology was built to meet the stringent requirements of consumer packaged goods manufacturers, including standardized bar codes and integration with existing coupon clearinghouses, but has benefits that cross many other industries. Our system's printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods. In addition, our system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles. Our technology can also be used to build knowledge about consumers, such as their prior product purchases and loyalty data, and to get a more accurate measure of the actual impact of marketing expenditures on sales. The promotions system consists of the following:

         o database servers for storing promotions, subscribers, content and promotion activity data;
         o data collection and transformation servers for importing and exporting both subscriber and promotion data;
         o application servers for promotion content management and promotions serving;
         o web servers to support campaign management, subscription management, and promotion activity tracking; and
         o client-side plug-in software that manages the subscribers' identification and printable coupon assembly and printing.

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

    All of our customers' subscribers and content for promotions are stored in relational databases. These databases are replicated to a stand-by database for fail-over purposes, and all data is regularly copied to tape for disaster recovery purposes. We host our promotions system in a data center that provides redundant network connectivity and diesel generated backup power. In addition we monitor and test our system, and as defects are identified they are addressed with version and process controlled upgrades.

                             E-MAIL MARKETING SYSTEM

    We have developed a proprietary e-mail marketing system that is built to scale with our customers. This system enables companies to communicate and build relationships with their audience via e-mail. This correspondence can be single messages or a series of messages that can be used to form a conversation and facilitate building relationships. The e-mail marketing system consists of the following:

         o database servers for storing e-mail lists, content and e-mail activity data;
         o data collection and transformation servers for importing and exporting both subscriber and e-mail activity data;
         o application servers for content management, personalization engine and inbound mail handling;
         o web servers to support campaign management, subscription management, viral marketing and activity tracking; and
         o    mail servers for sending and receiving e-mail.

    All of our clients' e-mail lists and content for e-mail campaigns are stored in a relational database prior to the sending of the e-mail campaigns. This database is constantly being replicated to a stand-by database for fail over purposes and all data is copied to tape nightly for disaster recovery purposes.

    Once an  e-mail  campaign  is run,  the  e-mails  are  assembled  using  our applications servers, which are clustered for load balancing and fault tolerance. Each e-mail can be individually personalized with relevant content and targeted offers for the respective recipients. As each message is assembled, it is sent to a farm of outbound mail servers using a load-balancing appliance, which is also fault tolerant. This architecture allows us to scale horizontally, simply by adding hardware to the required components. After an e-mail campaign has been sent, our data collection component collects and aggregates all e-mail activity and provides this to our clients via web based reporting.

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

                      DATA WAREHOUSING AND REPORTING SYSTEM

    We have developed a data warehousing and reporting system that was designed to scale with our needs. This system enables us to collect user level activity data from our various marketing applications, including our E-mail Marketing System and our Promotions System, and provide online reporting and analysis. This system provides our customers with the results of their marketing campaigns, and enables optimizing decision-making to improve their strategies and tactics. The data warehousing and reporting system consists of the following:

         o database servers for storing subscribers, marketing campaigns and activity data;
         o data collection and transformation servers for collecting subscriber activity data and importing subscribers;
         o reporting servers for aggregating subscriber level data into standard and custom reports;
         o    web servers for online report delivery; and
         o client-side plug-in software for browsers that manages the display of reports in both numerical and graphical formats with the ability to export data into various formats, such as Excel and HTML, for further distribution and analysis.

    All of our customers' data are stored in a relational database. This database is constantly being replicated to a stand-by database for fail-over purposes and all data is regularly copied to tape for disaster recovery purposes. Our reporting servers are fed aggregated data and are load balanced and fault tolerant. Our architecture allows us to scale the system, simply by adding hardware to the required components.

COMPETITION

    We believe that the market for our solutions to be rapidly evolving and intensely competitive. As a provider of online direct-marketing technologies and services, we generally compete with other marketing programs for a portion of a marketer's total marketing budget. We compete with a variety of businesses.

         Our primary competition can be categorized as follows:
              o both online and offline direct marketing and promotion companies;
              o    Internet-based marketing technology and services firms; and
              o other companies that facilitate the marketing of products and services on the Internet.

         Current or potential competitors include vendors that provide:
              o    database marketing solutions;
              o    e-mail marketing solutions;
              o    rewards programs; and
              o    coupon and promotion programs.

    We believe the market for our ConsumerREVIEW.com division to also be rapidly evolving and competitive. In this area, some of our current and potential competitors include:

         o    other providers of product reviews
         o publishers of content and information on special interest product categories
         o    shopping comparison or price search web sites
         o    providers of community forums, message boards, and photo galleries

    The failure to compete successfully would impair our ability to generate revenues and become profitable. Our ability to compete depends on many factors.

         Factors over which we have some level of control include:

              o    ability to enter into relationships with marketers;
              o    ability  to  provide  simple,   cost-effective  and  reliable
                   solutions;
              o    timely development and marketing of new services; and
              o ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

         Factors outside our control include:

              o development, introduction and market acceptance of new or enhanced services by our competitors;
              o    changes in pricing policies of our competitors;
              o    entry of new competitors in the market;
              o ability of marketers to provide simple, cost-effective and reliable promotions; and
              o    market economy impacts on our clients' marketing budgets.

    We expect competition to intensify as more competitors enter our markets; however, as referenced below, one of our most important assets is our intellectual property, which we believe will thwart competitive pressures for certain of our offerings. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and managerial resources than we do. Many of our competitors also generate greater revenue and are better known than we are. They may compete more effectively and be more responsive to industry and technological change.

INTELLECTUAL PROPERTY RIGHTS

    A large part of our success depends on protecting our intellectual property, which is one of our most important assets. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be seriously harmed.

    We have developed and acquired proprietary technology, including database and interface servers, offer creation and presentation software, and software to enable communication between marketers' systems and our system. All of our marketer clients who desire to use our software enter into a license agreement with us. In addition, we generally require employees, contractors and other persons with access to our proprietary information to execute confidentiality and non-compete agreements. We seek to protect our software, documentation and other written materials under trade secret and other intellectual property laws, which afford only limited protection. We have not registered any copyrights in the U.S. or elsewhere related to our software or other technology.

    We have several issued U.S. patents and a number of pending U.S. and foreign patent applications. Many of our pending patent applications seek to protect technology we use or may use in our business. We have no issued foreign patents, but we have several pending foreign patent applications. It is possible that no patents will be issued from the currently pending U.S. or foreign patent applications. It is also possible that our patents or any potential future patents may be found not infringed, invalid or unenforceable, or otherwise be successfully challenged. Also, any patent we have currently or that is issued to us may not provide us with any competitive advantages. We may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit or prevent our ability to do business. Some of our acquired patent rights are subject to reversion if certain payments are not made (see below regarding the acquisition of substantially all of BrightStreet.com's assets including patent rights for further details).

    We have registered the trademarks E-centives, PromoMail, PromoMail Spotlight, PromoMail Event, and PromoCast in the U.S, and have registered the trademark E-centives in the European Union and Switzerland. We have filed intent to use U.S. trademark applications for BrightStreet and BrightStreet.com, both of which have been allowed by the U.S. Trademark Office. Once we have filed proof of use of these trademarks, the registrations will issue. We have also filed two applications for registration of the trademark MAESTRO, which are both currently pending. One of the applications was opposed by MasterCard International. We have negotiated a settlement with MasterCard International of the opposition proceeding it filed against one of these MAESTRO applications and a potential opposition it could file against the other application. In accordance with the settlement terms, we have filed proposed amendments to the description of services in each application and are waiting for the U.S. Trademark Office to respond to the proposed amendments. Through our acquisition of substantially all of the assets of Consumer Review, Inc., we obtained several additional registered U.S. trademarks, including but not limited to Car Review, MTB Review, PC Photo Review, Golf Review, Garden Review, Computing Review, Videogame Review and Photography Review. We currently own several additional U.S. registered trademarks related to the ConsumerREVIEW.com business line, and we also claim rights in a number of additional tradenames associated with our business activities.

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

    There has been a substantial amount of litigation in the software industry regarding intellectual property rights. In fact, in 2000, we settled litigation with one of our competitors regarding our intellectual property (see Item 3 - "Legal Proceedings" for further details). It is possible that in the future, other third parties may claim that our current or potential future products infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, require us to enter into royalty or licensing agreements or subject us to an injunction. These agreements, if required, may not be available on terms acceptable to us or at all, which could materially adversely affect our business, financial condition, results of operations and cash flow. We have filed a patent infringement action against Coupons, Inc., pending in the United States District Court for District of Maryland and Consumer Networks, LLC in the United States District Court for the Southern District of California. Other patent infringement enforcement actions may be necessary to protect our intellectual property. See Item 3 - "Legal Proceedings" for further details.

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

EMPLOYEES

    As of December 31, 2003, we had a total of 50 employees, all of whom were based in the United States. Of these, 12 were sales and marketing, 13 were product development, 16 were general and administrative personnel and 9 were involved in providing our services. None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our employee relations are good. The table below reflects our employee headcount at December 31 for each of the years below:

                                    1997   16
                                    1998   31
                                    1999   74
                                    2000   110
                                    2001   153
                                    2002   85
                                    2003   50

RECENT DEVELOPMENTS

(a) Credit Facility

    During March 2004, the credit facility available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million. See below and Item 5 - "Market For Registrant's Common Stock And Related Stockholder Matters - Recent Sale/Issuance of Unregistered Securities" for further details.

(b) Convertible Promissory Notes

    As part of our syndication process, from January 2004 through June 2004, we issued six convertible promissory notes with principal amounts of $100,000, $400,000, $200,000, $600,000, $1,000,000 and $1,000,000. The terms of the notes include, among other things:

    o    an 8% interest rate;
    o    a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances that the note will automatically convert to our common stock;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%); and
    o    a security interest in substantially all of our assets.

(c) Options

    From January 2004 through June 2004, 99,250 options that were previously granted to employees were exercised.

(d) Late Filings and Investigation

    On March 31, 2004, we announced that we would require additional time to finalize and file our Annual Report on Form 10-k for the fiscal year ended December 31, 2003 ("Annual Report"). In a Form 8-K filed with the SEC on May 13, 2004, we disclosed that at a May 12, 2004 semi-annual New Venturetec investor conference in Zurich, Switzerland, we had announced that we would require additional time to finalize and file the Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 ("Quarterly Report").

    In our May 13, 2004 Form 8-K, we disclosed that, in connection with the finalizing of our Annual Report, we had encountered a recent non-financial representation by a senior Company official that we deemed to be inaccurate. Our Board of Directors determined that it was appropriate to undertake an independent  investigation  to  review  this and  other  matters.  The  Board of
Directors established a separate Committee of the Board to lead the investigation, such Committee consisting of Sean Deson (a non-management director) serving as Chairman of the Committee, and Messrs. Akhavan and Friedli. The Committee retained an independent law firm to conduct the investigation. The independent investigation has now been completed. For a discussion of the results, see Item 9A - "Controls and Procedures."

    As of the date of this filing, we have not filed the Quarterly Report. We expect to file the Quarterly Report after filing this Annual Report.

(E) ACQUISITION

    Pursuant to an Asset Purchase Agreement dated as of june 25, 2004, we acquired substantially all of the assets and certain of the liabilities of Collabrys, Inc. ("Collabrys"). Collabrys is a provider of interactive marketing technologies and services to enable customer acquisition and retention. Clients include well-known companies in the Consumer Products, Healthcare, and Financial Services industries. Consideration consists of a $15,000 cash payment and a 7% royalty payment on revenue, as defined in the purchase agreement. We believe that the Collabrys acquisition will enable us to both grow our client base and penetrate into new vertical industries, as well as add new products and services to our existing portfolio of solutions.


ITEM 2 - PROPERTIES

    We do not currently own any real estate. Our headquarters and principal administrative, finance, legal, sales and marketing operations are located in leased office space in Bethesda, Maryland, a suburb of Washington, D.C. This lease, which was renegotiated during 2002, is for approximately 23,500 square feet and is for a term of five years, expiring in September 2005. Our current monthly rent payment under this lease is approximately $72,000, with increases of 3% per year. In March 2002, we subleased approximately 10,000 square feet of the office space, with a monthly base rent of approximately $22,000 that increases 4% annually. This sublease commenced in March 2002 and expires in September 2005. In addition, in February 2004, we signed another sublease agreement with a monthly base rent of approximately $2,500 that commenced in February 2004 and expires in September 2005.

    During 2003, we also maintained an office of approximately 11,000 square feet in Foster City, California. The monthly rent payments were approximately $14,000 through November 2003 and increased to approximately $20,000 in December 2003. This lease expires on November 2004.

    Our ConsumerREVIEW.com operating segment is primarily located in the Foster City, California office, while the E-centives operating segment is located in both of our offices.

ITEM 3 - LEGAL PROCEEDINGS

    On or about September 24, 2003, Trifocal, LLC ("Trifocal") filed suit against us in California Superior Court, County of Santa Clara, alleging (inter alia) breach of contract and intentional and negligent misrepresentation. Trifocal initially claimed approximately $126,819 in specified money damages, as well as additional unspecified money damages, interest, punitive damages and attorneys' fees and costs. Trifocal explicitly stated that it intended to amend its complaint with respect to damages. In December 2003, we removed the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal's breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Pursuant to local court rules regarding alternative dispute resolution, the parties are participating in mediation. The initial mediation was held on June 28, 2004.

    On or about November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. Coupons, Inc. has answered our complaint by denying infringement and has raised affirmative defenses including non-infringement, invalidity, unenforceability, laches and/or estoppels, defenses under 35 U.S.C.
section 273 and other defenses. No counter claims were filed against us by Coupons, Inc. The case has been proceeding through discovery, although no trial date has yet been set. We and Black Diamond have filed a motion to add Consumer Networks, LLC and News America Incorporated as defendants based on their partnerships with Coupons, Inc. We also have filed a motion to add another one of our patents that relates to infringement by Coupons, Inc.'s email services. The court has not yet ruled on these motions.

    On January 21, 2004, we and Black Diamond CCT Holding, LLC filed (but have not yet served) a patent infringement action against Consumer Networks, LLC in California. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com, Inc. If the Maryland court grants the motion to add Consumer Networks, LLC to that action, the California suit will not be separately pursued. To date, no answer has been filed by Consumer Networks, LLC.

    On or about October 10, 2002, we received a demand letter from Orrick, Herrington & Sutcliffe, LLP, ("Orrick") a law firm representing Bowne of New York City ("Bowne") demanding payment of $91,527 for financial printing services allegedly rendered by Bowne. The letter also indicated that if the matter was not amicably resolved, then Bowne would commence legal proceedings. The parties have now settled this dispute and entered into a formal settlement agreement whereby we had agreed to pay $71,734 in equal installments over six months commencing on or about February 4, 2003. Our records reflect two payments remain outstanding. Orrick has indicated to us that it believes that we are in default of the settlement agreement.

    There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the fiscal year ended December 31, 2003, including no changes in the status of the settlement with
coolsavings.com, Inc. ("coolsavings). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

         o $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents.

         o $250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that we may be entitled to a license under the coolsavings' patent at issue as a result of our acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between coolsavings and BrightStreet.com regarding the same coolsavings patent at issue in our settled litigation. Coolsavings previously filed a lawsuit to collect such $250,000 amount, but we understand that it later voluntarily dismissed the lawsuit without prejudice.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended December 31, 2003, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Since our initial public offering on October 3, 2000, our common stock has traded on the SWX Swiss Exchange under the symbol "ECEN." The following table reflects the high and low sales prices, in Swiss Francs and U.S. Dollars, reported on the SWX Swiss Exchange for each quarter listed. The amounts listed in U.S. Dollars reflect the relevant exchange rate as of the date of such high or low price.


              PERIOD                          SWISS FRANCS             US DOLLARS             EXCHANGE RATES
---------------------------------          --------------------     -------------------     ---------------------
                                            HIGH          LOW        HIGH         LOW         HIGH         LOW
                                            ----          ---        ----         ---         ----         ---
                   2002
                  ------
Quarter ended March 31, 2002              CHF 1.14     CHF 1.00     $0.68        $0.60      0.59531      0.59577
Quarter ended June 30, 2002               CHF 1.14     CHF 0.38     $0.68        $0.25      0.59347      0.66796
Quarter ended September 30, 2002          CHF 0.46     CHF 0.22     $0.32        $0.15      0.69032      0.66538
Quarter ended December 31, 2002           CHF 1.58     CHF 0.19     $1.07        $0.13      0.67912      0.67195

                   2003
                  ------
Quarter ended March 31, 2003              CHF 0.85     CHF 0.30     $0.61        $0.22      0.71979      0.72296
Quarter ended June 30, 2003               CHF 0.64     CHF 0.32     $0.48        $0.23      0.75470      0.72443
Quarter ended September 30, 2003          CHF 0.98     CHF 0.46     $0.71        $0.34      0.72230      0.74010
Quarter ended December 31, 2003           CHF 1.04     CHF 0.60     $0.79        $0.48      0.76080      0.80100


HOLDERS

    As of February 17, 2004, the number of holders of our common stock was in excess of 85 record and beneficial owners.

DIVIDENDS

    We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see Item 7 -- "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" for further details.

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

RECENT SALE/ISSUANCE OF UNREGISTERED SECURITIES

Options

    During the year ended December 31, 2003, we granted options to purchase a total of 8,594,897 shares of common stock under our stock incentive plan to certain of our employees and directors. During that period, 314,325 options were exercised and 689,150 options were cancelled due to the forfeiture of options resulting from employees leaving the company and unearned performance based options.

Convertible Promissory Notes

    In March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance, financial advisor to us, and InVenture, Inc., one of our stockholders, for an aggregate sum of up to $6 million. The notes allowed us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. The terms of each of the notes include, among other things:

    o    an 8% interest rate;

    o    a maturity date three years from the date of issuance;

    o a conversion feature, which provides that under certain circumstances each note will automatically convert to our common stock;

    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

    o    a security interest in substantially all of our assets.

    Subsequent to the issuance of the promissory notes in March 2003, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes that we issued to Friedli Corporate Finance and InVenture, Inc. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial $6 million commitment. During 2003, we received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes and through June 28, 2004 we received $3,300,000 in connection with the issuance of six convertible promissory notes. The terms of each of the promissory notes are substantially similar to the promissory notes issued in March 2003, as noted above. We intend to use the funds for working capital and general corporate purposes. During March 2004, the credit facility available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million pursuant to amended notes. The general terms of the amended notes remain the same as the terms of the $6 million notes described above.

Warrants

    On  October  8,  2002,  our Board of  Directors  approved  the  issuance  of
6,000,000  warrants  to  four  investors  as  consideration  for a  $20  million financing commitment, which was memorialized in a letter to us, by Friedli Corporate Finance, dated September 12, 2002. In the commitment letter, Friedli Corporate Finance agreed to provide us with the $20 million financing commitment. The warrants were issued, as directed by Friedli Corporate Finance, to the four investors in connection with Friedli Corporate Finance agreeing to provide the financing commitment. The warrants entitle each investor to purchase one share of our common stock, $0.01 par value per share, for an initial exercise price of Swiss francs (CHF) 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and ends on April 7, 2008. Two of the warrant holder investors, Peter Friedli and Venturetec, are current stockholders. Pursuant to the terms of the private placement, Peter Friedli and Venturetec each received 1,000,000 warrants. As disclosed in our filings under the Securities Exchange Act of 1934, Peter Friedli beneficially owns 3% of New Venturetec AG, the parent of Venturetec, and is the President of both New Venturetec AG and Venturetec. Mr. Friedli has also been one of our directors since 1996. In September 2003, 390,000 of the 1,000,000 warrants issued to Peter Friedli were transferred to twelve other unrelated entities.

    For  his  continued   support  of  the  business  and  his  assistance  with
fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007.

Series B Convertible Preferred Stock

    In connection with our purchase of substantially all of the assets of Consumer Review, Inc., we issued into escrow 400,000 shares of our Series B convertible preferred stock as part of the consideration for the acquisition. Following the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined to be 8 to 1, based upon the achievement of contractually defined revenue during the calculation period. It is our current intention to register the Series B convertible preferred stock as soon as reasonably practicable, although in no event later than the end of the third quarter 2004.

    Venturetec and Pine Inc. (an entity controlled by Peter Friedli, one of our stockholders and directors) were debentureholders in Consumer Review, Inc; therefore, as a result of such acquisition Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock. Mr. Friedli serves as the investment advisor to both Venturetec and Pine.

Series A Convertible Preferred Stock

    On October 19, 2001, we closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares. Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the our Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances). During 2003, all of the shares of the Series A convertible preferred stock that had not been previously voluntarily converted were automatically converted into shares of our common stock. Such shares of common stock have been listed on the SWX Swiss Exchange since February 21, 2002.

ITEM 6 - SELECTED FINANCIAL INFORMATION

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (in U.S. Dollars in thousands, except share data)

    You should read the selected consolidated financial data shown below together with our consolidated financial statements and related notes and with
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report. Our consolidated statements of operations data for each of the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants, included elsewhere in this annual report. Our statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited financial statements not included in this annual report. The results are not necessarily indicative of the results that may be expected in future periods and are not comparable between prior periods as a result of business combinations consummated and the discontinuation of certain products and services in applicable years. Results of acquired businesses are included for the period subsequent to their respective dates of acquisition.

                                                                Year Ended December 31,
                                                   2003        2002        2001       2000        1999
                                                ----------------------------------------------------------

Consolidated Statement of Operations Data:
Revenue                                            $ 6,059     $ 7,221     $ 5,054     $10,230       $ 740
Cost of revenue                                      2,866       4,416       8,395       2,208       1,028
Product development,
  exclusive of stock-based compensation              2,519       4,069       7,933       2,873       2,427
General and administrative,
  exclusive of stock-based compensation              7,632      10,763      12,592       8,765       4,083
Sales and marketing,
  exclusive of stock-based compensation              2,312       3,886       9,997      19,006       7,889
Network partner fees                                     -           2         986       6,354         730
Restructuring and impairment  charge                     -       1,128       9,876           -           -
Stock-based compensation:
  Product development                                  156          60         201         822         283
  General and administrative                         2,203         106         362         333         297
  Sales and marketing                                  248         193         300         558         475
                                                ----------------------------------------------------------
Loss from operations                               (11,877)    (17,402)    (45,588)    (30,689)    (16,472)
Interest expense                                      (479)        (58)         (4)          -           -
Interest income, net                                    11         296         608         694         268
Other income                                             3           -           -          50          34
                                                ----------------------------------------------------------
     Loss before income taxes                      (12,342)    (17,164)    (44,984)    (29,945)    (16,170)
Income taxes                                             -          19         (19)          -          -
                                                ----------------------------------------------------------
     Net loss                                      (12,342)    (17,145)    (45,003)    (29,945)    (16,170)
Preferred stock dividend requirements
  and accretion of convertible
  redeemable preferred stock                             -           -           -        (552)       (383)
                                                ----------------------------------------------------------
Net loss applicable to common shareholders        $(12,342)   $(17,145)   $(45,003)  $ (30,497)  $ (16,553)
                                                ==========================================================

Basic and diluted loss per common share            $ (0.29)    $ (0.46)    $ (2.68)    $ (4.09)    $ (3.40)
Shares used to compute basic and diluted
  net loss per common share                     42,521,083  37,349,270  16,810,366   7,460,272   4,869,601



                                                     2003        2002        2001       2000        1999
                                                ----------------------------------------------------------
Consolidated Balance Sheet Data:
Cash and cash equivalents                              285       2,317      8,902      27,062        427
Working capital                                     (2,671)      1,039      2,177      26,094        872
Total assets                                         5,833      12,691     27,829      36,377      5,490
Deferred revenue                                       654       1,096      2,524         904        791
Long term obligations                                3,606         246      7,369           -      2,000
Stockholders' equity                                (2,437)      7,105     10,533      30,834        995


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our consolidated financial statements and the notes to those consolidated financial statements elsewhere in this Annual Report on Form 10-K beginning on page F-1. In addition to historical information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with our expansion plans and other factors discussed under "Risk Factors" and elsewhere in this annual report.

OVERVIEW

    We provide interactive marketing technologies and services, as well as commerce capabilities and solutions for companies across a range of industries. Businesses rely on our broad range of solutions to acquire and retain customers. With our proprietary technology, we provide acquisition and retention solutions for companies that do business with millions of Internet users every day. During 2003, our principal products included the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and advertising and e-commerce related services provided through the ConsumerREVIEW.com division.

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

    We launched our direct marketing service in November 1998 by delivering e-centives (promotions including such items as digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives) through our Promotions Network (subsequently called PerformOne Network) offerings. Between November 1998 and June 1999, while we were introducing our direct marketing service, we allowed marketers to use our direct marketing system at no charge. We began generating revenue in the third quarter of 1999. In conjunction with the acquisition of the Commerce Division, our commerce products and services began generating revenue in late March 2001. In August 2001, we started producing revenue from our e-mail marketing technology services and through the acquisition of BrightStreet.com in December 2001, we began generating revenue by providing online promotions management solutions through our Interactive Database Marketing System. During 2002 we suspended offerings of the Commerce Network, the Commerce Engine and the PerformOne Network. With the acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, we began providing additional advertising and e-commerce services from the ConsumerREVIEW.com division.

    Our E-mail Marketing System, which we began offering in August 2001, allows companies to outsource their e-mail marketing campaigns to us. This solution lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. Our e-mail marketing solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, and tracking and analysis services. Our e-mail marketing system is designed to help build an ongoing, personalized dialogue with the client's intended audience and maximize effectiveness through targeting and testing. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analysis services.

    On December 3, 2001, we entered into an Asset Purchase Agreement (the "Agreement") with BrightStreet.com, Inc. ("BrightStreet.com") whereby we acquired substantially all of BrightStreet.com's assets and certain of its liabilities. We acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of our common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of our common stock and about $369,000 in acquisition costs. In conjunction with the Agreement, we entered into a Patent Assignment Agreement (the "Assignment") with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the "Patents"), subject to certain pre-existing rights granted by BrightStreet.com to third parties ("Pre-existing Rights"), provided we make a certain payment to BrightStreet.com by December 3, 2005 (the "Payment"). If we make such Payment by that date, we shall own all rights title and interest in and to the Patents, subject to the Pre-existing Rights. Until such Payment is made, we have, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents. Until we take formal title to the Patents, we may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event we do not make the Payment by December 3, 2005, we shall retain a license to the Patents, but the license shall convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee. In exchange for the rights granted under the Assignment, beginning December 2002, we have been obligated to pay BrightStreet.com 10% of revenues received that are directly attributable to
(a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, we have the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

    With the acquisition of substantially all of BrightStreet.com's assets, we started offering online promotions technology and infrastructure that is used for powering a variety of promotional offerings, including coupons, rebates, sales circulars, surveys, trial offers and loyalty programs. This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and websites. It also enables businesses to gain insights about their consumer preferences and motivations, and enhance consumer relationships with rich data modeling and sophisticated targeting. Revenue consists of fees from the sale of licenses and related services.

    On December 4, 2002, we acquired substantially all of Consumer Review, Inc.'s assets and certain of its liabilities through an Asset Purchase Agreement. The cost of the acquisition was approximately $2.6 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $216,000 in acquisition costs. At closing the Series B convertible preferred stock was placed into escrow. Following the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was to be determined based upon the achievement of contractually defined revenue during the calculation period and was to be accordingly adjusted. Based upon the revenue generated by our ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock will be adjusted to 8 to 1. The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement.

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

    To date we have not been profitable, incurring net losses of $12.3 million, $17.1 million and $45.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. We have undertaken a series of cost-cutting measures to preserve cash and we continue to examine ways to manage our human and capital resources more efficiently. In addition to the restructuring plans noted below, we have undertaken efforts to reduce marketing and general overhead expenses, and continue to look prudently at all expenditures in order to reduce our ongoing operating costs.

         o In 2001, we implemented restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. As a result, we recorded restructuring/impairment charges of $9.9 million to reflect these actions. This charge consisted of costs related to the consolidation of excess facilities in our Bethesda, Maryland and Redwood Shores, California locations, severance and other employee benefit costs related to the termination of 63 employees, as well as a revaluation of the intangible assets associated with the Commerce Division.

         o In 2002 we recorded a net restructuring/impairment charge of $1.1 million. Approximately $1.3 million of the charge occurred during the second quarter of 2002, in association with the termination of our lease for the Redwood Shores facility and the closure of our Commerce Division. The charge related to the Redwood Shores facility was the net effect of the costs associated with terminating the lease and the reversal of the remaining 2001 accrued restructuring/impairment balance related to this facility. The Commerce Division related charge consisted of severance and other employee benefit costs for the termination of 18 employees, the cost of closing the operations of the United Kingdom subsidiary, the disposal and write-down of related tangible and intangible assets, as well as other costs associated with the closure of the Commerce Division. During the last two quarters of 2002, we recorded a net restructuring/impairment credit of approximately $181,000. This was the result of a $359,000 credit related to the revised plan for the Bethesda facility, which was partially offset by the costs of scaling back the PerformOne Network and an increase in the reserve that was established for the closure of the Commerce Division. The revised plan for the Bethesda office was due to the execution of a partial lease termination for one-half of the office space in this facility. As a result, we reversed the remaining accrued restructuring/impairment balance that was established in 2001 and set up a new reserve for the costs associated with the new agreement. The costs connected with scaling back the PerformOne Network included severance and other employee benefits for the termination of 19 employees.

CRITICAL ACCOUNTING POLICIES

    E-centives consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements, which notes begin on page F-7.

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

    Estimates are used in accounting for, among other things, allowances for uncollectible receivables, recoverability of long-lived assets, intangible assets, and investments, depreciation and amortization, goodwill, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statement in the period they are determined to be necessary.

    Our critical accounting policies are as follows:

    (a)  Revenue Recognition

              Revenue is generated by providing promotions marketing services, e-mail marketing services, advertising services and various other consulting services, as well as licensing our software products. Our current products and services principally include the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System, and advertising and e-commerce services provided through ConsumerREVIEW.com. Although we reduced the offerings of the PerformOne Network and eliminated the Commerce Engine and the Commerce Network, these systems contributed revenue into the third quarter of 2002.

              For the year ended December 31, 2003, one of our Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $2.7 million, or 45% of revenue. This customer's original agreement expired in October 2002 and the customer subsequently entered into two renewal agreements, with the most recent one expiring on December 31, 2004; however, each renewal agreement has been at a lower total value than the previous agreement based on fewer services ordered. This customer also represented approximately $874,000 of the $1,583,000 net accounts receivable balance as of December 31, 2003. We do not believe there is a significant risk of uncollectibility due to the customer's payment history and credit-worthiness.

         Interactive Database Marketing System: For the years ended December 31,
              2003, 2002 and 2001, the Interactive Database Marketing System represented 53%, 67% and 1%, respectively, of such year's revenue. Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services. Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer are recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. For agreements that also include a performance-based incentive fee component that is not finalized until the end of a period of time specified in the agreement, we recognize the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. Our only client with a performance-based incentive fee contributed approximately $96,000 and $1,064,000, respectively, in such revenue for the years ended December 31, 2003 and 2002, from the original contract that expired in October 2002. The first renewal agreement, which began in November 2002, also includes performance-based incentive fees that contributed $223,000 in revenue for the year ended December 31, 2003. The second renewal agreement, which began in November 2003 and ends in December 2004, does not contain a performance-based incentive fee component.

         E-mail Marketing System: Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided. Revenue from our E-mail Marketing System represented 3%, 5% and 2% of our total revenue for 2003, 2002 and 2001, respectively.

         ConsumerREVIEW.com:   Revenue  is   predominantly   generated   through
              advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. We earn revenue from performance-based programs when a user of our websites responds to a commerce link by linking to a customer's websites. For lead referral programs, we charge our customers on a cost-per-click basis, and recognize the revenue in the month the click occurs. For affiliate-commissions programs, we recognize our revenue when the commission is earned, which is in the month that the transactions occur. ConsumerREVIEW.com represented 44% and 3% of our revenue for the years ended December 31, 2003 and 2002, respectively.

         PerformOne  Network:  Although the services of the  PerformOne  Network were discontinued during 2002, the principal service, PromoMail, which was purchased by marketers either on a fixed fee basis or on a performance basis, represented approximately 4% and 30% (excluding marketing partner transactions as defined below) of our revenue for the years ended December 31, 2002 and 2001, respectively. For the fixed fee contracts, participating marketers were charged a fixed fee for each member to whom the e-mail is sent, and revenue related to the service was recognized upon transmission of the e-mail. When marketers purchased the service on a performance basis, revenue was based solely on the actions of our consumer members. We earned a contractually specified amount based on the number of members who click on the offer or other specified link, the number of purchases by our members, or the amount of sales generated by our members. Beginning January 1, 2002, revenue for performance related agreements was recognized upon cash receipts from the marketers for the actions of our members or upon notification of the actions for marketers that prepay. Prior to January 1, 2002, revenue was recognized upon notification of the actions of our members. This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue. The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue.

         Commerce Engine: With the closure of the Commerce Division during 2002, this product did not contribute any revenue during 2003, however it did represent 16% and 26%, respectively, of our 2002 and 2001 revenue. Revenue was primarily generated through license, support and maintenance fees from Internet portal and other website customers. Revenue was recognized ratably over the expected term of the contract.

         Commerce Network:  Due to the closure of the Commerce  Division  during
              2002, this product did not contribute any revenue during 2003, however it did represent 4% and 9%, respectively, of our 2002 and 2001 revenue. Through this system, we earned a contractually specified amount from merchants based on the number of end users who clicked on their specified product link or the amount of merchant's sales generated by the end users. Beginning January 1, 2002, revenue was recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action by an end user occurred. This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue. The change in revenue recognition to a cash receipts basis did not have a significant impact on revenue.


         Consulting  Services:   Customers  may  also  contract  for  consulting
              services, such as assistance with on-line marketing, promotions planning, consumer acquisition and analytics. Revenue related to these consulting services is recognized as the related services are provided.

         Marketing Partner  Transactions:  Revenue for the first two quarters of
              2001 included approximately $1.4 million in barter revenue ("marketing partner transactions"), which represents exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other websites. There were no marketing partner transactions during the years ended December 31, 2002 and 2003. Revenue and expenses from these marketing partner transactions were recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered was based upon our recent historical experience of cash received for similar e-mail deliveries. Such revenue was recognized when the promotional e-mails were delivered. Corresponding expenses were recognized for the advertisements received when our advertisements were displayed on the reciprocal websites or properties, which was typically in the same period as delivery of the promotional e-mails and were included in sales and marketing expense.

    (b)  Estimating valuation allowance for doubtful accounts

           The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of approximately $44,000 for the year ended December 31, 2003. As of December 31, 2003, our accounts receivable balance was approximately $1.6 million, net of allowance for doubtful accounts of approximately $63,000. Although approximately $874,000 of the balance relates to one customer, we do not believe there is a significant risk of uncollectibility due to the customer's payment history and credit-worthiness.

    (c)  Impairment of long-lived and amortizable intangible assets

              We perform an on-going analysis of the recoverability of our long-lived and amortizable intangible assets and, for the year ended December 31, 2003, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived and amortizable intangible assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment. However, such impairment conditions considered are the ability to maintain financial performance objectives, access to new markets and customers, overall market conditions, as well as the value of new contracts. We recorded no impairment charges during 2003; however, during the second quarter of 2002, in conjunction with our plan to close the Commerce Division, we wrote-off approximately $4.7 million of tangible assets and recorded an impairment charge of $694,000 for the full value of the intangible assets associated with the Commerce Division. This was subsequent to the impairment charge of $469,000 that we took during the fourth quarter of 2001 that resulted from the revaluation of the Commerce Division.

              Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we may determine that it is necessary to take additional material impairment charges in future periods, which could have a material adverse impact on our business, financial condition, results of operations and cash flow.

    (d)  Estimation of Restructuring Accruals

              During 2001, we implemented  an expense  reduction plan as part of our strategy focused on improving operational efficiencies and strengthening the financial performance of our business. These efforts resulted in the consolidation of excess facilities and the elimination of redundant positions. As a result of this restructuring plan, we recorded charges of approximately $9.4 million during 2001. These charges related mainly to the consolidation of the Redwood Shores, California and Bethesda, Maryland facilities and workforce reductions of 63 positions. Facility consolidation costs of approximately $9.0 million included expected losses on subleases, brokerage commissions and other costs. Employee separation costs of approximately $431,000 included severance and other benefits. During the second quarter of 2002, the remaining accrued reserve balance of approximately $6.5 million associated with the Redwood Shores facility was reversed because a new reserve was established to reflect the termination of the lease. In addition, during the third quarter of 2002, the remaining accrued reserve balance of approximately $1.4 million associated with the Bethesda facility was reversed as a new reserve was established to reflect a partial lease termination. As of December 31, 2003, there was no remaining accrued liability balance related to the 2001 restructuring charges.

              During 2002, management approved plans to terminate the lease for the Redwood Shores facility, close the Commerce Division, terminate one-half of the Bethesda facility lease and scale back the offerings of the PerformOne Network. A restructuring/impairment charge of approximately $9.0 million was recorded to reflect these actions. The charge included approximately $2.1 million in costs associated with terminating the Redwood Shores facility lease, $5.7 million for the disposal and write-down of tangible and intangible assets and other related expenses associated with closing the Commerce Division, $1.0 million in costs associated with the partial lease termination of the Bethesda facility and $215,000 in severance and other employee benefit costs related to the termination of 37 employees. As of December 31, 2003, the balance of the accrued restructuring/impairment charges recorded in 2003 was approximately $77,000.

              The calculation of the 2001 restructuring accrual related to consolidation of two of our offices required us to make estimates concerning: (1) the expected length of time to sublease the facility;
         (2) the expected rental rates on subleases; and (3) the estimated brokerage and refurbishment expenses associated with executing the subleases. Due to the early termination and partial termination of the Redwood Shores and Bethesda office leases, respectively, that occurred during 2002, we reversed the associated 2001 reserve balances and established new reserves for the actual costs to be incurred in terminating the leases. The calculation of the 2002 restructuring accrual related to closure of the Commerce Division required us to make estimates concerning the liquidation of tangible assets and the expected costs of terminating the UK office lease. The expected cost to terminate the UK office lease consists of monthly rental through September 30, 2002 and forfeiture of our security deposit of approximately $102,000. This is based on our best estimate; however, the landlord of the UK office facility has not responded to our requests to enter into a termination agreement. If the landlord of the UK office facility does not agree to a termination agreement, we could face a potential additional liability of approximately $364,000 for rental payments through September 2004. If the actual results differ from the our estimates, or as management's best estimates change from quarter to quarter, based on the latest information, we are required to adjust our restructuring accrual, including recording additional expenses.

              The policy regarding restructuring accruals changed effective January 1, 2003, due to the adoption of FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. In July 2002, the FASB issued FAS 146, which requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability will be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002.

    (e) Impairment of Goodwill and intangible assets with indefinite useful lives

              We adopted the provisions of FAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested, at least annually, for impairment. We continually evaluate whether events and circumstances that have occurred that indicate that the remaining value of any goodwill and/or intangible assets with indefinite useful lives may not be recoverable. During the second quarter of 2002, due to the closure of the Commerce Division, the associated goodwill was deemed impaired and the net value of approximately $657,000 was written off. At December 31, 2003, we had no goodwill or intangible assets with indefinite useful lives.

RELATED PARTY TRANSACTIONS

    Peter Friedli, one of our stockholders and directors, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG. Mr. Friedli also has relationships with several of our other stockholders; he serves as the investment advisor to InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. Mr. Friedli also services as the President of Friedli Corporate Finance, Inc., a company that provides us consulting services.

    On October 8, 2002, our Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment. Two of the investors were Peter Friedli and Venturetec, and each received 1,000,000 warrants. As part of this financing, in March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of our assets. Subsequent to the issuance of these promissory notes, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under the initial $6 million commitment. As part of the syndication process, during 2003, we issued nine convertible promissory notes totaling $3,450,000, and through June 2004 we received $3,300,000 in connection with the issuance of six convertible promissory notes. During March 2004, the credit facility available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million, pursuant to amended notes. The general terms of the amended notes remain the same as the terms of the $6 million notes described above.

    Venturetec and Pine were debentureholders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

    As part of our October 2001 rights offering, we sold shares of our common stock to Venturetec and Pine. Venturetec and Pine each delivered to us a promissory note as consideration for the subscription price for the shares of common stock for which each company subscribed. Venturetec's note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine's note was in the principal amount of CHF 8,687,530 (approximately $5.3 million). However, on January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes. The CHF 2,500,000 (approximately $1.5 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

         o In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying us CHF 2,083,334 (approximately $1.3 million) and delivered to us an amended and restated secured promissory note, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest. We simultaneously returned Pine's original CHF 8,687,530 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

         o Venturetec paid us CHF 416,666 (approximately $256,000) and delivered to us an amended and restated secured promissory note, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2%. This CHF 10,583,334 reflects an increase in Venturetec's secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec's original subscription price for the shares of our common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. We simultaneously returned Venturetec's original CHF 8,500,000 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

    In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2006, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli's services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes, Peter Friedli was paid fees of $360,000 during 2003. In conjunction with the $3.3 million of funds received during the first and second quarters of 2004, Peter Friedli is to be provided with an additional $330,000 in fees, which Mr. Friedli has indicated to us will be distributed to a number of third party banks and individuals who assisted in the financing effort. In addition, we engaged Friedli Corporate Finance, Inc. to support us in connection with the 2001 rights offering and reimbursed Friedli Corporate Finance, Inc. approximately $100,000 in expenses for such rights offering support.

    As a member of our Board of Directors, through December 31, 2003, Peter Friedli has received 90,000 options as Director Compensation (see Item 10 - "Directors And Executive Officers Of The Registrant" for further details).

    On June 22, 2004, Mr. Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. For his agreement to serve as Chairman of the Board, we agreed to award Mr. Deson 50,000 shares of our common stock. Mr. Deson is the founder of Deson & Co., Deson Ventures, and Treeline Capital, all technology-focused investment related firms. Prior to founding his investment firms, Mr. Deson was a Senior Vice President at Donaldson, Lufkin & Jenrette, now Credit Suisse First Boston. Messrs. Friedli and Deson have co-invested in a number of operating companies.

RIGHTS OFFERING

    On October 19, 2001, we closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares. Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of our Series A convertible preferred stock (convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances). After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction were approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.6 million, which related to promissory notes issued to us as part of the consideration for the rights offering, was received during the second quarter of 2002. In connection with the proceeds of the promissory notes, we incurred a foreign currency loss of approximately $258,000 in the second quarter of 2002 based upon the difference between the currency rates at the time the cash was received and the closing of the rights offering. During 2003, all of the shares of the Series A convertible preferred stock that had not been previously voluntarily converted were automatically converted into shares of our common stock. Such shares of common stock have been listed on the SWX Swiss Exchange since February 21, 2002.

RECENT DEVELOPMENTS

(a) Credit Facility

    During March 2004, the credit facility available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million. See below and Item 5 - "Market For Registrant's Common Stock And Related Stockholder Matters - Recent Sale/Issuance of Unregistered Securities" for further details.

(b) Convertible Promissory Notes

    As part of our syndication process, from January 2004 through June 2004, we issued six convertible promissory notes with principal amounts of $100,000,

$400,000, $200,000, $600,000,  $1,000,000 and $1,000,000. The terms of the notes include,  among other  things:

    o    an 8% interest rate;
    o    a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances that the note will automatically convert to our common stock;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%); and
    o    a security interest in substantially all of our assets.

(c) Options

    From January 2004 through June 2004, 99,250 options that were previously granted to employees were exercised.

(d) Late Filings and Investigation

    On March 31, 2004, we announced that we would require additional time to finalize and file our Annual Report on Form 10-k for the fiscal year ended December 31, 2003 ("Annual Report"). In a Form 8-K filed with the SEC on May 13, 2004, we disclosed that at a May 12, 2004 semi-annual New Venturetec investor conference in Zurich, Switzerland, we had announced that we would require additional time to finalize and file our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("Annual Report") and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 ("Quarterly Report").

    In our May 13, 2004 Form 8-K, we disclosed that, in connection with the finalizing of our Annual Report, we had encountered a recent non-financial representation by a senior Company official that we deemed to be inaccurate. Our Board of Directors determined that it was appropriate to undertake an independent  investigation  to  review  this and  other  matters.  The  Board of
Directors established a separate Committee of the Board to lead the investigation, such Committee consisting of Sean Deson (a non-management director) serving as Chairman of the Committee, and Messrs. Akhavan and Friedli. The Committee retained an independent law firm to conduct the investigation. The independent investigation has now been completed. For a discussion of the results, see Item 9A - "Controls and Procedures."

    As of the date of this filing, we have not filed the Quarterly Report. We expect to file the Quarterly Report after filing this Annual Report.


(E) ACQUISITION

    Pursuant to an Asset Purchase Agreement dated as of june 25, 2004, we acquired substantially all of the assets and certain of the liabilities of Collabrys, Inc. ("Collabrys"). Collabrys is a provider of interactive marketing technologies and services to enable customer acquisition and retention. Clients include well-known companies in the Consumer Products, Healthcare, and Financial Services industries. Consideration consists of a $15,000 cash payment and a 7% royalty payment on revenue, as defined in the purchase agreement. We believe that the Collabrys acquisition will enable us to both grow our client base and penetrate into new vertical industries, as well as add new products and services to our existing portfolio of solutions.

RESULTS OF OPERATIONS

    The following presents our financial position and results of operation as of and for the years ended December 31, 2003, 2002 and 2001.

Years ended December 31, 2003 and 2002.

    REVENUE.  Revenue  decreased by $1,162,000 to $6,059,000  for the year ended
         December 31, 2003, compared to $7,221,000 for the year ended December 31, 2002. Although the addition of the ConsumerREVIEW.com division increased revenue by $2.5 million, the closure of the Commerce Division and the PerformOne Network during 2002 caused revenue to decrease by $1.8 million. Although we had more customers for our Interactive Database Marketing System during 2003, revenue decreased by $1.6 million as a result of the reduced service fee for the Reckitt Benckiser PLC renewal agreement. As each renewal agreement has been at a lower rate than the previous agreement, we expect the revenue generated by Reckitt Benckiser PLC will continue to decline; however, any work orders for additional projects could offset this decline.

    COST OF REVENUE. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges. For the year ended December 31, 2003, the cost of revenue of $2,866,000 was $1,550,000 lower than the $4,416,000 for the year ended December 31, 2002. The decrease is primarily the result of the 2002 closures of the Commerce Division and the PerformOne Network, offset by the increased costs associated with the acquisition of the ConsumerREVIEW.com division. The elimination of the Commerce Division and the PerformOne Network products helped to lower depreciation costs and network and hosting charges by $1.7 million.

    PRODUCT  DEVELOPMENT.  Product  development  consists  primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expenses decreased by $1,549,000 to $2,519,000 for the year ended December 31, 2003, compared to $4,068,000 for the year ended December 31, 2002. The addition of the ConsumerREVIEW.com division added approximately $330,000 in product development costs, an amount that was more than offset by the reduced costs from the closure of the Commerce Division and the PerformOne Network. The Company expects that product development costs will remain at the same level, with no current plans to significantly increase the number of personnel related to this group.

    GENERAL AND  ADMINISTRATIVE.  General and  administrative  expenses  include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. For the year ended December 31, 2003, general and administrative expenses decreased by $3,131,000 to $7,632,000 when compared to $10,763,000 for the year
         ended  December  31,  2002.  Due  to  the  2002  restructuring   plans,
         depreciation was lower by $1,064,000, rent expense was lower by $747,000 and the closure of the Commerce Division reduced other general and administrative expenses by $936,000. These plans also helped to lower telecom related expenses, as well as salary related expenses and non-capitalized hardware/software costs not associated with the Commerce Division.

    SALES AND  MARKETING.  Sales and  marketing  expenses  consist  primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses of $2,312,000 for the year ended December 31, 2003 were lower by $1,574,000, a decrease from $3,886,000 over the year ended December 31, 2002. Although sales and marketing for the year ended December 31, 2003 included a full year's worth of expenses related to the addition of ConsumerREVIEW.com, the elimination of the Commerce Division and PerformOne Networkmore than offset these additional costs. Salary related expenses, as well as travel and entertainment related expenses, were lower due to the elimination of eleven positions. In addition, direct marketing and tradeshow related expenses were lower by $158,000.

    RESTRUCTURING AND IMPAIRMENT CHARGES. For the year ended December 31, 2002, we recorded a restructuring/impairment charge of $1,128,000, while for the year ended December 31, 2003 we incurred no restructuring/impairment charge.

    STOCK-BASED COMPENSATION. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expenses increased by $2,248,000 to $2,608,000 for the year ended December 31, 2003, compared to $360,000 for the year ended December 31, 2002. This increase was primarily attributable to the 7.9 million options issued during the fourth quarter of 2003, at a price below the fair value of our common stock on the measurement date. We estimate the future stock option grant charges of $574,000 and $320,000 for 2004 and 2005, respectively.

    INTEREST EXPENSE.  Interest  expense of $479,000 for the year ended December
         31, 2003 was $421,000 higher than interest expense for the year ended December 31, 2002, primarily due to the $224,000 in interest related to the convertible promissory notes issued during 2003 and the $222,000 in amortization of deferred financing fees.

    INTEREST INCOME. Interest income for 2003 consisted only of income on our cash balances, while interest income for 2002 also included interest from promissory notes associated with the October 2001 rights offering.

    NET LOSS. Net loss decreased by $4.8 million to $12.3 million for the year ended December 31, 2003, compared to $17.1 million for the year ended December 31, 2002. This is the combined effect of lower revenue of $1.2 million and decreased operating costs of $6.7 million.

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

         The Commerce Division, which was acquired in March 2001 and closed by the third quarter of 2002, generated $1.5 million in revenue, which was lower by $300,000 when compared to 2001. Our PerformOne Network experienced a $1,374,000 decrease in revenue, from $1,728,000 to $354,000, that stemmed from a decline in the number of sales, a decrease in the dollar amount of the average sale, as well as our third quarter 2002 plan to suspend the system's services and focus on our newer product offerings. Additionally, $1,371,000 or 27% of the revenue for 2001 was generated through marketing partner transactions that occurred during the first two quarters of 2001. We did not engage in any marketing partner transaction activity during 2002.

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

    SALES AND MARKETING. As a result of our cost-cutting efforts, sales and marketing expenses were lower by $6,111,000, decreasing from $9,997,000 for the year ended December 31, 2001 to $3,886,000 for the year ended December 31, 2002. Although sales and marketing for the year ended December 31, 2002 included a full year's worth of expenses related to the addition of the BrightStreet.com products and services, an overall decrease in advertising and promotional expenditures during 2002 led to the reduction in costs. Our efforts resulted in a decrease in printed publications, on-line media, out-of-home media and broadcast media expenditures of approximately $1,739,000, $1,463,000, $920,000 and $170,000, respectively. In addition, the reduction in the number of sales and marketing personnel, along with the closure of the Commerce Division, contributed to the decrease in costs.

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

         In 2001, management took certain actions to better align our costs with revenues and to position us for profitable growth in the future. In April 2001 and July 2001, we eliminated 21 and 25 positions, respectively, incurring a total charge of approximately $344,000. During December 2001, we announced a restructuring plan that involved scaling back the Commerce Division, which resulted in a reduction of our workforce by 17 associates, and an assessment of the carrying value of the intangible assets associated with the Commerce Division. Due to the decline in the Commerce Division's customer base and the reduction in the Commerce Division's workforce, we concluded that the benefits derived from the related intangible assets that had been acquired in connection with the purchase of the Commerce Division would not generate sufficient cash flow to support its carrying value. Accordingly, we wrote-down the acquired intangible assets to their estimated fair value, a reduction of approximately $469,000. In addition, we decided to consolidate and more efficiently use our facilities, leaving approximately 50% of the office space in both the Bethesda, Maryland and the Redwood Shores, California locations unoccupied and available for sub-lease. As a consequence of this plan, we recorded a $9.0 million charge to operations during the fourth quarter of 2001.

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

         STOCK-BASED COMPENSATION.  Stock-based  compensation expenses decreased by $504,000 to $359,000 for the year ended December 31, 2002, compared to $863,000 for the year ended December 31, 2001. This decrease was attributable to the reversal of historical stock-based compensation expense incurred for terminated employees in excess of the expense pertaining to options vested through termination. We estimate the charge relating to stock option grants will be $234,000 and $54,000 in 2003 and 2004, respectively.

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

    In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through the syndication process will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, will continue to be available to us under the initial $6 million commitment. During 2003 we received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and through June 2004 we received $3,300,000 in connection with the issuance of six convertible promissory notes.

    On December 31, 2003, we held $285,000 in cash and cash equivalents. In addition, we had restricted cash of $127,000 in the form of three certificates of deposit. Two of the certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices. The third is the remaining balance of a certificate of deposit that served as collateral for a letter of credit commitment related for our D&O insurance policy. As we made our monthly payments on this policy, the certificate of deposit was reduced by the corresponding amount and the money was transferred to our operating account. As this D&O policy expired and the new one did not require a letter of credit commitment, the $16,000 balance was transferred to our operating account in the first quarter of 2004.

    Cash used in operating activities for the year ended December 31, 2003 was $5.1 million, an improvement of $11.6 million over the $16.7 million for the year ended December 31, 2002. The improvement primarily reflects the decrease in net losses adjusted for non-cash operating expenses of $6.3 million and $13.3 million, respectively, for each year. The activity for 2003 also reflects a decrease in accounts receivable of $1.3 million and decrease in accounts payable, deferred revenue and other accruals of $496,000 versus the $425,000 increase and $3.5 million decrease, respectively, for 2002.

    Investing activities for the year ended December 31, 2003 and 2002 provided $195,000 and $58,000, respectively, in cash. Cash provided by investing activities for the year ended December 31, 2003 included a decrease in restricted cash of $618,000 due to the reduction of the security deposit required for the Maryland office, as well as the reduction in the letter of credit commitment related to our D&O insurance policy. Activity for 2003 also reflected the transaction compensation for the Patent related to the BrightStreet.com acquisition of $411,000. Cash provided by investing activities for the year ended December 31, 2002 included the conversion into cash of $1.0 million in restricted cash associated with the certificate of deposit that was used as collateral for the letter of credit commitment for the Redwood Shores office. In accordance with the amendment to the sublease agreement that provided for an early termination of the sublease, this cash was subsequently transferred to Inktomi Corporation. Cash provided by investing activities for 2002 also reflected $428,000 used to purchase property and equipment, the $255,000 for the letter of credit commitment related to our D&O insurance policy, as well as acquisition costs for ConsumerREVIEW.com and BrightStreet.com of $175,000 and $34,000, respectively.

    For the year ended December 31, 2003, net cash provided by financing activities of $2.8 million reflects the $3.5 million in funding associated with issuance of nine convertible promissory notes, $360,000 in debt issuance costs,

$286,000 in payments for capital lease obligations and $41,000 in proceeds from the exercising of stock options. The net cash provided by financing activities of $10.1 million, for the year ended December 31, 2002, primarily reflects $10.3 million in proceeds from the notes receivable from stockholders that were issued in conjunction with our October 2001 rights offering and $208,000 in payments for capital lease obligations.

    We currently anticipate that our existing cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the third quarter of 2005. This forecast is based on the current remaining available line of credit at June 29, 2004 of up to $5.25 million from our credit facility, structured in the form of two $6 million three-year convertible promissory notes that were issued in March 2003 and March 2004. Funds underlying the notes have been verified as fully available for our use as necessary, although the ultimate funding of these notes may come from a variety of different available sources. If future revenue is insufficient to cover our operating costs, we will need to secure additional funds to ensure future viability. We may need to raise additional funds sooner to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to expand our business. To the extent that our existing funds and funds from the convertible promissory notes are not sufficient to enable us to operate into the third quarter of 2005 and beyond, Friedli Corporate Finance has provided a written commitment to provide us with a capital infusion of up to an additional $8 million for continued operations and future business expansion purposes, in both sales and marketing and merger and acquisition activities. However, no formal terms and conditions have been agreed upon.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    As of December 31, 2003, our contractual obligations and commercial commitments, which consist of future minimum lease payments under non-cancelable leases and long-term debt, are as follows:

                                 less than
Contractual Obligations           1 year       1-3 years    after 3 years     total
--------------------------------------------------------------------------------------
capital lease obligations (1)      $ 199,136      $ 32,745           $ -     $ 231,881
operating lease obligations        1,096,895       613,521             -     1,710,416
long-term debt (2)                         -     5,313,000             -     5,313,000
                                  ----------------------------------------------------
   total                         $ 1,296,031   $ 5,959,266           $ -   $ 7,255,297
                                  ====================================================

---------------
(1)  Includes  approximately  $8,700 in  interest.

(1) Includes approximately $828,000 in interest and $1,035,000 in final payment fees.

Lease Obligations

    We are obligated under non-cancelable capital leases for certain computer and office equipment that expire by early 2006. In addition, we are obligated under non-cancelable operating leases for office space, which expire by October 2005.

    In March 2002, we subleased approximately 10,000 square feet of the office space in our Bethesda, MD office, with a monthly base rent of approximately
$22,000 that increases 4% annually. This sublease commenced in March 2002 and expires in September 2005. In addition, in February 2004, we signed another sublease agreement with a monthly base rent of approximately $2,500 that commenced in February 2004 and expires in September 2005.

    Rent expense under operating leases was approximately $829,000, $1,549,000 and $3,541,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In February 2002, we signed a Sublease Agreement to sublease a portion of the sixth floor at the Bethesda, Maryland facility that commenced on March 1, 2002 and expires on September 30, 2005.

Long-Term Debt

    In March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance, financial advisor to us, and InVenture, Inc., one of our stockholders, for an aggregate sum of up to $6 million. The notes allowed us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. The terms of each of the notes include, among other things:

    o    an 8% interest rate;
    o    a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances each note will automatically convert to our common stock;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and
    o    a security interest in substantially all of our assets.

    Subsequent to the issuance of the promissory notes in March 2003, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes that we issued to Friedli Corporate Finance and InVenture, Inc. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial $6 million commitment. During 2003, we received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and through June 2004 we received $3,300,000 in connection with the issuance of six convertible promissory notes. The terms of each of the promissory notes are substantially similar to the $6 million convertible promissory notes issued in March 2003, as noted above. In addition, during March 2004, the credit facility available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million, pursuant to amended notes. These additional funds have been verified as fully available for our use as necessary, although Friedli Corporate Finance and InVenture may ultimately fund such obligations through a variety of different sources available to them. The general terms of the amended notes remain the same as the terms of the $6 million convertible promissory notes described above.

    At December 31, 2003, we had accrued interest of approximately $100,000, which is due within one year, and we had accrued final payment charges of approximately $124,000, which is due at the time the corresponding convertible promissory note's principal payment is made.

Patent Assignment

    On December 3, 2001, in conjunction with the acquisition of substantially all the assets of BrightStreet.com, we entered into a Patent Assignment Agreement (the "Assignment") with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all rights, title and interest in and to all the issued and pending BrightStreet.com patents, subject to certain pre-existing rights granted by BrightStreet.com to third parties, provided we make a certain payment to BrightStreet.com by December 3, 2005 (the "Payment").

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

    In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have certain guarantees disclosable under FIN45:

         o We guarantee the payment of sublease rentals to our landlord on the property that we sublet. As of December 31, 2003, the maximum guarantee on this property is approximately $498,000. This sub-lease expires in September 2005.

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

    In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee, and as allowed under FAS 123 and have made the applicable disclosures in Notes to the consolidated financial statements as required by FAS 148.

    In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures, which are required regarding an enterprise's involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have an impact on our business, financial condition, results of operations or cash flow.

    In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption did not have an impact on our business, financial condition, results of operations or cash flow.

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

    On December 17, 2003, the Securities and Exchange Commission (SEC) issued SAB 104, Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this standard did not have an impact on our business, financial condition, results of operations or cash flow.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED NET LOSSES SINCE INCEPTION, EXPECT TO INCUR CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

    To date, we have not been profitable. We did not begin to generate revenues until the third quarter of 1999. As of December 31, 2003, we had an accumulated deficit of approximately $129.1 million. We incurred net losses in 2003, 2002, and 2001 of $12.3 million, $17.1 million and $45.0 million, respectively. We may continue to incur losses and may never achieve profitability in the future. We expect to incur lower net losses and negative cash flow during the next year or so, with the overall goal of achieving profitability for the business. We expect to spend additional financial resources to expand our business during the next 12 months until we are able to fund expansion initiatives through existing working capital resources. We have quantified the specific amounts of operating expenses and capital expenditures we expect to incur, and we currently anticipate spending approximately $200,000 over the next 12 months on capital expenditures and expenses associated with expanding our system capacity. If we cannot achieve operating profitability or positive cash flows from our operating activities, we may be unable to secure additional funding, our stock price may decline and we may be unable to continue our operations.

OUR FUTURE RESULTS AND THE DEMAND FOR OUR SERVICES ARE UNCERTAIN, AND WE WILL NOT BECOME PROFITABLE IF OUR SERVICES DO NOT ACHIEVE MARKET ACCEPTANCE.

    We were incorporated in August 1996 and launched our online direct marketing system in November 1998. We did not charge for our services and did not begin to generate revenues until the third quarter of 1999. Since then, we have discontinued offering certain services and have started offering additional services, some through acquisitions and others through the launching of internally developed services. Accordingly, our future results are uncertain and our results to date may not be representative of our future results. If our products and services do not achieve market acceptance, our business will not become profitable.

    Since some of our services are new, we cannot predict their demand. Demand for our services is dependent upon many factors.

    Factors over which we have some level of control include:

    o    the number of customers we can attract to our solutions;
    o    our ability to compete successfully in our market; and
    o our success in promoting our products and services through our sales, marketing and business development personnel.

    Factors outside our control include:

    o    uncertainty   about  the  value  and  effectiveness  of  our  marketing
         solutions;
    o our customers' ability to sell their products and services to their consumers; and
    o the quality, accuracy and utility of the information provided to us that we provide to marketers regarding member demographics, member activity and promotional success.

LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

    Approximately 45% and 62% of our revenue for the years ended December 31, 2003 and 2002, respectively, was derived from one of our Interactive Database Marketing System customers, Reckitt Benckiser. While this customer has renewed its contract for the past three years, revenue generated from this customer has decreased due to the renewals being at lower rates. If we lose this client, there could be a material adverse effect on our business, financial condition, results of operations and cash flow.

WE MAY REQUIRE ADDITIONAL CAPITAL TO FINANCE THE GROWTH OF OUR OPERATIONS, AND IF SUCH FUNDS ARE NOT AVAILABLE, WE MAY NOT BE ABLE TO FUND OUR PLANNED EXPANSION OR CONTINUE OPERATIONS.

    We currently anticipate that our existing cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the third quarter of 2005. This forecast is based on the current remaining available line of credit at June 29, 2004 of up to $5.25 million from our credit facility, structured in the form of two $6 million three-year convertible promissory note that were issued in March 2003 and March 2004. If future revenue is insufficient to cover our operating costs, we will need to secure additional funds to ensure future viability. We may need to raise additional funds sooner than anticipated to fund our future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that our existing funds and funds from the convertible promissory note are not sufficient to enable us to operate into the third quarter of 2005 and beyond, Friedli Corporate Finance provided a written commitment to provide us with a capital infusion of up to $20 million, of which $12 million was the previously mentioned convertible promissory notes. However, no formal terms and conditions have been agreed upon, other than the terms of the $12 million convertible promissory notes. If Peter Friedli becomes incapacitated or otherwise is unable to fulfill the commitment made through Friedli Corporate Finance, we may not be able to replace such committed funds on favorable terms or at all. No trustee or other arrangement currently exists to guarantee us will receive the committed funding in the case of such incapacity.

    We cannot be certain that additional financing will be available on acceptable terms, or at all. Numerous companies engaged in the provision of goods or services online have encountered significant difficulty obtaining funding from the public capital markets as well as through private transactions. If we raise additional capital through the issuance of equity securities, the common stock interest of investors holding shares prior to such issuance would be diluted. In addition, we may raise any necessary additional capital through the issuance of preferred stock, with rights superior to those of the common stock purchased by investors prior to such issuance. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

LOSS OF A SIGNIFICANT SOURCE OF FUNDING MAY LIMIT ABILITY TO EXPAND OR CONTINUE OPERATIONS.

    We rely on the services and financial assistance of Peter Friedli, who has been supportive of us from a fundraising perspective. If Peter Friedli were to decide not to support the business from a financial perspective in the future and we are not able to secure funds from other external investors, our ability to expand or continue operations may be limited.

WE  MAY  NOT  BE  ABLE  TO  COMPETE  SUCCESSFULLY  AGAINST  CURRENT  AND  FUTURE
COMPETITORS.

    The market to provide our services is intensely competitive and rapidly changing. We expect competition to continue to increase as a result of such factors as:

         o    other providers of product reviews;
         o publishers of content and information on special interest product categories;
         o    shopping comparison or price search web sites; and
         o    providers  of  community   forums,   message  boards,   and  photo
              galleries.

    We compete with companies for the dollars that marketers allocate to their marketing budgets. We compete for these marketing dollars with many online direct marketers in several fields, such as vendors that provide:

         o    marketing technologies and services;
         o    e-mail marketing solutions;
         o    rewards programs;
         o    coupon and promotions programs; and
         o    interactive advertising agencies.

    We believe the market for our ConsumerREVIEW.com division to also be rapidly evolving and competitive. In this area, some of our current and potential competitors include:

         o    marketing technologies and services;
         o    e-mail marketing solutions;
         o    rewards programs;
         o    coupon and promotions programs; and
         o    interactive advertising agencies.

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

    Factors over which we have some level of control include:

         o    ability to enter into relationships with marketers;
         o    ability to provide simple, cost-effective and reliable solutions;
         o    timely development and marketing of new services; and
         o ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

    Factors outside our control include:

         o    ability to enforce our intellectual property portfolio;
         o development, introduction and market acceptance of new or enhanced services by our competitors;
         o    changes in pricing policies of our competitors;
         o    entry of new competitors in the market; and
         o    ability  of  marketers  to  provide  simple,   cost-effective  and
              reliable promotions.

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

    To be successful, we must continue to build and increase market recognition of our corporate brand because our market is competitive, with low barriers to entry. We do not advertise to attract visitors to our website, but rather are attempting to build a brand that businesses identify with online marketing. We believe that the recognition of the E-centives brand is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers' attention increases. Building recognition of the E-centives brand may require us to expend significant funds on marketing. The outcome of our marketing efforts is hard to predict. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract marketing clients could be harmed which would cause a materially adverse affect on our business, financial condition, results of operations and cash flow.

OUR CONSUMERREVIEW BRAND, AND THE BRANDS OF OUR RESPECTIVE WEB SITES, MAY NOT ACHIEVE THE LEVEL OF RECOGNITION NECESSARY TO ATTRACT ADDITIONAL CLIENTS AND CONSUMERS, AND BUILDING RECOGNITION OF SUCH BRANDS MAY REQUIRE US TO EXPEND FUNDS ON MARKETING, EITHER OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

    To be successful, we also must continue to build and increase market recognition of the brands within our ConsumerReview network of sites. We believe that the recognition of these brands is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers' and consumers' attention increases. Building recognition of the ConsumerReview brands may require us to expend significant funds on marketing. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract consumers and marketing clients could be harmed which would cause a materially adverse affect on our business, financial condition, results of operations and cash flow.

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

    Savvis (formerly Cable & Wireless USA) hosts our systems and provides us with communications links. The delivery of our services is substantially dependent on our ability and the ability of the provider to protect our computer hardware and network infrastructure against damage from, among other things:

         o    human error;
         o    fire and flooding;
         o    power loss;
         o    telecommunications failure; and
         o    online or physical sabotage.

    We rely on Savvis for a significant portion of our Internet access as well as monitoring and managing the power and operating environment for our server and networking equipment. Any interruption in these services, or any failure of Savvis to handle higher volumes of Internet use, could result in financial losses or impair our reputation.

OUR SYSTEM CAPACITY NEEDS ARE UNTESTED AND OUR FAILURE TO HANDLE THE GROWTH OF OUR DATABASE MAY MATERIALLY ADVERSELY EFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW OR REQUIRE US TO EXPEND SUBSTANTIAL CAPITAL.

    The capacity of our system has not been tested and we do not yet know the ability of our system to manage substantially larger amounts of users and related data. A substantial increase in the number of users and a corresponding increase in the number of data records could strain our servers and storage capacity, which could lead to slower response time or system failures. We may not be able to handle our expected user and transaction levels while maintaining satisfactory performance. System failures or slowdowns adversely affect the speed and responsiveness of our transaction processing. These would have a negative impact on the experience for our clients' users and reduce our system's effectiveness. Such an increase could require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data, and could materially adversely affect our business, financial condition, results of operations and cash flow. We believe that on average, our various systems' hardware, at peak traffic levels, run at approximately 10-50% of capacity. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

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

PRIVACY LAWS MAY BE ENACTED OR APPLIED TO US, WHICH COULD RESTRICT OUR ABILITY TO DISCLOSE CONSUMER DATA TO THIRD PARTIES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

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

IF WE ARE NOT SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

    We depend heavily on technology to operate our business. Our success depends on protecting and enforcing our intellectual property, which is one of our most important assets. We have developed and acquired proprietary technology including database and interface servers, offer creation and presentation software, and software to enable communication between marketers' systems and our system.

    Our means of protecting our intellectual property may not be adequate. Unauthorized parties may attempt to copy aspects of our service or to obtain and use information that we regard as proprietary. It is also possible that our patents or any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. If any of our current or future patents are successfully challenged by a third party, we could be deprived of our right to prevent others from using the methods covered by such patents. In addition, competitors may be able to devise methods of competing with our business that are not covered by our patents or other intellectual property. Although members can access our service over the Internet from anywhere in the world, we currently only have operations in the U.S. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. Our competitors may independently develop similar technology, duplicate our technology or design around any patents that we may obtain or our other intellectual property. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be materially adversely affected.

IF WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW COULD BE MATERIALLY ADVERSELY AFFECTED.

    There has been a substantial amount of litigation in the software and Internet industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future technologies infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management resources, require us to enter into royalty or licensing agreements or subject us to an injunction. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our ability to operate our business and our financial condition may suffer. For more information on pending intellectual property litigation, see Item 3 - "Legal Proceedings" for further details.

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

IF WE DO NOT MANAGE OUR GROWTH, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW COULD BE MATERIALLY ADVERSELY AFFECTED.

    We may not be successful in managing our growth. We have gone from 60 employees at June 30, 1999 to 153 employees at December 31, 2001 to 50 employees at December 31, 2003. Past growth has placed, and future growth will continue to place, a significant strain on our management and resources, related to the successful integration of personnel.

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

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, OUR BUSINESS AND STOCK PRICE COULD SUFFER.

    Our success depends in large part on the contributions of Mehrdad Akhavan, our Chief Executive Officer, and certain other key executives, whose understanding of our services, strategy and relationships would be extremely difficult to duplicate from outside our company. The loss of the services of any of such key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flow. On June 17, 2004, our co-founder Kamran Amjadi resigned as our Chairman and Chief Executive Officer. On June 22, 2004, Mr. Akhavan, our co-founder and previously our President and Chief Operating Officer, succeeded Mr. Amjadi as Chief Executive Officer, and Mr. Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. David Samuels resigned as our Senior Vice

President, Chief Financial Officer and Treasurer, effective as of May 14, 2004, by mutual agreement. Tracy L. Slavin (previously our Controller and Senior Director of Accounting) Chief Financial Officer, effective as of June 22, 2004. While we believe that we can effectively manage the transition, the departures of Messrs. Amjadi and Samuels could have an adverse effect on our business.

    We previously had an employment agreement with Mr. Akhavan, although such agreement expired and Mr. Akhavan is currently operating in his capacity without a written employment agreement. We do not maintain "key person" life insurance policies. In addition, on December 8, 2003 Messrs. Amjadi and Akhavan were awarded, 3,311,791 and 1,868,256 stock options, respectively, of which 2,311,791 and 1,304,134, respectively, vest upon issuance, although the underlying common stock is subject to a twelve (12) month trading restriction from the date of issuance of the options. Each officer's respective trading restriction automatically sunsets upon such officer's respective termination from us for any reason. Thus, commencing on June 17, 2004 when Mr. Amjadi resigned from service with us, Mr. Amjadi's trading restriction was terminated and he may freely exercise such stock options and sell all shares of underlying common stock, which sale could adversely impact our stock price. If Mr. Akhavan leaves us, he would be free, without restriction, to exercise such stock options and sell all shares of underlying common stock, which sale could adversely impact our stock price. The remaining 1,000,000 and 564,122 stock options, respectively, automatically vest on the two year anniversary of the issuance date, although vesting may be accelerated upon the achievement of certain performance criteria.

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

WE HAVE STOCK-BASED COMPENSATION EXPENSE RELATING TO STOCK OPTION GRANTS, WHICH WILL DECREASE EARNINGS OVER, AT LEAST, THE NEXT THREE YEARS.

    Stock-based compensation represents an expense associated with the recognition of the difference between the fair market value of common stock at the time of an option grant and the option exercise price. Stock compensation is amortized over the vesting period of the options, generally four years. For the year ended December 31, 2003, the charge relating to stock option grants was approximately $2.6 million. We estimate the charge relating to stock option grants will be $574,000, $320,000 and $243,000 in 2004, 2005 and 2006,
respectively. These charges will dilute earnings for those years and may have a negative impact on our stock price.


                          RISKS RELATED TO OUR INDUSTRY

THE DEMAND FOR INTERNET DIRECT MARKETING SERVICES IS UNCERTAIN.

    The market for online direct marketing has only recently begun to develop. Many businesses have little or no experience using the Internet for direct marketing and promotion. As a result, many businesses have allocated only a limited portion of their marketing budgets to online direct marketing. In addition, companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. We cannot predict the amount of direct marketing spending on the Internet in general, or demand for our targeted direct marketing services in particular. The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect.

MANY OF THE CLIENTS FOR OUR CONSUMERREVIEW.COM BUSINESS UNIT ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT RISKS.

    Many of our ConsumerREVIEW.com clients are Internet companies, which have significant losses, negative cash flow and limited access to capital. Many of these companies represent credit risks and could fail. Any financial difficulties of our clients may result in difficulties in our ability to collect accounts receivable or lower than expected sales of our products and services. If our Internet clients continue to have financial difficulties or if such difficulties worsen, our business, financial condition, results of operations and cash flow could be materially adversely affected.

            ADDITIONAL RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

WE ARE, AND WILL CONTINUE TO BE, CONTROLLED BY OUR CO-FOUNDERS AND BOARD MEMBERS, WHO MAY APPROVE CORPORATE ACTIONS WITH WHICH YOU MAY DISAGREE.

    We are, and will continue to be, controlled by our co-founders and board members, who may approve corporate actions with which you may disagree. As of
December  31,  2003,  our  Board of  Directors,  owned  directly  or  indirectly approximately 51.4% of our outstanding common stock. Mr. Amjadi resigned as a director and officer on June 17, 2004, and continues to hold his common stock. Effective as of April 19, 2004, Sean Deson was appointed to our Board of Directors and, as of June 29, 2004, owned none of our common stock. As of June
29, 2004, our current Board of Directors owned directly or indirectly approximately 48.5% of our outstanding common stock. To the extent that these stockholders exercise their voting rights in concert, they may to be able to control most matters requiring stockholder approval, such as electing a majority of the directors and approving significant corporate matters, including a merger or sale of the business. The interest of these stockholders may at times conflict with the interests of our other stockholders.

ALTHOUGH OUR COMMON STOCK IS LISTED ON THE SWX SWISS EXCHANGE, IT IS THINLY TRADED. THE MARKET PRICE OF OUR COMMON STOCK, LIKE THE MARKET PRICES OF STOCKS OF OTHER INTERNET-RELATED COMPANIES, MAY FLUCTUATE WIDELY AND RAPIDLY.

    For the most part, trading in our common stock has been low. Although our common stock has been listed on the SWX Swiss Exchange since October 3, 2000, there is no assurance that more trading activity in the common stock will develop.

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

THE LISTING OF OUR SHARES ON THE SWX SWISS EXCHANGE MAY LIMIT OUR ABILITY TO RAISE CAPITAL AND COULD ADVERSELY AFFECT OUR STOCK PRICE.

    We are the first U.S. company to list solely on the SWX Swiss Exchange. We are not listed on any U.S. exchange. Because we are the first U.S. company to do this, we are uncertain what effect, if any, our listing solely on the SWX Swiss Exchange will have upon our ability to raise additional financing in the U.S. capital markets. If the listing of our shares solely on the SWX Swiss Exchange is received by investors with uncertainty, the listing may discourage potential investors and could hinder our ability to raise necessary financing on acceptable terms. In addition, after the expiration of the various lock-up periods entered into by our current stockholders in connection with our recent acquisition of substantially all of the assets of Consumer Review, Inc., and in connection with the issuance of warrants to certain insider and third-parties and the related registering and listing of such stock, all of the shares of our common stock will be eligible for trading on the SWX Swiss Exchange. If a significant amount of such shares are offered for sale on the SWX Swiss Exchange after such lock-up periods expire, and registration is completed, it could decrease our stock price, among other things.

    DURING 2003, STOCKHOLDERS EXPERIENCED DILUTION IN THEIR EQUITY OWNERSHIP AND VOTING POWER IN OUR COMPANY DUE TO THE CONVERSION OF OUR SERIES A CONVERTIBLE PREFERRED STOCK, AND THEY MAY EXPERIENCE FURTHER DILUTION IF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE PREFERRED STOCK ARE EXERCISED, IF THE AUTOMATIC CONVERSION OF OUR OUTSTANDING CONVERTIBLE PROMISSORY NOTES OCCURS AND IF WE OFFER ADDITIONAL SHARES OF OUR COMMON STOCK FOR SALE IN FUTURE MONTHS.

    During 2003, stockholders experienced substantial dilution of their percentage of equity ownership interest and voting power in our company. In addition, stockholders may experience substantial dilution based on the conversion of our Series B convertible preferred stock and/or the exercising of outstanding warrants and options, as well as the possible automatic conversion of our outstanding convertible promissory notes. It is also possible that it may be necessary or appropriate for us to seek to raise additional equity capital in the future and shares of common stock may be offered for sale in the future. In that event, the relative voting power and equity interests of persons who purchased the common stock in the rights offering could be reduced. No assurance can be given that such future sale will not occur, and, if it did, at what price or other terms.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We maintain instruments subject to interest rate. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

Interest Rate Sensitivity

    We maintain a portfolio of cash equivalents in a variety of securities. Substantially all amounts are in money market and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our interest income or cash flows.

    Our long-term debt bears interest at fixed rates; therefore, our results of operations would be not be affected by interest rate changes. However, if interest rates decline below our fixed rates, we would be paying out of market rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our financial statements and supplementary data required by this Item are attached starting on page F-1 and are set forth on the pages indicated in Item 15.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Exchange Act) as of December 31, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as noted below, the Company's disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were operating in an effective manner.

Limitations on the Effectiveness of Controls

    A control system is subject to inherent limitations and, as a result, can provide only reasonable, not absolute, assurance that the system's objectives will be achieved. In the first instance, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, decision-making in connection with system design or operation can be faulty, and breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the acts of single individuals, by collusion of two or more individuals, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In light of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

    In a Form 8-K filed with the SEC on May 13, 2004, we disclosed that, in connection with finalizing our Annual Report, we had encountered a recent non-financial representation by a senior Company official that we deemed to be inaccurate. Our Board of Directors determined that it was appropriate to undertake an independent investigation to review this and other matters. Our Board of Directors established a separate Committee of the Board to lead the investigation, with Sean Deson (a non-management director) serving as Chairman of the Committee. The Committee retained an independent law firm, which then conducted the investigation and looked into various matters, including the following:

o the adequacy of Company procedures regarding the issuance of press releases, including a possible misstatement in a certain press release issued by the Company,

o corporate governance and Board independence issues, including the adequacy of the Company's internal controls governing employee and officer conduct, and

o the accuracy and completeness of financial disclosures, including those related to certain expense reversals or accruals.

    In connection with its investigation, the independent law firm reviewed a significant number of Company documents and records, and interviewed numerous individuals with relevant knowledge of the matters at hand. As of the conclusion of the investigation, all matters reviewed had no material impact to our current or previously reported financial results or disclosures. The two areas of concern noted by the investigation were related to:

o A certain press release issued by the Company in late 2003 introducing four new technology features that had misstated certain factual information about the availability of one of the new technology features at the time the press release was issued. Specifically, a senior Company official likely made a misrepresentation to the Company's auditors concerning the availability of that one feature at the time when the press release was issued.

o A single, isolated episode in which a small number (approximately 300 prints) of a pilot program's coupons were improperly printed by unauthorized users. In connection with such unauthorized use, a senior Company official directed the allocation of such coupons to known user accounts to, according to the senior Company official, enable the proper tracking of such coupons. The investigation suggested that this action may have been inappropriate or could have been construed as misleading by an external party.

    The investigation also determined that neither of these two matters had any impact on current or previously reported financial statements or disclosures.

    In response to recommendations by the independent law firm as to a plan of remediation, we have taken or expect to take the actions recommended by the independent law firm, including certain changes in management as noted below.

    In performing its audit of our consolidated financial statements for the year ended December 31, 2003, and in connection with its review of the results of the independent investigation described above, our independent auditors, KPMG LLP, noted two matters involving our internal controls that it considered to be reportable conditions under the standards established by the American Institute of Certified Public Accountants. A reportable condition is a matter coming to the auditors' attention that, in its judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

    The first identified reportable condition related to appropriate segregation of duties to ensure that accurate information is contained in certain types of internal and external corporate communications, including press releases. The second identified reportable condition related to the absence of certain controls such as a mechanism for employees to report concerns of questionable employee behavior to an independent party for investigation and resolution. Neither reportable condition was considered to be a material weakness.

    In response, in part, to the results of the investigation, and, in part, in order to pursue new professional opportunities, the Company's co-founder and then Chairman & Chief Executive Officer voluntarily decided to resign his positions from the Company effective June 17, 2004. On June 22, 2004, Mehrdad Akhavan, the Company's co-founder, President and Chief Operating Officer, was appointed as the new Chief Executive Officer. Sean Deson (who was named a non-management director effective as of April 19, 2004 and served as Chairman of the special Committee that led the investigation) was appointed as the new
Chairman of the Board. Tracy L. Slavin, the Company's Controller and Senior Director of Accounting, was appointed Chief Financial Officer effective June 22, 2004.

    Also, the Company intends to make changes to its controls and procedures to enhance integrity, accuracy and reliability, including the following:

o Strengthening its internal processes and review procedures to assure that accurate information is contained in external corporate communications,

o Implementing a mechanism for employees to properly communicate and address their concerns, including to an independent party,

o Expanding its current Board of Directors to accommodate a separately designated Audit Committee, and

o   Adding an independent director to the Board of Directors.

    The Company believes that its efforts should resolve both reportable conditions.

    The Company is fully committed to implementing controls identified by the Company's independent auditors, and anticipates completing its remediation efforts in connection with the reportable conditions identified by its independent auditors as soon as possible.

Internal Control over Financial Reporting

    No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As previously discussed, the Company intends to take necessary steps to address certain reportable conditions noted above while enhancing and improving its internal controls and procedures.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table presents information about each of our executive officers, key employees and directors as of December 31, 2003.

Name                    Age     Position(s) with Company
---------------------------------------------------------------------------------------------
Kamran Amjadi           40      Chairman, Chief Executive Officer and Director
Mehrdad Akhavan         40      President, Chief Operating Officer, Secretary and Director
David Samuels           42      Senior Vice President, Chief Financial Officer and Treasurer
Wendy Roberts           39      Senior Vice President, Business Development
Paul Wassem             33      Vice President and General Manager for ConsumerREVIEW.com
Ira Becker              36      Vice President of Strategic Alliances
Alex Sukhenko           35      Vice President of Engineering
John Hoffman            44      Vice President of Network Operations
Amori Langstaff         32      Vice President of Client Services
Tracy Slavin            34      Controller and Senior Director of Accounting
Peter Friedli           49      Director

    Kamran Amjadi resigned as our Chairman and Chief Executive Officer on June 17, 2004. Prior to that time, he had served as our Chairman and Chief Executive Officer since he co-founded our business in August 1996. From September 1990 until August 1996, Mr. Amjadi was the Executive Vice President and Director of United States Operations for MP Technologies, a software company. From July 1986 until August 1990, Mr. Amjadi was a software engineer with the Hewlett-Packard Corporation.

    Mehrdad Akhavan was appointed as our Chief Executive Officer on June 22, 2004. Prior to that time, he had served as our President and Chief Operating Officer since October 1999, having served as our Executive Vice President and Secretary since he co-founded our business in August 1996. Mr. Akhavan was elected to our Board of Directors in October 1996. From November 1994 until August 1996, Mr. Akhavan was President of TechTreK, a children's computer entertainment and education center. From January 1991 until November 1994, Mr. Akhavan was President of Trident Software, a company he co-founded, which digitized works of art.

    David Samuels resigned as our Senior Vice President, Chief Financial Officer and Treasurer, effective as of May 14, 2004, by mutual agreement. Prior to that time, Mr. Samuels had served as our Senior Vice President, Chief Financial Officer and Treasurer since April 2001 and oversaw all financial and investor-related  matters  for  E-centives.  Prior to  joining  E-centives,  Mr.

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

    Wendy Roberts oversees the development of new market strategies and was hired as our Vice President of Emerging Markets in May 2002 and in March 2003 she was promoted to Senior Vice President, Business Development. Wendy brings more than 18 years of experience in the areas of new business development, management consulting and strategic planning. From 1997 to 2001, she served as Senior Partner at ionStrategy and served as Vice President of New Business Development and as Partner of Strategy at Agency.com, a leader in the development of Digital Relationship Management for Fortune 1000 companies. There she developed and grew vertical market strategies and relationships in the areas of Pharmaceuticals, Financial Services and Insurance, High Technology, Retail and Travel. Through various senior roles in Sales, Marketing, Consulting and Client Management areas, Wendy has lead efforts to develop Relationship Management strategies for many leading companies.

    Paul Wassem joined us in December 2002, in conjunction with the acquisition of the ConsumerREVIEW.com division, as Vice President and General Manager for ConsumerREVIEW.com. Prior to the acquisition, he was the President and CEO of ConsumerREVIEW, Inc. Before joining ConsumerREVIEW.com in June 2000, he was a channel manager at BuyersEdge.com, an online marketplace backed by CMGI @ Ventures. From 1998 to 2000, Paul was vice president and general manager of GSS, Inc., a start-up staffing firm. Until 1998, he was a general manager at Borg-Warner Security Corporation. During his nine years at Borg-Warner, Paul was promoted from front-line sales and consulting positions to executive general management.

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

    Alex Sukhenko resigned as our Vice President of Engineering, Messaging & Data Warehouse during May 2004. Prior to that time, he had served in various positions with us since March 1999, most recently as Vice President of Engineering, Messaging & Data Warehouse. From September 1996 to February 1999, Alex served as District Manager of AT&T Solutions for Advanced Networking Solutions and prior to AT&T Solutions, Alex served as a consulting manager for Noblestar Systems. Alex has also served as a senior scientist for Vector Research Inc. He began his career at Eastman Kodak, focusing on process re-engineering for Kodak's circuit board manufacturing operations.

    John Hoffman oversees our internal and external computer services, security and operation as our Vice President of Network Operations. He became a member or our team when we acquired BrightStreet.com in December 2001. At BrightStreet Inc.'s he oversaw their network infrastructure, where he managed more than 24 systems providing scalability and high availability architectures. John brings more than 19 years of experience in computer operations, software development and security. He has obtained varied development and operational experience both in high security government work and the Internet. Prior to BrightStreet, he held various positions at Lockheed Missile & Space Company, from 1998 to 2000, and at Netcom Online Communications, from 1994 to 1998.

    Amori Langstaff, our Vice President of Client Services, joined us in March 2000. Amori oversees all client implementations, managing such processes as account services, business strategy, performance analyses and production. She brings to E-centives ten years of experience designing and delivering results-based database and customer loyalty marketing solutions for retail and hospitality companies, including the Mandarin Oriental Hotel Group, Asset Marketing and Regent International Hotels. Amori has extensive experience in creating and implementing marketing campaigns, customer segmentations, database marketing programs and corporate business plans, and in leading consultative client engagements. At E-centives, her contributions have promoted better and more profitable client relationships, streamlined sales and fulfillment processes, and produced standardized training and performance programs.

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

    Tracy Slavin became our Chief Financial Officer in June 2004. Ms. Slavin joined us in September 2000, and until her promotion served as Controller and Senior Director of Accounting. Ms. Slavin, a CPA, has an MBA and over twelve years of corporate accounting, finance and auditing experience. Prior to joining E-centives, she served as Vice President of Accounting for Thomson Financial, a division of The Thomson Corporation, a leading provider of financial information, analysis, research and software products. From 1993 to 1997, Ms. Slavin served as Assistant Controller for Phillips International, Inc., a consumer and business-to-business information company. Ms. Slavin began her career as an auditor with PriceWaterhouseCoopers LLP.

BOARD OF DIRECTORS

    As of December 31, 2003, our Board of Directors consisted of Kamran Amjadi, Mehrdad Akhavan and Peter Friedli, with Mr. Amjadi serving as Chairman of the Board. Effective as of April 19, 2004, Sean Deson was appointed to our Board of Directors. On June 17, 2004, Mr. Amjadi resigned as director and Chairman of our Board of Directors, and on June 22, 2004, Mr. Deson was appointed Chairman of the Board. For his agreement to serve as Chairman of the Board, we agreed to award Mr. Deson 50,000 shares of our common stock. Our Board of Directors currently consists of Sean Deson, Mehrdad Akhavan and Peter Friedli.

    Compensation Committee: Our Board of Directors currently has a Compensation Committee. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The Compensation Committee also administers our various incentive compensation, stock and benefit plans. As of December 31, 2003, the Compensation Committee consisted of Mr. Friedli, the committee's chairman, and Mr. Amjadi. Mr. Amjadi resigned from the Compensation Committee on June 17, 2004.

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

AUDIT COMMITTEE/AUDIT COMMITTEE FINANCIAL EXPERT

    We do not have a separately designated standing Audit Committee of our Board of Directors, and therefore we do not have any independent audit committee financial experts under Item 401(h) of Regulation S-K. We are listed on the SWX Swiss Exchange, which exchange does not currently require that listed companies have an audit committee. We intend to expand our current Board of Directors to accommodate a separately designated Audit Committee, and to appoint members of such an Audit Committee, at a later date.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE UNDER SECTION 16

    To our  knowledge,  based  solely on review of the copies of  reports  under
Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003 all executive officers, directors and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

    The Board of Directors has not yet adopted a Code of Ethics, but plans to establish one during 2004 that will apply to all of our employees. Once established, the Code of Ethics will be publicly available at our website (www.e-centives.com) and we intend to disclose any amendments to the Code of Ethics or any waiver from a provision of the Code of Ethics on our website.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation paid during the year ended December 31, 2003 to our Chief Executive Officer, our two other most highly compensated executive officers at December 31, 2003, and two other employees (collectively, the "Named Executive Officers").

                                                                                                                         Long-Term
                                                                                                                       Compensation
                                                                               Annual                                  -------------
                                                                             Compensation                                Securities
                                                                        -----------------------                          Underlying
                Name and Principal Position(s)                   Year   Salary ($)        Bonus ($)       Other ($)        Options
------------------------------------------------------------------------------------------------------------------------------------
Kamran Amjadi
  Chairman, Chief Executive Officer and Director                 2003     $160,083  (1)   $25,000  (2)      $ -          3,311,971
                                                                 2002     $170,000        $ -               $ -                  -
                                                                 2001     $170,000        $ -               $ -                  -

Mehrdad Akhavan
  President, Chief Operating Officer, Secretary and Director     2003     $141,250  (1)   $25,000  (2)      $ -          1,868,256
                                                                 2002     $150,000        $ -               $ -                  -
                                                                 2001     $150,000        $ -               $ -                  -

David Samuels (3)
   Senior Vice President, Chief Financial Officer and Treasurer  2003     $171,289  (1)   $25,000  (2)      $ -            350,000
                                                                 2002     $170,000        $ -               $ -                  -
                                                                 2001     $123,958  (3)   $ -               $ -            100,000

Wendy Roberts  (4)
  Senior Vice President, Business Development                    2003     $188,333  (1)   $ -               $ -            350,000
                                                                 2002     $116,667        $ -               $ -            150,000

Ira Becker
  Vice President of Strategic Alliances                          2003     $141,250  (1)   $15,000   (2)     $ 2,814  (5)   350,000
                                                                 2002     $143,313        $ -               $ 3,840  (5)         -
                                                                 2001     $135,000        $15,000           $ -                  -

----------------
(1)  Salaries for 2003 included a 10% deferral that began in June 2003.
(2)  Bonuses paid during 2003 were earned during 2002.
(3) David Samuels joined E-centives in April 2001 as Chief Financial Officer and Treasurer. Accordingly, the 2001 information for Mr. Samuels is for the period from April 2001 to December 31, 2001. David Samuels left E-centives in May 2004.

(4) Wendy Roberts joined E-centives in May 2002 as Vice President of Emerging Markets and in March 2003 she was promoted to Senior Vice President, Business Development.
(5)  Represents Commissions paid.


EMPLOYMENT AGREEMENTS

    Mehrdad Akhavan has been employed by us under an employment agreement that expired on August 31, 2002, and until June 17, 2004, Kamran Amjadi was employed by us under an employment agreement that expired on August 31, 2002. Mr. Amjadi and Mr. Akhavan's employment agreements provided for annual base salaries of $170,000 and $150,000, respectively, subject to increase by the Board of Directors. Each employment agreement provided for an annual bonus of $50,000. Pursuant to such agreements, each of Messrs. Amjadi and Akhavan could be terminated without cause at any time, so long as we pay the full balance of their salaries for the term. If we are taken over, sold, or involved in a merger or acquisition of any kind and the same salary was not offered to Messrs. Amjadi and Akhavan for the remaining term of their agreements, they would be entitled to payment of the full balance of their salaries for the term. Pursuant to such agreements, each of Messrs. Amjadi and Akhavan agreed for a period of one year following resignation or termination of the agreement not to compete directly with or be employed by any person or organizations that compete directly with our products or services developed or in development at the time of their termination. On June 17, Mr. Amjadi resigned as our Chairman and Chief Executive Officer. To date, we have not renewed Mr. Akhavan's employment agreement, and as such he remains employee "at will." In addition, on December 8, 2003 Messrs. Amjadi and Akhavan were awarded 3,311,791and 1,868,256 stock options, respectively, of which 2,311,791 and 1,304,134, respectively, vest upon issuance, although the underlying common stock is subject to a twelve (12) month trading restriction from the date of issuance of the options. Each officer's respective trading restriction automatically sunsets upon such officer's respective termination from us for any reason. Thus, Mr. Amjadi's trading restriction terminated as of June 17, 2004 and he may freely exercise such stock options and sell all shares of underlying common stock, which sale can adversely impact our stock price. If Mr. Akhavan leaves us, he would be free, without restriction, to exercise such stock options and sell all shares of underlying common stock, which sale could adversely impact our stock price. The remaining 1,000,000 and 564,122 stock options, respectively, automatically vest on the two
(2) year anniversary of the issuance date, although vesting may be accelerated upon the achievement of certain performance criteria.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning grants of stock options made to each of the Named Executive Officers during the year ended December 31, 2003:

                                                                                  Potential Realizable Value
                                          % of Total                                at Assumed Annual Rates
                     Number of Shares      Options                                of Stock Price Appreciation
                     of Common Stock       Granted to    Exercise                       for Option Term (4)
                        Underlying         Employees     Price Per   Expiration   ------------------------------
       Name           Options Granted      in 2003        Share        Date             5%            10%
----------------------------------------------------------------------------------------------------------------
Kamran Amjadi            3,311,791 (1)      38.8%        $ 0.13       10/08/12      $ 270,760      $ 686,158
Mehrdad Akhavan          1,868,256 (1)      21.9%        $ 0.13       10/08/12        152,742        387,077
David Samuels              350,000 (2)       4.1%        $ 0.13       10/08/12         28,615         72,515
Wendy Roberts              350,000 (2)       4.1%        $ 0.13       10/08/12         28,615         72,515
Ira Becker                 350,000 (2)       4.1%        $ 0.13       10/08/12         28,615         72,615

------------------------------
(1) These options were authorized by the board of directors in October 2002 and have a grant date of October 8, 2002, but were not issued until December 2003.

(2) These options were authorized by the board of directors in October 2002 and have a grant date of October 8, 2002, but were not issued until November 2003.

(3) These options were authorized by the board of directors in December 2002 and have a grant date of December 2, 2002, but were not issued until May 2003.

(4) The potential realizable value is calculated based on the term of the option at its grant date (ten years). It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

AGGREGATED OPTION EXERCISES AND HOLDINGS

    The following table presents information with respect to stock options exercised by each of our Named Executive Officers during the year ended December 31, 2003 and stock options owned by each of our named executive officers at December 31, 2003 on an aggregated basis.


                 Number of Shares                       Number of Securities Underlying       Value of Unexercised
                    Aquired on           Value             Unexercised Options at            In-the-Money Options at
       Name          Exercise        Realized (1)            December 31, 2003                  December 31, 2003
--------------------------------------------------------------------------------------------------------------------------
                                                     Exercisable     Unexercisable     Exercisable         Unexercisable
                                                     ---------------------------------------------------------------------
Kamran Amjadi                -             $ -         2,686,791       1,000,000        $ 928,179           $ 401,498
Mehrdad Akhavan              -               -         1,679,134         564,122          523,607             226,494
David Samuels                -               -           150,000         300,000           35,131             105,393
Wendy Roberts                -               -           125,000         375,000           36,312             108,937
Ira Becker              87,500             $32,943       100,000         262,500                -             105,393

---------------------
(1) Represents the difference between the exercise price and the fair market value of our common stock on the date of exercise.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table presents information regarding the beneficial ownership of common stock as of March 1, 2004:

         o each person, or group of affiliated persons, who is the beneficial owner of more than 5% of our outstanding common stock;
         o    each of our Named Executive Officers;
         o    each of our directors; and
         o    all of our executive officers and directors as a group.

    Unless otherwise indicated, the address of each person identified is c/o E-centives, Inc., 6901 Rockledge Drive, 6th Floor, Bethesda, Maryland 20817.

    Holders of our common stock are entitled to one vote for each share held on all matters submitted to a stockholder vote. The persons named in this table have sole voting power for all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after March 1, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                              Shares Beneficially Owned
                                             ----------------------------
Name                                         Number      Percent of Class
-------------------------------------------------------------------------
Kamran Amjadi (1)                            4,282,791        7.1
Mehrdad Akhavan (2)                          2,339,134        3.9
Peter Friedli (3)                           29,529,341       49.3
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland
Venturetec, Inc. (4)                         8,112,743       13.8
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland
New Venture AG (5)                           8,112,743       13.8
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland
InVenture, Inc.   (6)                       11,983,337       20.8
      c/o Friedli Corporate Finance AG
      Freigutstrasse 5
      8002 Zurich, Switzerland



Bank J Vontobel & Co AG (7)                  5,000,000        8.0
      Bahnhofstrasse 3
      8002 Zurich, Switzerland
Rahn & Bodmer Banquiers (8)                  4,187,535        6.8
      Talstrasse 15, Postfach
      8002 Zurich, Switzerland
David Samuels (9)                              168,750         *
Paul Wassem  (10)                               49,500         *
Lawrence Brand (11)                                  0         *
All executive officers and directors as a
    group (6 persons) (12)                  36,369,516       56.4

------------
*    Less than 1% of the outstanding shares of common stock.

(1)  Includes 2,686,791shares issuable upon exercise of vested stock options.

(2)  Includes 1,679,134 shares issuable upon exercise of vested stock options.

(3) Includes 7,299,608 shares of common stock, 90,000 shares issuable upon exercise of vested stock options and 1,065,000 shares issuable upon exercise of warrants held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants held by entities over which Mr. Friedli has control, as follows: InVenture, Inc. -- 11,983,337 shares of common stock; Joyce, Ltd. -- 235,000 shares of common stock; Pine Inc. -- 255,000 shares of common stock; Savetech, Inc. -- 165,383 shares of common stock; Spring Technology Corp. -- 177,520 shares of common stock; USVentech -- 145,750 shares of common stock; and Venturetec, Inc. -- 7,112,743 shares of common stock and 1,000,000 issuable on exercise of warrants. Mr. Friedli has sole voting and investment power with respect to 8,454,608 shares and shared voting and investment power with respect to 21,074,733 shares. See Item 13 - "Certain Relationships and Related Party Transactions -- Stock Purchases and Related Matters" for a description of Mr. Friedli's relationships with these entities.

(4) Includes 7,112,743 shares of common stock and 1,000,000 issuable on exercise of warrants. Venturetech, Inc. has shared voting and investment power with respect to 8,112,743 shares.

(5) Includes 7,112,743 shares of common stock and 1,000,000 issuable on exercise of warrants held by Venturetech, Inc. New Venturetec AG may be deemed to control Venturetec, Inc. by virtue of its ownership of 100% of Venturetec, Inc.'s capital stock and its corresponding right to elect Venturetec, Inc.'s directors, and, therefore, our capital stock owned by Venturetec, Inc. may also be deemed to be beneficially owned by New Venturetec, Inc. New Venturetech AG has shared voting and investment power with respect to 8,112,743 shares.

(6) Includes 11,983,337 shares of common stock. InVenture, Inc. has shared voting and investment power with respect to 11,983,337 shares.

(7)  Includes 5,000,000 shares of common stock.

(8)  Includes 4,187,535 shares of common stock.

(9)  Includes 168,750 shares issuable upon exercise of vested stock options.

(10) Includes 49,500 shares issuable upon exercise of vested stock options.

(11) Lawrence Brand left the company in February 2002.

(12) Includes 29,630,341 shares of common stock, 4,674,175 shares issuable upon exercise of vested stock options and 2,065,000 shares issuable upon exercise of warrants.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    Below is information as of December 31, 2003 with respect to compensation plans under which equity securities are authorized for issuance.


                                           A                                 B                                     C
------------------------------------------------------------------------------------------------------------------------------------
                         Number of securities to be issued     Weighted-average exercise          Number of securities remaining
                          upon exercise of outstanding          price of outstanding options,    available for future issuance under
                          options, warrants and rights          warrants and rights             equity compensation plans (excluding
                                                                                                  securities reflected in column A)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders (1)               9,708,222                       $         1.10                              11,201,778 (2)

Equity compensation
plans not approved by
security holders                        -                                      -                                       -
------------------------------------------------------------------------------------------------------------------------------------
         Total                     9,708,222                                                                   11,201,778
                         ===========================================================================================================


(1) Plans approved by stockholders include the Amended and Restated Stock Incentive and Option Plan.


(2) 90,000 options were granted to Peter Friedli, one of our directors, as compensation for a non-employee member of our board of directors.

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

    On October 8, 2002, the Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment. Two of the investors, Peter Friedli and Venturetec, are our stockholders and pursuant to the terms of the private placement, each received 1,000,000 warrants. As part of this financing, in March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of our assets. Subsequent to the issuance of these promissory notes, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under the initial $6 million commitment. As part of the syndication process, during 2003, we issued nine convertible promissory notes totaling $3,450,000. During March 2004, the credit facility available to us under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million, pursuant to amended notes. The general terms of the amended notes remain the same as the terms of the $6 million notes described above.

    Peter Friedli also earns fees for his help in raising funds for the Company. As a result of his help in securing the funds associated with the convertible promissory notes, Peter Friedli was paid $360,000 during 2003. In conjunction with the $3.3 million of funds received during the first and second quarters of 2004, Peter Friedli is to be provided with an additional $330,000 in fees, which Mr. Friedli has indicated to us will be distributed to a number of third party banks and individuals who assisted in financing effort. In addition, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007 in connection with his continued support of the business and his assistance with fundraising.

    Venturetec and Pine were debentureholders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

    As part of our October 2001 rights offering, we sold shares of our common stock to Venturetec and Pine. Venturetec and Pine each delivered to us a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering. Venturetec's note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine's note was in the principal amount of CHF 8,687,530 (approximately $5.3 million). However, on January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes associated with the rights offering. The CHF 2,500,000 (approximately $1.5 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

    o In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying us CHF 2,083,334 (approximately $1.3 million) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to May 15, 2002. We simultaneously returned Pine's original CHF 8,687,530 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

    o Venturetec paid us CHF 416,666 (approximately $256,000) and delivered to us an amended and restated secured promissory note dated as of
         October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec's secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec's original subscription price for the shares of our common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. We simultaneously returned Venturetec's original CHF 8,500,000 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

    On June 22, 2004, Mr. Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. For his agreement to serve as Chairman of the Board, we agreed to award Mr. Deson 50,000 shares of our common stock. Mr. Deson is the founder of Deson & Co., Deson Ventures, and Treeline Capital, all technology-focused investment related firms. Prior to founding his investment firms, Mr. Deson was a Senior Vice President at Donaldson, Lufkin & Jenrette, now Credit Suisse First Boston. Messrs. Friedli and Deson have co-invested in a number of operating companies.

LOANS TO MEMBERS OF MANAGEMENT AND BOARD OF DIRECTORS

    We do not have any outstanding loans to officers or members of the Board of Directors.

OTHER TRANSACTIONS

    In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to a renewed agreement, which is scheduled to expire in November 2006, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli's services. Consulting expense under the Friedli Corporate Finance agreement was approximately $63,000 for each of the years ended December 31, 2003, 2002 and 2001. In addition, under the original agreement, we granted:

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

    On June 22, 2004, Mr. Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. For his agreement to serve as Chairman of the Board, we agreed to award Mr. Deson 50,000 shares of our common stock. Mr. Deson is the founder of Deson & Co., Deson Ventures, and Treeline Capital, all technology-focused investment related firms. Prior to founding his investment firms, Mr. Deson was a Senior Vice President at Donaldson, Lufkin & Jenrette, now Credit Suisse First Boston. Messrs. Friedli and Deson have co-invested in a number of operating companies.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

    Aggregate fees for professional services rendered to the Company by KPMG LLP as of or for the years ended December 31, 2003 and 2002 are summarized in the table below.

                                      2003               2002
                                   ------------------------------
Audit fees (1)                     $210,345           $195,655

Audit Related fees                        0                  0

Tax fees (2)                         33,380             51,865

All Other fees                            0                  0
                                   ------------    -------------
Total fees                         $243,725           $247,520
                                   ============    =============

-------------------------
(1) Audit fees include consents and review of and assistance with documents filed with the SEC.
(2) Tax fees consisted of fees for tax consultation and tax compliance services.


    Approximately 21% and 14% of the total revenues we paid to KPMG LLP in 2002 and 2003, respectively, were fees for tax consultation and tax compliance services.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

    As we do not have an Audit Committee, the Board of Directors has established a policy regarding pre-approval of all audit and non-audit services provided to us by our independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Board of Directors is requested. The Board of Directors reviews these requests and advises management if the Board of Directors approves the engagement of the independent auditor. On a periodic basis, management reports to the Board of Directors regarding the actual spending for such projects and services compared to the approved amounts. The projects and categories of service are as follows:

    o Audit fees: Professional services rendered for the audits of the consolidated financial statements of the Company and assistance with review of documents filed with the SEC.
    o Audit Related fees: Services related to employee benefit plan audits, business acquisitions, accounting consultations and consultations concerning financial and accounting and reporting standards.
    o Tax fees: Services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
    o All Other fees: Other services are pre-approved on an engagement-by-engagement basis.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

    The following financial statements required by this Item are submitted in a separate section beginning on page F-1 of this report.



                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Operations                                        F-3
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss                                                     F-4
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                                   F-7

    See Schedule II - Valuation and Qualifying Accounts and Reserves

    All other schedules have been omitted, as the required information is included in our Consolidated Financial Statements or the notes thereto, or is not applicable or required.

REPORTS ON FORM 8-K

    On November 14, 2003 we filed a Form 8-K under Item 12 reporting that we had issued a press release announcing our financial results for the quarter ended September 30, 2003.

EXHIBITS

    See Exhibit Index attached.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on June 30, 2004.

                                                  E-CENTIVES, INC.

                                                  By: /s/ Mehrdad Akhavan
                                                      --------------------------
                                                      Mehrdad Akhavan
                                                      Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

         Name                         Title                            Date
         ----                         -----                            ----

/s/ Mehrdad Akhavan                                                June 30, 2004
------------------------
Mehrdad Akhavan               Chief Executive Officer (Principal
                              Executive Officer) and Director


/s/ Tracy L. Slavin                                                June 30, 2004
------------------------
Tracy L. Slavin               Chief Financial Officer (Principal
                              Financial and Accounting Officer)

/s/ Sean Deson                                                     June 30, 2004
------------------------
Sean Deson                    Chairman and Director


/s/ Peter Friedli                                                  June 30, 2004
------------------------
Peter Friedli                 Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
E-centives, Inc.:

    We have audited the accompanying consolidated balance sheets of E-centives, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the consolidated financial statements, the Company is dependent upon its principal stockholder for continued funding.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-centives, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Notes 2 and 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ KPMG LLP
McLean, Virginia
June 29, 2004

                                E-CENTIVES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        December 31, 2003          December 31, 2002
                                                                     ----------------------      --------------------

                              ASSETS

Current assets:
  Cash and cash equivalents                                                     $ 285,076                $ 2,317,354
  Accounts receivable, net of allowance for doubtful
     accounts of $63,086 and $75,108 at December 31, 2003
     and December 31, 2002, respectively                                        1,582,763                  2,973,129
  Other receivables                                                                     -                    140,169
  Prepaid expenses                                                                 67,367                    297,888
  Restricted cash                                                                  57,069                    635,049
  Other                                                                                 -                     16,203
                                                                   -----------------------    -----------------------
          Total current assets                                                  1,992,275                  6,379,792
Property and equipment, net                                                       849,407                  2,281,155
Other intangible assets, net                                                    2,063,507                  3,185,213
Restricted cash                                                                    70,000                    110,000
Deferred financing fee                                                            857,840                    720,000
Other assets                                                                            -                     14,790
                                                                   -----------------------    -----------------------
          Total assets                                                        $ 5,833,029               $ 12,690,950
                                                                   =======================    =======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $ 2,654,601                $ 1,957,590
  Accrued expenses                                                                765,691                  1,254,773
  Accrued restructuring costs                                                      77,276                    717,079
  Deferred revenue                                                                653,741                  1,095,613
  Current portion of capital leases                                               297,327                    224,914
  Other liabilities                                                               214,783                     90,552
                                                                   -----------------------    -----------------------
          Total current liabilities                                             4,663,419                  5,340,521
Capital leases, net of current portion                                             31,718                    245,614
Long-term debt                                                                  3,450,000                          -
Other long-term liabilities                                                       124,465                          -
                                                                   -----------------------    -----------------------
          Total liabilities                                                     8,269,602                  5,586,135
                                                                   -----------------------    -----------------------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A convertible preferred stock (voting), $.01 par value, 9,600,000 shares of preferred stock authorized, 0 and 2,000,000 shares issued and outstanding at December 31, 2003
    and December 31, 2002, respectively.                                                -                     20,000
  Series B convertible preferred stock (voting), $.01 par value,
    400,000 shares of preferred stock authorized, issued,
    and outstanding at December 31, 2003 and December 31, 2002.                     4,000                      4,000
  Common stock, $.01 par value, 120,000,000 shares authorized
     57,663,609 and 37,349,284 shares issued and outstanding
     at December 31, 2003 and December 31, 2002, respectively.                    576,636                    373,493
  Additional paid-in capital                                                  126,073,611                123,452,566
  Accumulated other comprehensive gain                                                  -                      3,386
  Accumulated deficit                                                        (129,090,820)              (116,748,630)
                                                                   -----------------------    -----------------------
          Total stockholders' equity (deficit)                                 (2,436,573)                 7,104,815
                                                                   -----------------------    -----------------------
                                                                   -----------------------    -----------------------
          Total liabilities and stockholders' equity (deficit)                $ 5,833,029               $ 12,690,950
                                                                   =======================    =======================


          See accompanying notes to consolidated financial statements.

                                E-CENTIVES, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended December 31,
                                                  2003              2002               2001
                                       ----------------------------------------------------------
Revenue                                       $ 6,059,123       $ 7,220,798        $ 5,053,624
Operating expenses:
   Cost of revenue                              2,866,193         4,415,722          8,395,162
   Product development, exclusive
     of stock-based compensation                2,518,649         4,068,402          7,933,192
   General and administrative, exclusive
     of stock-based compensation                7,632,263        10,763,390         12,591,620
   Sales and marketing, exclusive
     of stock-based  compensation               2,311,809         3,885,839          9,997,131
   Network partner fees                                 -             2,271            985,593
   Restructuring and impairment charges                 -         1,128,400          9,876,123
   Stock-based compensation:
     Product development                          156,316            60,409            200,822
     General and administrative                 2,203,114           105,825            362,365
     Sales and marketing                          248,146           193,282            299,932
                                       ----------------------------------------------------------
         Loss from operations                 (11,877,367)      (17,402,742)       (45,588,316)
Interest expense                                 (479,172)          (58,078)            (3,630)
Interest income                                    10,963           296,457            607,957
Other income                                        3,386                 -                  -
         Loss before income taxes             (12,342,190)      (17,164,363)       (44,983,989)
Income taxes                                            -            19,476            (19,476)
                                       -----------------------------------------------------------
Net loss                                    $ (12,342,190)    $ (17,144,887)     $ (45,003,465)
                                       ===========================================================

Basic and diluted net loss per
   common share                                    ($0.29)           ($0.46)            ($2.68)
Shares used to compute basic and
   diluted net loss per common share           42,521,083        37,349,270         16,810,366


          See accompanying notes to consolidated financial statements.

                                E-CENTIVES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                                Series A Preferred Stock       Series B Preferred Stock
                                                                ------------------------       ------------------------
                                                                 Shares       Amount           Shares         Amount
                                                              ----------     ------------     -----------   -----------
Balance at December 31, 2000                                         --    $      --              --      $      --
                                                              ===========    ============     ===========   ============
Rights Offering                                               2,000,000       20,000              --             --
Exercise of stock options                                            --           --              --             --
Acquisition of Commerce Division                                     --           --              --             --
Acquisition of BrightStreet.com                                      --           --              --             --
Stock-based compensation                                             --           --              --             --
Foreign Currency Translation Adjustment                              --           --              --             --
Net loss                                                             --           --              --             --
Comprehensive loss
                                                              ----------     ------------     -----------   -----------
Balance at December 31, 2001                                  2,000,000       20,000              --             --
                                                              ===========    ============     ===========   ============
Rights Offering                                                      --           --              --             --
Exercise of stock options                                            --           --              --             --
Issuance of Warrants                                                 --           --              --             --
Acquisition of the Consumer Review                                   --           --          400,000          4,000
Stock-based compensation                                             --           --              --             --
Foreign Currency Translation Adjustment                              --           --              --             --
Net loss                                                             --           --              --             --
Comprehensive loss
                                                              ----------     ------------     -----------   -----------

Balance at December 31, 2002                                  2,000,000       20,000          400,000          4,000
                                                              ===========    ============     ===========   ============
Conversion of Series A preferred stock to common stock       (2,000,000)     (20,000)            --              --
Issuance of Warrants                                                 --           --              --             --
Exercise of stock options                                            --           --              --             --
Stock-based compensation                                             --           --              --             --
Foreign Currency Translation Adjustment                              --           --              --             --
Net loss                                                             --           --              --             --
Comprehensive loss
                                                              -----------    ------------     -----------   -----------
Balance at December 31, 2003                                         --    $      --          400,000     $    4,000
                                                              ===========    ============     ===========   ============

                                                                              Common Stock                  Additional
                                                                   -------------------------------           paid-in
                                                                      Shares              Amount             Capital
                                                                   ------------       ------------     ----------------
Balance at December 31, 2000                                       15,168,434         $  151,684       $   85,282,822
                                                                   ============       =============    ================
Rights Offering                                                    20,000,000            200,000           22,222,571
Exercise of stock options                                              11,875                119               28,006
Acquisition of Commerce Division                                    2,168,945             21,690           11,755,682
Acquisition of BrightStreet.com                                           --                 --               185,000
Stock-based compensation                                                  --                 --               863,119
Foreign Currency Translation Adjustment                                   --                 --                   --
Net loss                                                                  --                 --                   --
Comprehensive loss
                                                                   ------------       ------------     ----------------
Balance at December 31, 2001                                       37,349,254            373,493          120,337,200
                                                                  ==============      ============     ================
Rights Offering                                                           --                 --                  (27,855)
Exercise of stock options                                                  30                 --                   105
Issuance of Warrants                                                      --                 --               720,000
Acquisition of the Consumer Review                                        --                 --             2,063,600
Stock-based compensation                                                  --                 --               359,516
Foreign Currency Translation Adjustment                                   --                 --                   --
Net loss                                                                  --                 --                   --
Comprehensive loss
                                                                   ------------       ------------     ----------------
Balance at December 31, 2002                                       37,349,284            373,493          123,452,566
                                                                  ==============      ============     ================
Conversion of Series A preferred stock to common stock             20,000,000            200,000                (180,000)
Issuance of Warrants                                                      --                 --               155,250
Exercise of stock options                                             314,325              3,143               38,219
Stock-based compensation                                                  --                 --             2,607,576
Foreign Currency Translation Adjustment                                   --                 --                   --
Net loss                                                                  --                 --                   --
Comprehensive loss
                                                                   ------------       ------------     ----------------
Balance at December 31, 2003                                       57,663,609         $  576,636       $  126,073,611
                                                                  ==============      ============     ================

          See accompanying notes to consolidated financial statements.

                                E-CENTIVES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS


                                                                                                       Accumulated
                                                      Notes                               Other                             Total
                                                 Receivable from   Comprehensive      Comprehensive      Accumulated   Stockholders'
                                                   Shareholders       Loss             Gain (Loss)         Deficit          Equity
                                                                                                                           (Deficit)
Balance at December 31, 2000                  $             --    $      --          $      --       $  54,600,278)   $  30,834,228
                                              ==================  ==============     ==============  ==============   ==============
Rights Offering                                     (10,576,941)                            --                --         11,865,630
Exercise of stock options                                   --                              --                --             28,125
Acquisition of Commerce Division                            --             --               --                --         11,777,372
Acquisition of BrightStreet.com                             --             --               --                --            185,000
Stock-based compensation                                    --             --               --                --            863,119
Foreign Currency Translation Adjustment                     --             --            (16,997)           --              (16,997)
Net loss                                                    --             --               --         (45,003,465)     (45,003,465)
                                                                          (16,997)
Comprehensive loss                                                    (45,003,465)
                                              ------------------  -----------------  -------------  --------------   --------------
Balance at December 31, 2001                        (10,576,941)      (45,020,462)       (16,997)      (99,603,743)      10,533,012
                                              ==================  =================  ==============  ==============   ==============
Rights Offering                                      10,576,941                             --                --         10,549,086
Exercise of stock options                                   --                              --                --                105
Issuance of Warrants                                        --             --               --                --            720,000
Acquisition of the Consumer Review                          --             --               --                --          2,067,600
Stock-based compensation                                    --             --               --                --            359,516
Foreign Currency Translation Adjustment                     --             --             20,383              --             20,383
Net loss                                                    --             --               --         (17,144,887)     (17,144,887)
                                                                           20,383
Comprehensive loss                                                    (17,144,887)
                                              ------------------  -----------------=  -------------  --------------   --------------
Balance at December 31, 2002                                --        (17,124,504)         3,386      (116,748,630)       7,104,815
                                              ==================  =================  ==============  ==============   ==============
Conversion of Series A preferred
     stock to common stock                                  --                              --                --               --
Issuance of Warrants                                        --                              --                --            155,250
Exercise of stock options                                   --             --               --                --             41,362
Stock-based compensation                                    --             --               --                --          2,607,576
Foreign Currency Translation Adjustment                     --             --             (3,386)             --             (3,386)
Net loss                                                    --             --               --         (12,342,190)     (12,342,190)
                                                                           (3,386)
Comprehensive loss                                                    (12,342,190)
                                              ------------------  -----------------=  -------------  --------------   --------------
Balance at December 31, 2003                          $     --      $ (12,345,576)       $     0    $ (129,090,820)    $ (2,436,573)
                                              ==================  =================  ==============  ==============   ==============

          See accompanying notes to consolidated financial statements.

                                E-CENTIVES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                 2003                 2002              2001
                                                               --------------------------------------------------
Cash flows from operating activities:
  Net loss                                                     $ (12,342,190)     $ (17,144,887)    $ (45,003,465)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                               3,006,890          5,274,070         6,182,141
       Amortization of deferred financing fee                        222,160                  -                 -
       Stock-based compensation                                    2,607,576            359,516           863,119
       Provision for doubtful accounts                                44,097             35,263           493,168
       Issuance of warrants for consulting services                  155,250                  -                 -
       Foreign currency translation gain                              (3,386)                 -                 -
       Restructuring charge                                                -         (2,096,982)          469,397
       Foreign currency loss on notes receivable                           -            258,230                 -
       (Increase) decrease in:
          Accounts receivable                                      1,346,269           (425,369)          481,335
          Prepaid expenses and other current assets                  246,724            (43,022)        1,002,351
          Other receivable                                           140,169            534,397           146,613
       Increase (decrease) in:
          Accounts payable                                           721,845            (35,187)         (447,594)
          Deferred revenue                                          (441,872)        (1,428,114)          795,724
          Accrued expenses and other liabilities                    (775,759)        (2,014,053)       10,248,497
                                                                 -------------------------------------------------
       Net cash used in operating activities                      (5,072,227)       (16,726,138)      (24,768,714)
                                                                 -------------------------------------------------
Cash flows from investing activities:
  Sale of short-term investments                                           -                  -           114,491
  Decrease (increase) in restricted cash                             617,980            711,812          (913,877)
  Acquisition of property and equipment                              (51,531)          (428,254)         (895,323)
  Decrease (increase) in security deposits                            14,790            (15,641)          (37,855)
  Refund of purchase of  property and equipment                       25,050                  -                 -
  Purchase of intangible asset                                      (411,299)                 -                 -
  Acquisition of ConsumerREVIEW.com                                        -           (175,302)                -
  Acquisition of BrightStreet.com                                          -            (34,254)       (1,924,380)
  Acquisition of Commerce Division                                         -                  -        (1,115,955)
                                                                 -------------------------------------------------
       Net cash provided by (used in) investing activities           194,990             58,361        (4,772,899)
                                                                 -------------------------------------------------
Cash flows from financing activities:
  Payments on obligations under capital lease                       (286,403)          (208,331)          (16,621)
  Proceeds from issuance of debt                                   3,450,000                  -                 -
  Debt issuance costs                                               (360,000)                 -                 -
  Net proceeds from rights offering                                        -            (27,855)       12,606,016
  Proceeds from notes receivable                                           -         10,318,953                 -
  Exercise of stock options                                           41,362                105            28,125


  Payment of dividends                                                     -                  -        (1,235,688)
                                                                 -------------------------------------------------
       Net cash provided by financing activities                   2,844,959         10,082,872        11,381,832
                                                                 -------------------------------------------------
       Net decrease in cash and cash equivalents                  (2,032,278)        (6,584,905)      (18,159,781)
Cash and cash equivalents, beginning of period                     2,317,354          8,902,259        27,062,040
                                                                 -------------------------------------------------
Cash and cash equivalents, end of period                           $ 285,076        $ 2,317,354       $ 8,902,259
                                                                 -------------------------------------------------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                          $ 32,973           $ 58,078           $ 3,630

Supplemental disclosure of non-cash investing and financing activities:
    During  2003,  2,000,000  shares  of  the  Company's  series  A  convertible preferred stock was converted into 20,000,000 shares of the Company's common stock.
    During  December  2003,  the  Company  issued  345,000  warrants  valued  at
      $155,250.
    During  September  2003,  the  Company  entered  into a  capital  lease  for approximately $114,000 for hardware.
    During  January  2003,  the  Company   entered  into  a  capital  lease  for
      approximately $24,000 for telephone related equipment.
    During  October  2002,  the board of  directors  approved  the  issuance  of
      6,000,000 warrants valued at $720,000.
    Inconjunction with the acquisition of ConsumerREVIEW.com in December 2002, the Company issued 400,000 shares of series B preferred stock, valued at $2,067,600.

    Inconjunction  with the  acquisition of  BrightStreet.com,  Inc. in December
      2001, the Company issued warrants, valued at $185,000, for the purchase of 500,000 shares of common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company's common stock, which were not earned and therefore cancelled in June 2003.
    Inconjunction  with the acquisition of the Commerce  Division in March 2001, the Company issued 2,168,945 shares of common stock, valued at $11,755,682, and a contingent performance-based warrant to purchase 1,860,577 shares of the Company's common stock. The right to exercise the contingent performance-based warrant expired on March 27, 2002.

          See accompanying notes to consolidated financial statements.

                         E-CENTIVES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

    E-centives, Inc. ("E-centives" or the "Company") was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. and again, in March 1999, the Company amended its articles of incorporation to change its name to E-centives, Inc. During March 2001, the Company expanded its international operations by establishing a subsidiary in the United Kingdom, E-centives Limited. However, the operations of this subsidiary were terminated in conjunction with the Company's second quarter 2002 restructuring plan that involved closing down the operating activities of the Commerce Division.

    E-centives provides interactive direct marketing technologies and services for global marketers. The Company offers a complete suite of technologies, including several patented components, which enable businesses to acquire and retain relationships with their audiences. The Company's current principal products are the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and advertising and e-commerce related services provided through its ConsumerREVIEW.com division. During 2002, plans were approved to close the Commerce Division and, by August 30, 2002, the Company discontinued offering the services provided by its Commerce Engine and Commerce Network systems. In addition, in July 2002, the Company reduced its workforce due to its decision to close down its PerformOne Network system.

    One of the Company's Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed 45% and 62%, respectively, of the Company's revenue for the years ended December 31, 2003 and 2002. This customer's initial contract expired in October 2002, its first renewal agreement with the Company expired in October 2003, and the customer entered into a subsequent renewal agreement that expires in December 2004. However, due to the lower scope of work to be performed by the Company, and the customer's savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under negotiation. Loss of this customer, or failure to complete negotiations to increase the fixed fees associated with the renewal contract to pre-November 2003 levels could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

    The Company currently anticipates that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the third quarter of 2005. This forecast is based on the remaining available line of credit at June 29, 2004 of up to $5.25 million from the credit facility, structured in the form of two $6 million three-year convertible promissory notes that were issued in March 2003 and during March 2004. Should future revenue be insufficient to cover the Company's operating costs, the Company will need to secure additional funds to ensure future viability. The Company may need to raise additional funds sooner than anticipated to fund its future expansion, to develop new or enhanced products or services, to respond to competitive pressures or to make acquisitions. To the extent that the Company's existing funds and funds from the convertible promissory notes are not sufficient to enable the Company to operate into the third quarter of 2005 and beyond, Friedli Corporate Finance provided a written commitment to provide the Company with an additional capital infusion of up to $8 million. However, no formal terms and conditions have been agreed upon, other than the terms of the $6 million, amended to $12 million, convertible promissory notes. The Company cannot be certain that additional financing will be available to them on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to expand its business.

The Company is dependent upon its principal shareholder for continued funding.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, which was closed during 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Estimates are used in accounting for, among other things, allowances for uncollectible receivables, recoverability of long-lived assets, intangible assets, depreciation and amortization, goodwill, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(c) Cash and Cash Equivalents

    All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Those investments with maturities less than twelve months at the balance sheet date are considered short-term investments. Cash and cash equivalents consist of cash on deposit with banks and money market funds stated at cost, which approximates fair value.

 (d) Property and Equipment

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

(e) Long-Lived and Amortizable Intangible Assets

    Effective January 1, 2002, the Company adopted the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Company assesses the recoverability of long-lived assets, including amortizable intangible assets, whenever adverse events or changes in circumstances or business climate indicate that the carrying value of the asset may not be recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount, if any, in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001, certain assets were deemed to be impaired. Accordingly, the Company recorded an impairment charge of approximately $469,000 during 2001. No impairment charges were recorded during 2002 or 2003.

    In accordance with the amortization provisions of FAS 142, Goodwill and Other Intangible Assets, the Company amortizes intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviews them for impairment in accordance with FAS 144.

    Amortizable intangible assets at December 31, 2003, consisted of patents, technology and tradenames, which were acquired in connection with the BrightStreet.com and ConsumerREVIEW.com acquisitions, while at December 31, 2002 amortizable intangible assets consisted of technology and tradenames. As of December 31, 2003, the Company had the following amortizable intangible assets:

                                                      Gross Carrying     Accumulated        Net
                                                          Amount         Amortization      Value
                                                      ---------------------------------------------
Amortizable intangible assets:
         Patents                                            $ 411,299     $ (102,418)     $ 308,881
         Technology                                         3,774,685     (2,091,875)     1,682,810
         Tradenames                                           112,408        (40,592)        71,816
                                                      ---------------------------------------------
            Total amortizable intangible assets           $ 4,298,392    $(2,234,885)   $ 2,063,507
                                                      ---------------------------------------------

Aggregate Amortizaton Expense:
         For the year ended December 31, 2003                            $ 1,428,574

Estimated Amortizaton Expense:
         For the year ended December 31, 2004                            $ 1,529,221
         For the year ended December 31, 2005                              $ 534,286
         For the year ended December 31, 2006                                    $ -


    Had the amortization provisions of FAS 142 been applied as of January 1, 2001 for all of the Company's acquisitions, it would not have had a material adverse effect on the Company's net loss and loss per common share for the year ended December 31, 2001.

(f) Goodwill

    Goodwill represents the excess of costs over fair value of tangible and separately identifiable intangible assets of businesses acquired. The Company adopted the provisions of FAS 142 as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. At Janauary 1, 2002, goodwill related to the reclassification of employee workforce that was recorded in connection with the purchase of the Commerce Division. During the second quarter of 2002, due to the closure of the Commerce Division, the goodwill was deemed impaired and the net value of approximately $657,000 was written off. At December 31, 2003, the Company had no goodwill or other intangible assets with indefinite useful lives.

(g) Deferred Revenue

    Deferred revenue represents billings or collections on contracts in advance of performance of services and is recognized as revenue as the related service is performed based upon the applicable revenue recognition methodology.

(h) Revenue Recognition

    Revenue is generated by providing promotions marketing services, e-mail marketing services and various other consulting services, as well as licensing the Company's software products. The Company's current products are principally the Interactive Database Marketing System, the Promotions System and the E-mail Marketing System, as well as advertising and e-commerce services provided through ConsumerREVIEW.com. The Company eliminated the offerings of the Commerce Engine, the Commerce Network and the PerformOne Network during 2002, so these products did not contribute any revenue for the year ended December 31, 2003, but did for the years ended December 31, 2002 and 2001.

    The Company's Interactive Database Marketing System, which represented 53%, 67% and 1% of the Company's 2003, 2002 and 2001 revenue, respectively, is a solution targeted at consumer packaged goods companies that allows businesses to establish direct consumer relationships through a set of integrated tools that include targeted e-mail marketing, a customer transaction database, a data warehouse, a micro site and survey generator and a patented coupon promotion system. It is primarily the combination of the Company's Promotions System and E-mail Marketing System. Revenue is generated by charging fees for system licensing, data hosting, site hosting, database management, account management, strategy services, creative services, e-mail delivery and management services, as well as tracking and analytical services. Revenue related to licensing fees is recognized ratably over the license period, one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. The Company's only client with a performance-based incentive fee contributed approximately $96,000, $1,064,000 and $0, respectively, in such revenue for the years ended December 31, 2003, 2002 and 2001, from the original contract that expired in October 2002. The first renewal agreement, which began in November 2002, also includes performance-based incentive fees that contributed $223,000 in revenue for the year ended December 31, 2003. The second renewal agreement, which began in November 2003 and ends in December 2004, does not contain a performance-based incentive fee component.

    The Company's Promotions System enables companies to create, manage, deliver and track promotional vehicles, such as print-at-home online coupons. The system's printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods. In addition, the system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles. The technology can also be used to build knowledge about consumers, such as their prior product purchases and loyalty data, and to get a more accurate measure of the actual impact of online marketing expenditures on sales. For the years ended December 31, 2003, 2002 and 2001, revenues from the Promotions System have been included in revenues generated from the Interactive Database Marketing System and the revenue recognition policies are the same as those for the Interactive Database Marketing System.

    The Company's E-mail Marketing System, which represented 3%, 5% and 2% of the 2003, 2002 and 2001 revenue, respectively, allows businesses to conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure. Revenue is generated by charging fees for list management and hosting services, strategy and creative services, e-mail delivery and management services, as well as tracking and analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship, while all other revenue is recognized when the service is provided.

    ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company's websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of the Company's websites responds to a commerce link by linking to a customer's websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commissions programs, revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 44% and 3% of the company's total revenue for 2003 and 2002, respectively.

    PromoMail, the principal offering of the PerformOne Network, was a service that consisted of targeted e-mails highlighting specific e-centives. Marketers purchased this service on a fixed fee basis or on a performance basis. For the fixed fee contracts, participating marketers were charged a fixed fee for each member to whom the e-mail was sent and revenue related to the service was recognized upon transmission of the e-mail. When marketers purchased the service on a performance basis, revenue was based solely on the actions of the Company's members. The Company earned a contractually specified amount based on the number of members who clicked on the offer or other specified link, the number of purchases by the Company's members, or the amount of sales generated by the Company's members. Beginning January 1, 2002, revenue for performance related agreements was being recognized upon cash receipts from the marketers for the actions of the Company's members or upon notification of the actions for marketers that prepay. Prior to January 1, 2002, revenue was recognized upon notification of the actions of the Company's members. This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue. Due to the closure of the PerformOne Network during 2002, PromoMail contributed no revenue for 2003, but represented 4% and 62% of the Company's revenue for the years ended December 31, 2002 and 2001, respectively.

    The Commerce Engine, which the Company stopped offering during the second quarter of 2002, provided Internet portals and other website customers with an infrastructure to enable their end users to make purchase decisions for goods and services. The Commerce Engine provided a complete commerce experience for online consumers, enabling them to search for products, compare features and prices among products, and locate and purchase these products through participating online merchants. Revenue, which was recognized ratably over the expected term of the contract, was primarily generated through license, support and maintenance fees.

    The Commerce Network, which the Company stopped offering during the second quarter of 2002, enabled merchants to distribute and promote their products to the end users of the Company's Commerce Engine customers. The system collected product data from merchants, normalized it into appropriate categories, indexed it and made it available for access through the Commerce Engine. Revenue was primarily based on the actions of the end users of the Commerce Engine. The Company earned a contractually specified amount based on the number of end users who clicked on the specified link or the amount of sales generated by the end users. Beginning January 1, 2002, revenue was recognized upon cash receipts from the merchants, and prior to January 1, 2002 revenue was recognized when an action occurred by an end user. This change in revenue recognition policy was due to the uncertainty in estimating the revenue and, therefore, the collectibility of the revenue.

    Customers may also contract for consulting services, such as assistance with promotions planning, consumer acquisition and analytics. Revenue related to these services is recognized as the related services are provided.

    Revenue for the first two quarters of 2001 included barter revenue ("marketing partner transactions"), which represented exchanges of promotional e-mail deliveries for reciprocal advertising space or traffic on other websites. There were no marketing partner transactions during the third and fourth quarters of 2001 or during 2002 or 2003. Revenue and expenses from marketing partner transactions were recorded based upon the fair value of the promotional e-mails delivered at a similar quantity or volume of e-mails delivered in a qualifying past cash transaction. Fair value of promotional e-mails delivered was based upon the Company's recent historical experience of cash received for similar e-mail deliveries. Such revenue was recognized when the promotional e-mails were delivered. Corresponding expenses were recognized for the advertisements received when the advertisements were displayed on the reciprocal websites or properties, which was typically in the same period as delivery of the promotional e-mails and were included in sales and marketing expense.

    For the years ended December 31, 2003, 2002 and 2001 one of the Company's Interactive Database Marketing System customers contributed $2.7 million, $4.5 million and $58,000 in revenue, respectively. This customer's original agreement expired in October 2002; however, the customer subsequently signed two annual renewal agreements, with the most recent agreement ending in December 2004. This customer also represented approximately $874,000 of the $1,583,000 net accounts receivable balance as of December 31, 2003 and approximately $2.6 million of the $3.0 million net accounts receivable balance as of December 31, 2002. The Company does not believe there is a significant risk of uncollectibility due to the customer's payment history and credit-worthiness.

(i) Cost of Revenue

    Cost of revenue consists primarily of expenses related to providing the Company's services, including related personnel costs associated with providing its services, depreciation of servers, network and hosting charges, and revenue share payments.

(j) Product Development Costs

    Product development consists primarily of expenses related to the development and enhancement of the Company's technology and services, including payroll and related expenses for personnel, as well as other associated expenses for the Company's technology department. The Company expenses product development costs as they are incurred.

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

(l) Advertising Costs

    Advertising  costs  are  expensed  as  incurred.   Advertising  expense  was
approximately  $5,000,  $47,000 and  $4,309,000  during  2003,  2002,  and 2001, respectively.

(m) Stock-Based Compensation

    At December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 14b. As permitted under FAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock
Compensation an interpretation of APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

                                                                          Year ended December 31,
                                                                ---------------------------------------------
                                                                    2003           2002           2001
                                                                ---------------------------------------------

Net loss applicable to common stockholders, as reported          $ (12,342,190) $ (17,144,887) $ (45,003,465)
Add:  Total stock-based employee compensation
      expense included in reported net loss, net of
      related tax effects                                            2,607,576        359,516        863,119
Deduct:  Total stock-based employee compensation
     expense as determined under fair value based
     method for all awards, net of related tax effects              (2,069,647)    (1,301,288)    (2,437,069)
                                                                ---------------------------------------------
Pro forma net income                                             $ (11,804,261) $ (18,086,659) $ (46,577,415)
                                                                =============================================

Basic and diluted net loss per share:
     As reported                                                       $ (0.29)       $ (0.46)       $ (2.68)
     Pro forma                                                           (0.28)         (0.48)         (2.77)


(n) Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

(o) Net Income (Loss) Per Share

    The Company computes net income (loss) applicable to common stockholders in accordance with FAS 128, Earnings Per Share. Under the provisions of FAS 128, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same.

(p) Fair Value of Financial Instruments

    The Company considers the carrying value of the Company's financial instruments, which include cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value at December 31, 2003 and 2002 because of the relatively short period of time between origination of the instruments and their expected realization or settlement. The convertible promissory notes issued in connection with the Company's syndication process were recorded at their respective faced values, which is assumed to approximate fair value.

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

    In the year ended December 31, 2003, the Company incurred charges related to bad debt of approximately $44,000. While the Company believes that its allowance for doubtful accounts as of December 31, 2003 is adequate to cover any difficulties with the collection of its accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

    There was one customer that accounted for 55% and 86%, respectively, of the Company's accounts receivable at December 31, 2003 and 2002. For the years ended December 31, 2003 and 2002, one customer accounted for 45% and 62%, respectively, of revenue, while for the year ended December 31, 2001 no one customer accounted for more than 10% of revenue.

(r) Retirement Plan

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

(s) Foreign Currency Translation

    The functional currency of the Company's international operation is the local currency. Accordingly, all assets and liabilities of the subsidiary are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders' equity. For the year ended December 31, 2003, the Company recorded no foreign currency translation gain or loss, but for the years ended December 31, 2002 and 2001, the Company recorded a foreign currency translation gain and loss of approximately $20,000 and ($17,000), respectively.

    Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations. There were no gains or losses resulting from foreign currency transactions during 2003, and for the years ended December 31, 2002 and 2001, the Company recorded a foreign currency transaction loss and gain of approximately ($258,000) and $43,000, respectively.

(t) Comprehensive Income (Loss)

    Effective January 1, 1998, the Company adopted the provisions of FAS 130, Reporting Comprehensive Income. FAS 130 established standards for reporting comprehensive income and its components in financial statements.

    The functional currency of the Company's international operation, which was closed during 2002, was the local currency. Accordingly, all assets and liabilities of its U.K. subsidiary were translated using exchange rates in effect at the end of the period, and revenue and costs were translated using weighted average exchange rates for the period. The related translation adjustments were reported in accumulated other comprehensive income (loss) in stockholders' equity (deficit).

                                                                 Year Ended December 31,
                                                            2003            2002           2001
                                                      --------------------------------------------------
Net loss                                               $ (12,342,190) $ (17,144,887)  $ (45,003,465)
Other comprehensive income (loss):
     Foreign currency translation adjustments                 (3,386)        20,383         (16,997)
                                                      --------------------------------------------------
Comprehensive loss                                     $ (12,345,576) $ (17,124,504)  $ (45,020,462)
                                                      ===================================================

(u) Recent Accounting Pronouncements

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

    In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. See Note 11.

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

    In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended FAS 123 Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and the applicable required disclosures have been made in these consolidated financial statements. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employee as allowed under FAS 123 (see Note 14b).

    In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46R requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures, which are required regarding an enterprise's involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have an impact on the Company's business, financial condition, results of operations or cash flow.

    In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have any impact on the Company's business, financial condition, results of operations or cash flow.

    In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of FAS 150 are required to be recorded as liabilities, or assets in certain circumstances, which may require reclassification of amounts previously reported in equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. The adoption of this standard did not have any impact on the Company's business, financial condition, results of operations or cash flow.

    On December 17, 2003, the Securities and Exchange Commission (SEC) issued SAB 104, Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this standard did not a significant impact on the Company's business, financial condition, results of operations or cash flow.

(3) EQUITY OFFERINGS

(a) Initial Public Offering

    On October 3, 2000, the Company completed its initial public offering ("IPO") in which it sold 3,700,000 shares of its common stock to investors in Switzerland, resulting in proceeds to the Company of approximately $36.7 million, after deducting underwriters' commissions and other offering-related expenses. In connection with the IPO, 1,700,000 shares of the Company's then-existing Series A convertible preferred stock, 2,500,000 shares of the Company's then-existing Series B convertible preferred stock, and 2,328,434 shares of the Company's then-existing Series C convertible redeemable preferred stock were converted to common stock on a one-for-one basis.

(b) Rights Offering

    On October 19, 2001, the Company closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares. Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the Company's Series A convertible preferred stock, convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances (see Note
14a). After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction were approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.6 million, which related to promissory notes issued to the Company as part of the consideration for the rights offering, was received during the second quarter of 2002.

    During 2003, all of the shares of the Company's Series A convertible preferred stock, that were issued in connection with the rights offering, were converted into 20,000,000 shares of the Company's common stock. Such shares of common stock have been listed on the SWX Swiss Exchange since February 21, 2002.

(c) Series B Convertible Preferred Stock

    During  December  2002,  the  Company  issued  400,000  shares  of  Series B
convertible   preferred   stock  as  part  of  the  Company's   acquisition   of
substantially all of the assets of Consumer Review, Inc. See Notes 4c and 14a.

(d) Warrants

    In March 2001, as part of the purchase price for the Commerce Division, the Company issued to Inktomi Corporation a warrant to purchase 1,860,577 shares of the Company's common stock upon the achievement of revenue targets for the Commerce Division at the end of 12 months following the closing of this acquisition. Because the revenue targets were not met, the warrants were not earned. See Note 4a.

    In December 2001, as part of the purchase price for substantially all of BrightStreet.com's assets, the Company issued a guaranteed warrant to purchase 500,000 shares of the Company's common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company's common stock. The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share. The performance-based warrant was exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share. However, since the target revenue was not reached, the warrants were not earned and were deemed expired as of June 3, 2003. See Note 4b.

    On October 8, 2002, the Company's board of directors authorized the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment, which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002. In the commitment letter, Friedli Corporate Finance, agreed to provide the Company with the $20 million financing commitment, for continued operations and future business expansion purposes, in both sales and marketing and merger and acquisition activities. The warrants were issued to the investors in January 2003 in connection with Friedli Corporate Finance agreeing to provide the financing commitment. The warrants entitle each investor to purchase one share of the Company's common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and will end on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $720,000 and was recorded as a deferred financing fee. This deferred financing fee is being amortized, to interest expense, over the three-year life of the $6 million convertible promissory note, dated March 18, 2003, that was issued in relation to these warrants.

    In addition, on December 8, 2003, Peter Friedli was issued 345,000 warrants, with an exercise price of $0.50 and an expiration date of December 8, 2007, in connection with his continued support of the business and his assistance with fundraising. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $155,000 and was included as a component of general and administrative costs in the accompanying consolidated statement of operations.

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

    The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company engaged an independent third-party appraiser to perform a valuation of the tangible and intangible assets associated with the acquisition. The Company amortized the identifiable intangible assets on a straight-line basis over 2-3 years. Based upon the valuation, the total purchase price of $12,893,326 was allocated as follows:

              Current assets                            $984,542
              Fixed assets, net                        5,657,205
              Internally developed software            5,549,168
              Intangible assets                        1,626,433
              Deferred revenue                          (924,022)
                                                    ------------
                    Total consideration             $ 12,893,326
                                                    ------------

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

(b) BrightStreet.com

    On December 3, 2001, the Company entered into an Asset Purchase Agreement (the "Agreement") with BrightStreet.com, Inc. ("BrightStreet.com"), whereby the Company acquired substantially all of BrightStreet.com's assets and certain of its liabilities. The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of the Company's common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of the Company's common stock and approximately $369,000 in acquisition costs. The cash payments consisted of approximately $843,000 in cash advances to fund BrightStreet.com's working capital under the terms of a Management Services Agreement and an $825,000 payment at closing. The guaranteed warrant is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share. The performance-based warrant is exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share. Because the target revenue was not met, the performance-based warrant was not earned.

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

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. During 2003, the Company recorded approximately $411,000 in additional transaction compensation, representing $61,000 royalty accrual and $350,000 in patent fees.

    The BrightStreet.com acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company is amortizing the identifiable intangible assets on a straight-line basis over three years. The original total purchase price of $2,221,901 was allocated as follows:

              Fixed assets, net                     $    742,301
              Accounts Receivable                        136,827
              Licensed technology                      2,086,305
              Capital lease obligations                 (695,479)
              Other liabilities                          (48,053)
                                                    ------------
                    Total consideration             $  2,221,901
                                                    ------------

    Due to additional transaction compensation incurred during 2003, the Company subsequently recorded a patent intangible asset for $411,000, representing the $61,000 royalty accrual (as noted above) and $350,000 in patent fees. This intangible asset has the potential to increase if the Company incurs more transaction compensation related to the Patent.

(c) ConsumerREVIEW.com

    On December 4, 2002, the Company acquired substantially all of Consumer Review Inc.'s assets and certain of its liabilities through an Asset Purchase Agreement. The cost of the acquisition was approximately $2.6 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $216,000 in acquisition costs. At closing, the Series B convertible preferred stock was placed into escrow. Upon the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a defined schedule. Based upon the revenue generated by the ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock will be adjusted to 8 to 1. The stock consideration will then be disbursed in accordance with the terms of the Escrow Agreement.

    The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company engaged a third-party appraiser to perform a valuation of the Series B convertible preferred stock and the intangible assets. The Company is amortizing the identifiable intangible assets on a straight-line basis over three years. The total purchase price of $2,573,471 was allocated as follows:

                   Cash                           $  352,097
                   Fixed Assets                      231,834
                   Accounts Receivable             1,688,380
                   Technology                        112,408
                   Tradenames                        (95,330)
                   Other liabilities              -----------
                                                  $2,573,471
                   Total consideration            ===========


(5) LETTERS OF CREDIT

    The Company's restricted cash relates to three letters of credits associated with their Bethesda, Maryland office, their Foster City Office and their D&O Insurance policy. The following table shows the balances of restricted cash as of December 31, 2003:

                                                              Bethesda,    Foster City,        D&O
                                                              Maryland     California       Insurance   Total
                                                           -----------------------------------------------------
 Current Restricted Cash Balance at January 31, 2003           $ 379,579    $ -           $ 255,470    $ 635,049
 Non- Current Restricted Cash Balance at January 31, 2003         70,000       40,000             -      110,000
                                                           -----------------------------------------------------
     Total Restricted Cash Balance at January 31, 2003           449,579       40,000       255,470      745,049
                                                           -----------------------------------------------------

Activity
  Interest                                                             -          849        18,988       19,837
  Lease termination fee                                         (309,579)           -             -     (309,579)
  Reduction in security deposit                                  (70,000)                               (70,000)
  Transfers to operating account                                       -            -      (258,239)           -
                                                           -----------------------------------------------------
     Total activity                                             (379,579)         849      (239,250)    (359,742)
                                                           -----------------------------------------------------

 Current Restricted Cash Balance at December 31, 2003                  -       40,849        16,220       57,069
 Non- Current Restricted Cash Balance at December 31, 2003        70,000            -             -       70,000
                                                           -----------------------------------------------------
     Total Restricted Cash Balance at December 31, 2003         $ 70,000     $ 40,849      $ 16,220    $ 127,069
                                                           =====================================================

(a) Bethesda, Maryland Office

    As part of the amended and modified lease agreement dated June 29, 2000 for the Company's headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The
$449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of December 31, 2003, the balance was $70,000 and it will remain at that value until the expiration of the lease.

(b) Foster City, California Office

    In November 2002, the Company entered into a sublease agreement for office space in Foster City, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $40,000 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount. The lease for this office space ends in November 2004.

(c) D&O Insurance

    In October 2002, the Company established an approximate $280,000 certificate of deposit to serve as collateral for a letter of credit commitment related to its D&O insurance policy. As the Company made its monthly payments on the policy, the certificate of deposit was reduced by the corresponding amount and the money was transferred to its operating account. Due to a renegotiation of the D&O policy, the Company's rates were reduced and the required letter of credit was reduced. As a result, in June 2003, an additional $39,000 was transferred out of the certificate of deposit that serves as collateral for the letter of credit commitment. At December 31, 2003, the remaining balance of the letter of credit was approximately $16,000, and subsequent to December 31, 2003, the amount was transferred to the Company's operating account. No letter of credit is required for the current renewal of the D&O policy.

(6) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                             December 31,
                                          --------------------
                                useful life        2003          2002
                                -------------------------------------------
Computer equipment                3 years      $ 7,315,814   $ 7,169,246
Furniture and equipment          5-7 years         195,562       195,562
Leasehold improvements            5 years           23,072        23,072
                                                ---------------------------
                                                 7,534,448     7,387,880
Less: accumulated depreciation                  (6,685,041)   (5,106,725)
                                                ---------------------------
                                               $   849,407   $ 2,281,155
                                               ============================

(7) INTANGIBLE ASSETS AND GOODWILL

    In conjunction with the acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, the Company recorded approximately $1,688,000 and $112,000 for technology and tradenames, respectively. The intangible assets were recorded at their estimated fair value and are being amortized on a straight-line basis over three years.

    In association with the acquisition of substantially all of BrightStreet.com's assets in December 2001, the Company acquired licensed technology and a patent. The intangible assets were recorded at their estimated fair value and are being amortized on a straight-line basis over three years. The licensed technology and related patent, which had a total net book value of approximately $950,000 at December 31, 2003, was reviewed for impairment under FAS 144 and the fair value, as determined by an independent appraiser, supported the recoverability at the book value.

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

    The Company acquired a patent for "Electronic couponing method and apparatus" in April 1999 from SellectSoft, a software developer, for $3,000,000. The patent was amortized on a straight-line basis over three years and was fully amortized by the end of the first quarter of 2002. In conjunction with the Company's decision to scale back the PerformOne Network, during 2002 the patent, which had a net value of $0, was written off.

    As of December 31, 2003 and 2002, intangible assets consisted of the following:

                                                      Gross Carrying     Accumulated        Net
                                                          Amount         Amortization      Value
                                                      ---------------------------------------------
Amortizable intangible assets:
         Patents                                            $ 411,299     $ (102,418)     $ 308,881
         Technology                                         3,774,685     (2,091,875)     1,682,810
         Tradenames                                           112,408        (40,592)        71,816
                                                      ---------------------------------------------
            Total amortizable intangible assets           $ 4,298,392    $(2,234,885)   $ 2,063,507
                                                      ---------------------------------------------

Aggregate Amortizaton Expense:
         For the year ended December 31, 2003                            $ 1,428,574

Estimated Amortizaton Expense:
         For the year ended December 31, 2004                            $ 1,529,221
         For the year ended December 31, 2005                              $ 534,286
         For the year ended December 31, 2006                                    $ -


(8) RESTRUCTURING AND IMPAIRMENT CHARGES

    During the third quarter of 2002, the Company signed a partial lease termination agreement, approved a plan to reduce the workforce associated with closing down of its PerformOne Network and evaluated its existing reserve established for the closure of the Commerce Division. A net restructuring/impairment charge of approximately $1.2 million was recorded to reflect these actions. The charge included the costs associated with terminating half of the office space lease for the Bethesda, Maryland facility, the costs of severance and other employee benefits related to the termination of 19 employees, as well as an increase in the reserve associated with terminating the office lease in the UK. The Company expected the cost to terminate the UK office lease to consist of monthly rental through September 30, 2002 and forfeiture of the Company's security deposit of approximately $102,000. This is based on the Company's best estimate, however, the landlord of the UK office facility has not responded to requests to enter into a termination agreement. The Company does not believe that there is any additional exposure; however, if the landlord of the UK office facility does not agree to a termination agreement, the Company could face a potential additional liability of approximately $364,000 for rental payments through September 2004. As noted below, in the fourth quarter of 2001, the Company recorded a restructuring charge that included consolidation of excess space associated with the Bethesda facility. Due to the partial lease termination agreement for this facility, the approximately $1.4 million remaining balance of the associated 2001 reserve was reversed.

    During the second quarter of 2002, the Company's management approved plans to terminate the lease for the Redwood Shores, California facility and to close the Commerce Division. The $7.8 million restructuring/ impairment charge that reflected these actions consisted of the costs associated with terminating the Redwood Shores lease, the costs of severance and other employee benefits related to the reduction in workforce of 18 employees, the costs connected with terminating the UK office lease, as well as the costs associated with closing down the Commerce Division and the disposal and write-down of related tangible and intangible assets. As discussed below, in the fourth quarter of 2001, the Company recorded a restructuring charge for the consolidation of excess space related to the Redwood Shores facility. As a result of the early termination of the lease for this facility, the approximately $6.5 million remaining balance of the related 2001 reserve was reversed.

    The reversals of the remaining balances of the 2001 reserves established for the Bethesda and Redwood Shores offices, combined with the new charges for the second and third quarters of 2002, resulted in a net restructuring/impairment charge of approximately $1.1 million for the year ended December 31, 2002.

    The following table shows the balance, as of December 31, 2003, of the accrued restructuring/impairment charges recorded in 2002.

                                                                        Employee
                                                     Termination      severance and     Revaluation of  Disposal of
                                                     of facility      other benefit      intangible      intangible
                                      Total            leases         related costs       assets          assets       Other
                                 -----------------------------------------------------------------------------------------------
  Balance at January 1, 2002          $        -      $        -     $        -          $       -    $         -   $       -
  Restructuring charges, net           8,969,582       2,614,213        211,223            694,174      5,054,306     395,666
  Cash (payments)/receipts            (2,508,303)     (2,158,695)      (200,115)                 -        180,408    (329,901)
  Non-cash charges                    (5,744,200)        295,045              -           (694,174)    (5,279,306)    (65,765)
                                 ------------------------------------------------------------------------------------------------
  Balance at December 31, 2002           717,079         750,563         11,108                  -        (44,592)          -
  Cash (payments)/receipts              (639,803)       (685,298)        (3,115)                 -         48,610           -
                                 ------------------------------------------------------------------------------------------------
  Balance at December 31, 2003        $   77,276      $   65,265     $    7,993         $        -     $    4,018  $        -
                                 ================================================================================================

                                                      Termination
                                                      of facility
                                      Total             leases           Other
                                 -----------------------------------------------
  Balance at December 31, 2002           717,079         750,563        (33,484)
  Cash (payments)/receipts              (639,803)       (685,298)        45,495
                                 -----------------------------------------------
  Balance at December 31, 2003         $  77,276       $  65,265       $ 12,011
                                 ===============================================


    In 2001, the Company's management approved restructuring actions to respond to the global economic downturn and to improve the Company's cost structure by streamlining operations and prioritizing resources in strategic growth areas of the Company's business. The Company recorded a restructuring/impairment charge of approximately $9.9 million related to these actions. This charge was comprised of the costs related to the consolidation of excess facilities, severance and other employee benefit costs related to the termination of 63 employees, as well as a revaluation of the intangible assets associated with the Commerce Division. During 2002, as a result of the early termination of the Redwood Shores office lease and the partial termination of the Bethesda office lease, the remaining balances of the reserves associated with these offices, of approximately $6.5 million and $1.4 million, respectively, were reversed and new reserves were established.

(9) INCOME TAXES

    The Company has incurred operating losses since its inception and has recognized no US current or deferred income tax provision or benefit. The components of income tax expense (benefit) attributable to operations are as follows:

                      Year ended December 31,
                  ---------------------------------
                     2003        2002        2001
                  ---------------------------------
Current
  Federal          $   -      $     -      $     -
  State                -            -            -
  Foreign              -      (19,476)      19,476
                   --------------------------------
   Total current       -      (19,476)      19,476
                   --------------------------------

Deferred
  Federal              -            -            -
  State                -            -            -
  Foreign              -            -            -
                   --------------------------------
   Total deferred      -            -            -
                   --------------------------------
Total tax expense   $  -      $ (19,476)   $ 19,476
                   ================================


    The provision for income taxes is different from that which would be obtained by applying the statutory US federal income tax rate to pretax loss before income taxes. The items causing this difference are as follows:

                                                                  Year ended December 31,

                                                                  2003          2002           2001
                                                            -----------------------------------------
Expected tax benefit (expense) at statutory rate            $ 4,211,501   $  5,835,883   $ 15,294,556
State tax, net of federal                                       476,526        642,643      1,136,850
Stock-based compensation, not deductible                        (54,251)      (122,235)      (259,800)
Foreign tax rate differential                                         -        (43,238)        16,102
Other, net                                                       (2,922)        13,368       (203,151)
Increase in valuation allowance                              (4,630,853)    (6,306,945)   (15,977,033)
                                                            -----------------------------------------
Tax (expense) benefit                                                -          19,476        (19,476)
                                                            =========================================

    Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:


                                                                              Year ended December 31,
                                                                     -----------------------------------
                                                                               2003               2002
                                                                     -----------------------------------
Deferred tax assets:
Net operating loss and general bussiness credits carryforwards        $  42,873,853       $ 38,472,698
Restructuring reserve                                                             -            276,536
Start-up costs and organized costs                                          362,484          1,087,450
Intangible assets                                                         1,897,497            860,749
accrued expenses                                                             94,750            166,381
Deferred compensation                                                     1,133,564            139,700
Allowance for doubtful accounts receivable                                   23,909             28,466
Property and equipment                                                      536,933            540,488
                                                                     -----------------------------------
Total gross deferred tax assets                                          46,922,990         41,572,468
Valuation allowance                                                     (46,922,990)       (41,572,468)
                                                                     -----------------------------------
                                                                       $          -       $          -
                                                                     ===================================

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carry forwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, projections for future taxable income and uncertainty regarding ultimate realization of the tax benefits regarding the deferred tax assets, the Company has established a valuation allowance of $46,922,000 and $41,572,000 as of December 31, 2003 and 2002, respectively. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $5,351,000 and $5,538,000, respectively. The federal net operating loss is $112,113,000 as of December 31, 2003. The Federal net operating loss carry forward period expires commencing in 2011 through the year 2022. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss may occur. As a result, the net operating loss carry forward may not be fully utilized before expiration.

(10) LONG-TERM DEBT

    The Company's long-term debt of $3,450,000 and other long-term liabilities of $124,465 at December 31, 2003, consists of the principal balance and final payment charges, respectively, associated with nine convertible promissory notes issued from May 2003 through December 2003. The terms of the notes include, among other things:

    o    an 8% interest rate;
    o    a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances that the note will automatically convert to our common stock;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%); and
    o    a security interest in substantially all of our assets.

    The $3,450,000 of long-term debt matures in 2006. If the Company holds this long-term debt to maturity, as currently intended, a final payment charge of $1,035,000 will be due in 2006.

(11) GUARANTEES AND INDEMNIFICATIONS

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

    The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of December 31, 2003, the maximum guarantee on this property is approximately $498,000. This sub-lease expires in September 2005.

    The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company's products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(12) COMMITMENTS AND CONTINGENCIES

(a) Leases

    In association with the acquisition of BrightStreet.com's assets, effective November 1, 2001, the Company entered into a Modification, Assignment and Assumption Agreement with Pentech Financial Services, Inc. ("Pentech") and BrightStreet.com regarding the Master Equipment Lease ("Lease") that BrightStreet.com had entered into with Pentech in May 2000 for computer equipment. Per the agreement, with the consent of Pentech, BrightStreet.com assigned the Lease to the Company with certain modifications to the terms and conditions of the Lease. In addition, the Company agreed to defend, indemnify, save and hold harmless BrightStreet.com from and against any and all claims, demands, costs, and any other damages which BrightStreet.com may sustain as a result of any failure or delay by the Company in performing the assumed obligations. This is a guarantee under FIN 45; however, the Company cannot estimate the maximum exposure.

    The Company is obligated under non-cancelable capital leases, for certain computer and office equipment, that expire by early 2006. In addition, the Company is obligated under non-cancelable operating leases, primarily for office space, which expire on various dates through 2005.

    Amounts related to assets under non-cancelable capital leases that have been capitalized as property and equipment as of December 31, 2003 and 2002 are as follows:

                                                     December 31,
                                           --------------------------------
                                                2003              2002
                                           --------------------------------
Computer equipment                           $ 527,282          $ 407,412
Office equipment                                23,789                  -
Less: accumulated depreciation                (315,433)          (147,121)
                                           --------------------------------
                                             $ 235,638          $ 260,291
                                           ================================


    Rent expense under operating leases was approximately $829,000, $1,549,000 and $3,541,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In February 2002, the Company signed a Sublease Agreement to sublease a portion of the sixth floor at the Bethesda, Maryland facility that commenced on March 1, 2002 and expires on September 30, 2005.

    As of December 31, 2003, future minimum lease payments and future sublease rental income under non-cancelable leases are as follows:


Year Ending December 31,                Capital Leases   Operating Leases   Rental Income
-----------------------------------------------------------------------------------------
2004                                         $ 304,992        $ 1,096,895       $ 308,228
2005                                            32,744            613,521         241,835
2006                                                 -                  -               -
-----------------------------------------------------------------------------------------
   Total                                       337,736        $ 1,710,416       $ 550,063
                                                              ===========================
Less: amount representing interest
(rates approximating 8.3%)                      (8,691)
                                              ---------------
Present value of net minimum lease payments    329,045
Less: current installments                    (297,327)
                                              ---------------
Obligation under capital leases,
excluding current portion                     $ 31,718
                                              ===============

(b) Patent Assignment

    On December 3, 2001, in conjunction with the acquisition of substantially all the assets of BrightStreet.com, the Company entered into a Patent Assignment Agreement (the "Assignment") with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the "Patents"), subject to certain pre-existing rights granted by BrightStreet.com to third parties, provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the "Payment").

     In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com 10% of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

(c) Litigation

    The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of December 31, 2003, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     On or about September 24, 2003, Trifocal, LLC ("Trifocal") filed suit against the Company in California Superior Court, County of Santa Clara, alleging (inter alia) breach of contract and intentional and negligent misrepresentation. Trifocal initially claimed approximately $126,819 in specified money damages, as well as additional unspecified money damages, interest, punitive damages and attorneys' fees and costs. Trifocal explicitly stated that it intended to amend its complaint with respect to damages. In December 2003, the Company removed the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal's breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Pursuant to local court rules regarding alternative dispute resolution, the parties are participating in mediation. The initial mediation was held on June 28, 2004.

     On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleges infringement of two U.S. patents relating to online coupons, rights of which the Company acquired from BrightStreet.com. Coupons, Inc. has answered the Company's complaint by denying infringement and has raised affirmative defenses including non-infringement, invalidity, unenforceability, laches and/or estoppels, defenses under 35 U.S.C. section 273 and other defenses. No counter claims were filed against the Company by Coupons, Inc. The case has been proceeding through discovery, although no trial date has yet been set. The Company and Black Diamond have filed a motion to add Consumer Networks, LLC and News America Incorporated as defendants based on their partnerships with Coupons, Inc. Additionally, the Company has filed a motion to add another one of its patents that relates to infringement by Coupons, Inc.'s email services. The court has not yet ruled on these motions.

     On January 21, 2004, E-centives, Inc. and Black Diamond CCT Holding, LLC had filed (but not served) a patent infringement action against Consumer Networks, LLC in California. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights of which the Company acquired from BrightStreet.com, Inc. If the Maryland court grants the motion to add Consumer Networks, LLC to that action, the California suit will not be separately pursued. To date, no answer has been filed by Consumer Networks, LLC.

     On or about October 10, 2002, the Company received a demand letter from Orrick, Herrington & Sutcliffe, LLP, ("Orrick") a law firm representing Bowne of New York City ("Bowne") demanding payment of $91,527 for financial printing services allegedly rendered by Bowne. The letter also indicated that if the matter was not amicably resolved, then Bowne would commence legal proceedings. The parties have now settled this dispute and entered into a formal settlement agreement whereby the Company has agreed to pay $71,734 in equal installments over six months commencing on or about February 4, 2003. The Company's records reflect two payments remain outstanding. Orrick has indicated to the Company that it believes that the Company is in default of the settlement agreement.

    There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the year ended December 31, 2003, including no changes in the status of the settlement with coolsavings.com, Inc. ("coolsavings"). The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

    o $650,000, which was paid to coolsavings on September 29, 2000, was due at the signing of the settlement documents.

    o $250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and coolsavings, involving the coolsavings' patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that the Company may be entitled to a license under the coolsavings' patent at issue as a result of its acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between coolsavings and BrightStreet.com regarding the same coolsavings patent at issue in the Company's settled litigation. Coolsavings previously filed a lawsuit to collect such $250,000 amount, but later voluntarily dismissed the lawsuit without prejudice.

    o Up to $450,000 if and to the extent the coolsavings' patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because the possibility of the Company's having to make this payment continues to remain remote.

(d) Employment Agreements

    The Company has employment agreements with certain officers and employees. The Company also has bonus agreements with certain officers and employees as defined in the agreements.

(13) SEGMENT INFORMATION

(a) Operating Segments

    Starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company had two reportable operating segments:
E-centives and ConsumerREVIEW.com. For 2003, E-centives included the services of the Interactive Database Marketing System, the Promotions System and the E-mail Marketing System. For 2002, E-centives also included the services of the PerformOne Network, the Commerce Engine and the Commerce Network, which were no longer offered by the fourth quarter of 2002. ConsumerREVIEW.com includes advertising and e-commerce services that are provided through its network of web communities.

    Information as to the operations of the segments of the Company for 2003 and 2002 is set forth below based on the nature of the products and services offered. The Company's chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

    The asset, other unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

As of and for the years ended December 31, 2002 and 2003

                                                                            Segment    Unallocated   Consolidated
             2003               E-centives         ConsumerReview.com        Totals       Amounts         Total
------------------------------------------------------------------------------------------------------------------
Operating revenue                 $3,386,115               $ 2,673,008    $6,059,123          $ -     $ 6,059,123
Operating loss                   (11,311,587)                 (565,780)  (11,877,367)           -     (11,877,367)
Depreciation and amortization      2,214,465                   792,425     3,006,890            -       3,006,890
Assets                             3,673,420                 1,747,464     5,420,884      412,145       5,833,029
Capital expenditures                  47,034                     4,497        51,531            -          51,531

                                                                            Segment    Unallocated   Consolidated
             2002               E-centives         ConsumerReview.com        Totals       Amounts         Total
------------------------------------------------------------------------------------------------------------------
Operating revenue                 $7,006,835                 $ 213,963    $7,220,798          $ -     $ 7,220,798
Operating loss                   (17,367,368)                  (35,374)  (17,402,742)           -     (17,402,742)
Depreciation and amortization      5,205,381                    68,689     5,274,070            -       5,274,070
Assets                             7,134,390                 2,494,157     9,628,547    3,062,403      12,690,950
Capital expenditures                 410,934                    17,320       428,254            -         428,254

(b) Customers

    For the years ended December 31, 2003 and 2002, one of the Company's Interactive Database Marketing System customers, Reckitt Benckiser PLC, contributed $2.7 million and $4.5 million, respectively, in revenue, or 45% and 62%, respectively, of the Company's revenue. This customer's original agreement expired in October 2002, and the customer subsequently entered into two renewal agreements, with the most recent one expiring on December 31, 2004. This customer also represented approximately $874,000 of the $1,583,000 net accounts receivable balance as of December 31, 2003. The Company does not believe there is a significant risk of uncollectibility due to the customer's payment history and credit-worthiness.

    No other customer represented 10% or more of the Company's revenue for the years ended December 31, 2003, 2002 and 2001.

(14) STOCKHOLDERS' EQUITY

(a) Preferred Stock

    On November 30, 2001, the Company's proposal to amend and restate its Articles of Incorporation to authorize 10,000,000 shares of preferred stock was approved by a majority of the stockholders.

    As part of the Company's October 2001 rights offering of 20,000,000 shares of common stock, additional securities were issued to each of the stockholders who purchased shares, in an amount proportional to their participation in the rights offering. These additional securities consisted of 2,000,000 shares of Series A convertible preferred stock, convertible into 20,000,000 shares of common stock upon certain circumstances. The Company did not receive any additional consideration for such Series A convertible preferred stock beyond such consideration received for the shares of common stock purchased in the rights offering. During 2003, all of the shares of Series A convertible preferred stock that were issued in conjunction with the rights offering were converted into common stock; therefore, as of December 31, 2003, there were no shares of Series A convertible preferred stock outstanding. Such shares of common stock have been listed on the SWX Swiss Exchange since February 21, 2002.

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

    VOLUNTARY CONVERSION: Each share of Series A convertible preferred stock will be convertible into the Company's common stock, beginning one year after issuance, at the option of the holder. The number of shares calculated will be ten common shares for one preferred share held at the time of conversion.

    MANDATORY CONVERSION: The Series A convertible preferred stock shall automatically convert into shares of the Company's common stock (at a ten for one basis) at the conversion price then in effect upon the earlier to occur of: (1) the date when the average trading price of the Company's common stock for 15 consecutive trading days is equal to or greater than CHF 6.00; (2) the consummation by the Company of a public offering of equity securities with proceeds in excess of CHF 40 million or equivalent in USD;
    (3) change of control; or (4) two years from the date of issuance. Due to the fact that the first three situations did not occur prior to the two year anniversary of the issuance date, all unconverted shares were converted to common stock on the two year anniversary date. Such shares of common stock have been listed on the SWX Swiss Exchange since February 21, 2002.

    LIQUIDATION: Upon any liquidation, dissolution or winding up of the Company, each holder of Series A convertible preferred stock will be entitled to receive, prior to any distribution with respect to the Company's common stock and Series B convertible preferred stock, an amount equal to: all cash available for distribution to all classes of stockholders, calculated as if the Series A convertible preferred stock had been converted into common stock immediately prior to the liquidation, up to but not to exceed CHF
    25.00 per share of such common stock. Seven percent of the total amount of cash available for distribution to all classes of stockholders shall, however, be distributed to the Company's management (pursuant to a formula to be determined by the board of the Company) prior to the calculation of the liquidation preference in favor of the Series convertible A preferred stockholders.

    As part of the Company's acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, 400,000 shares of Series B convertible preferred stock were issued. As of December 31, 2003, there were 400,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

    VOTING: The holders of Series B convertible preferred stock shall vote with the holders of common stock on all matters submitted to the stockholders. Within the first twelve months of issuance, each holder of shares of Series B convertible preferred stock will be entitled to one vote for each share of Series B convertible preferred stock held immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. After the first twelve months from issuance, each holder of shares of Series B convertible preferred stock will be entitled to such number of votes as will be equal to the whole number of shares of common stock into which such holder's aggregate number of shares of Series B convertible preferred stock are convertible (pursuant to the conversion table below) immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent.

    DIVIDENDS: No dividends will be paid on the Series B convertible preferred stock.

    VOLUNTARY CONVERSION: Each share of Series B convertible preferred stock is convertible into the Company's common stock, beginning one year after the closing date of the Consumer Review, Inc. acquisition, based upon the achievement of contractually defined revenue during the calculation period. Based upon the revenue generated by the ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock will be adjusted to 8 to 1.

    MANDATORY CONVERSION: Each share of Series B convertible preferred stock shall automatically be converted into shares of common stock at the conversion rate (as defined above) upon the earlier to occur of: (i) the consummation by the Company of a public offering of equity securities with proceeds in excess of CHF 20,000,000 or equivalent in United States Dollars,
    (ii) an Acquisition, Asset Transfer or other Liquidation (as defined below) or (iii) thirty months from the date of issuance, provided the Series B preferred convertible stock shall automatically convert into shares of the Company's common stock (at a ten for one basis) at the conversion price then in effect if the Company experienced a change in control before the one year anniversary of the closing date of the ConsumerREVIEW.com acquisition.

    LIQUIDATION: Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company ("Liquidation"), before any distribution or payment is made to the holders of the common stock and any other stock of the Company that is not by its terms expressly senior in right of payment to the Series B convertible preferred stock, but following any distribution or payment to the holders of the Series A convertible preferred stock (which is expressly senior to the Series B convertible preferred stock), the holders of Series B convertible preferred stock will be entitled to be paid out of the assets of the Company with respect to each share of Series B convertible preferred stock held, an amount equal to the product of (i) (a) if the Liquidation is not a sale, conversion or other transfer of the Company's stock, the average of the high and low closing prices of the Company's common stock on the day prior to the date of such Liquidation, as such prices are reported by the SWX Swiss Exchange, after applying the CHF-USD exchange rates, as determined by 5 p.m., Swiss time on such date, by swissfirst Bank AG or (b) if the Liquidation is a sale, conversion or other transfer of the Company's stock, the purchase price or other valuation of the Company's common stock pursuant to such Liquidation, and (ii) the number of shares of common stock into which a share of Series B convertible preferred stock would be convertible pursuant to the conversion table above if the conversion had occurred immediately prior to such Liquidation, as appropriately adjusted for any future stock splits, stock combinations, or similar transactions affecting the Series B convertible preferred stock. If, upon any Liquidation, the assets of the Company are insufficient to make payment in full to all holders of Series B convertible preferred stock, then such assets will be distributed among the holders of Series B convertible preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. After payment in full to the holders of Series B convertible preferred stock of the aggregate liquidation preference as aforesaid, the holders of the Series B convertible preferred stock shall, as such, have no right or claim to any of the remaining assets of the Company. The following events will be considered a Liquidation: any merger, consolidation, business combination, reorganization, reclassification or recapitalization of the Company in which the Company is not the surviving entity or in which the stockholders of all classes and series of stock of the Company immediately prior to such transaction own capital stock representing less than 50% of the Company's voting power of all classes and series of stock immediately after such transaction (an "Acquisition"); or a sale, lease or other disposition of all or substantially all of the assets of the Company (an "Asset Transfer").

(b) Stock Incentive and Option Plan

    The Company's Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. As of December 31, 2003, there were 21,000,000 shares of common stock reserved for issuance and there were 9,798,222 options to purchase shares of common stock outstanding at a weighted average exercise price of $1.10 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of E-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee's performance. As of the December 31, 2003 the board of directors has issued only stock options under the plan. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

    From 1997 through 2003, the following performance-based option grants were issued:


                    Year          Options      Price
                --------------------------------------
                    1997           65,618      $ 2.50
                    1998           34,400      $ 2.50
                    1999           50,000      $ 2.50
                    1999          110,400      $ 3.50
                    2001           25,000      $ 3.40
                    2002          200,000      $ 0.50
                    2003           10,000      $ 0.55
                    2003          216,810      $ 0.14
                    2003           16,500      $ 0.41
                    2003        1,564,122      $ 0.13

    Compensation expense related to performance-based option grants of $ 84,556, $0 and ($302,304) was recorded in 2003, 2002 and 2001. The credit for 2001 reflects the reversal of historical stock-based compensation expense, related to terminated employees, that was recorded in excess of the expense pertaining to their options vested through termination. There was no compensation expense related to performance-based options during 2002, as all options issued in 2002 had an exercise price in excess of the stock price at December 31, 2002 and all options issued prior to 2002 were fully vested.

    As allowed by FAS 123, the Company applies the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for its employee stock options, rather than the alternative fair value accounting method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In 2003, 2002 and 2001, the Company recorded equity-based compensation expense, exclusive of performance based stock option compensation expense, of $ 2,542,327, $359,516 and $1,165,423, respectively. These expenses relate to the difference between the fair value of the Company's common stock on the grant date and the exercise price of 8,297,087 options granted in 2003, 1,517,564 options granted in 2000 and 960,800 options granted in 1999. Additionally, the Company expects to incur approximately $574,000, $320,000 and $243,000, respectively, of stock-based compensation expense during 2004, 2005 and 2006. Had compensation expense for the Company's stock option plan been determined based upon the fair value methodology under FAS 123 the Company's net loss applicable to common stockholders would have been adjusted to the pro forma amounts presented below:

                                                                          Year ended December 31,
                                                                ---------------------------------------------
                                                                    2003           2002           2001
                                                                ---------------------------------------------

Net loss applicable to common stockholders, as reported          $ (12,342,190) $ (17,144,887) $ (45,003,465)
Add:  Total stock-based employee compensation
      expense included in reported net loss, net of
      related tax effects                                            2,607,576        359,516        863,119
Deduct:  Total stock-based employee compensation
     expense as determined under fair value based
     method for all awards, net of related tax effects              (2,069,647)    (1,301,288)    (2,437,069)
                                                                ---------------------------------------------
Pro forma net income                                             $ (11,804,261) $ (18,086,659) $ (46,577,415)
                                                                =============================================

Basic and diluted net loss per share:
     As reported                                                       $ (0.29)       $ (0.46)       $ (2.68)
     Pro forma                                                           (0.28)         (0.48)         (2.77)


    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options issued during 2003, 2002 and 2001, respectively: volatility factors of 120%, 147% and 100%, risk-free interest rates of 3%, 3% and 5%, weighted-average expected life of 5 years, and no dividend yields.

    The weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $0.53, $0.44 and $3.02, respectively.

    A summary of the Company's stock option activity and weighted average exercise price is as follows:

                             Number of shares      Weighted average
                                                    exercise price
                            ------------------------------------------
Balance, January 1, 2001           2,814,850            $ 5.82
Granted                            1,596,250              3.93
Exercised                            (11,875)             2.37
Canceled                          (1,236,895)             4.66
                                -------------
Balance, December 31, 2001         3,162,330              5.34
Granted                              445,000              0.49
Exercised                                (30)             3.50
Canceled                          (1,400,500)             4.05
                                -------------
Balance, December 31, 2002         2,206,800              5.18
Granted                            8,594,897              0.13
Exercised                           (314,325)             0.13
Canceled                            (689,150)             2.61
                                -------------
Balance, December 31, 2003         9,798,222             $ 1.10
                                =============


    The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2003:

                                        Options outstanding
                              ------------------------------------------
                                              Weighted-
                                Number         average         Options
                             outstanding      remaining      exercisable
                                  at         contractual          at
  Range of exercise prices    12/31/2003        life          12/31/2003
------------------------------------------------------------------------
        $0.13 -       $0.50    8,433,222      9.8 years       4,583,076
        $0.54 -       $0.84      132,500      8.3 years          49,250
                      $1.50        8,000      7.6 years           4,000
                      $2.50      372,000      5.2 years         372,000
        $3.40 -       $3.86      188,000      6.7 years         147,000
        $5.15 -       $5.53       58,000      7.2 years          29,000
                      $6.50       36,000      6.5 years          27,000
        $8.02 -       $8.17        5,500      7.0 years           3,250
                      $9.37       12,000      7.0 years           9,000
                     $11.21        3,000      6.8 years           2,250
                     $13.00      550,000      6.5 years         550,000
                               9,798,222      9.4 years       5,775,826
                            =============                  =============


(c) Warrants

    The Company has issued warrants to purchase common shares in connection with several equity issuances: the 1997 grant was in connection with the issuance of Series A convertible preferred stock, the 1999 grant was in connection with the issuance of Series B convertible preferred stock, and the 2000 grant was in connection with the issuance of Series C convertible redeemable preferred stock. The warrants granted in 2001 were in conjunction with the acquisition of the Commerce Division and BrightStreet.com, with rights to purchase common shares of 1,860,577 and 750,000, respectively. The warrants issued in 2002 were issued in consideration of a financing commitment (see Note 3d). The warrants issued during 2003 were issued in connection with Peter Friedli's continued support of the business and his assistance with fundraising.

    The warrant issued to Inktomi Corporation, in 2001, as part of the Commerce Division acquisition was a contingent performance-based warrant that Inktomi was eligible to exercise based upon the achievement of revenue targets for the Commerce Division at the end of 12 months following the closing of the acquisition. Since revenue did not meet the contractually defined revenue target, the right to exercise the earn-out warrant expired during 2002.

    The warrants issued in conjunction with the BrightStreet.com acquisition consist of a guaranteed warrant to purchase 500,000 shares of the Company's common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company's common stock. The performance-based warrant is based upon the achievement of a revenue target of $7 million for BrightStreet.com during the 18 months following the closing of the acquisition. Since revenue did not meet the contractually defined revenue target, the right to exercise the performance-based warrant expired during 2003.

    The following table sets forth the warrants outstanding, their underlying common shares and their weighted average exercise price per share:

                                             Weighted Average
                                Share         Exercise Price
                              ------------------------------------
Balance, January 01, 2001         607,485       $ 5.82
Granted                         2,610,577         4.27
                              -----------
Balance, December 31, 2001      3,218,062         4.56
Granted                         6,000,000         0.13
Expired                        (1,860,577)        5.51
                              -----------
Balance, December 31, 2002      7,357,485         0.71
Granted                           345,000         0.50
Expired                          (628,000)        0.14
                              -----------
Balance, December 31, 2003      7,074,485       $ 0.75
                              ===========

    Of the 229,485 outstanding balance of warrants granted through December 31, 2000, 119,485 expire on February 18, 2005 and 110,000 expire on December 31, 2008. The 1,860,577 warrants granted to Inktomi during 2001 expired on March 28, 2002 and the 250,000 performance-based warrants that were granted to BrightStreet.com during 2001 expired on June 03, 2003. The remaining 500,000 warrants issued to BrightStreet.com expire on December 3, 2005. The 6,000,000 warrants issued during 2002 expire on April 7, 2008 and the 345,000 warrants issued in 2003 expire on December 8, 2007.

(d) Authorized Capital

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

(15) RELATED PARTY TRANSACTION

    Peter Friedli, one of the Company's directors and stockholders (that directly or indirectly owns approximately 47.5% of the Company's outstanding common stock), serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG. Mr. Friedli also has relationships with several of the Company's other stockholders; he serves as the investment advisor to InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. Mr. Friedli also serves as the President of Friedli Corporate Finance, Inc., a consulting company that is utilized by the Company.

    On October 8, 2002, the Company's board of directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002. The warrants entitle each investor to purchase one share of the Company's common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and ends on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, was estimated to be approximately $720,000. Two of the investors, Peter Friedli and Venturetec, are stockholders of the Company and pursuant to the terms of the private placement each received 1,000,000 warrants. As part of this financing, in March 2003, the Company executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow the Company to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of the Company's assets.
Subsequent to the issuance of these promissory notes, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. As part of the syndication process, during 2003, the Company issued nine convertible promissory notes totaling $3,450,000. During March 2004, the credit facility available to the Company under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million.

    Venturetec and Pine were debentureholders in Consumer Review, Inc. Therefore, as a result of the Company's acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of the Company's Series B convertible preferred stock.

    As part of its October 2001 rights offering, the Company sold shares of its common stock to Venturetec and Pine. Venturetec and Pine each delivered a promissory note as consideration for the subscription price for the shares of common stock for which each company subscribed. Venturetec's note (which was partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine's note was in the principal amount of CHF 8,687,530 (approximately $5.3 million). However, on January 22, 2002, Pine, Venturetec and InVenture, all companies under common control, reallocated their share purchases and/or related promissory notes. The CHF 2,500,000 (approximately $1.5 million) in cash originally indicated as originating from Venturetec was reallocated as follows:

         o In a private sale, InVenture purchased from Pine 1,041,667 shares of common stock, originally purchased by Pine pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine was credited with paying CHF 2,083,334 (approximately $1.3 million) and delivered an amended and restated secured promissory note, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest. The Company simultaneously returned Pine's original CHF 8,687,530 promissory note. All of the outstanding principal and interest under the promissory notes was fully received by April 2002.

         o Venturetec paid us CHF 416,666 (approximately $256,000) and delivered an amended and restated secured promissory note, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2% interest. This CHF 10,583,334 reflects an increase in Venturetec's secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec's original subscription price for the shares of common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. The Company simultaneously returned Venturetec's original CHF 8,500,000 promissory note. All of the outstanding principal and interest under the promissory notes was fully received by April 2002.

    In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which was subsequently renewed in 2001 and again in 2003. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company's request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. Consulting expense under the Friedli Corporate Finance agreement was approximately $63,000 for each of the years ended December 31, 2003, 2002 and 2001. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes, Peter Friedli was paid fees of $360,000 during 2003. In conjunction with the $3.3 million of funds received during the first and second quarters of 2004, Peter Friedli is to be provided with an additional $330,000 in fees, which Mr. Friedli has indicated to the Company will be distributed to a number of third party banks and individuals who assisted in the financing effort. In addition, the Company engaged Friedli Corporate Finance to support the Company in connection with the October 2001 rights offering and paid $100,000 in expenses for such rights offering support.

    During 1999, the Company issued a convertible long-term debt instrument for $1,000,000 to an investment group controlled by Friedli Corporate Finance. This instrument was converted into common stock upon consummation of the IPO in October 2000.

    As a member of the Company's board of directors, through December 31, 2003, Peter Friedli has received 90,000 options as Director Compensation (see Item 10
- "Directors And Executive Officers Of The Registrant" for further details).

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables contain unaudited Statement of Operations information for each quarter of 2003, 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                             2003
                                              -----------------------------------------------------------------
                                                1st Quarter       2nd Quarter        3rd Quarter    4th Quarter
                                              -----------------------------------------------------------------
Revenues                                       $ 1,621,735        $ 1,380,657       $ 1,457,411    $ 1,599,320
Operating loss                                  (2,859,221)        (2,393,645)       (1,998,054)    (4,626,447)
Loss before income tax                          (2,861,751)        (2,474,838)       (2,151,324)    (4,854,277)
Net loss applicable to common stockholders      (2,861,751)        (2,474,838)       (2,151,324)    (4,854,277)
Basic and diluted net loss per common share        $ (0.08)           $ (0.06)          $ (0.05)       $ (0.09)


                                                                              2002
                                              -----------------------------------------------------------------
                                                1st Quarter       2nd Quarter        3rd Quarter    4th Quarter
                                              -----------------------------------------------------------------
Revenues                                       $ 1,343,138        $ 1,919,718       $ 2,645,321    $ 1,312,621
Operating loss                                  (6,639,926)        (7,260,093)         (616,878)    (2,885,845)
Loss before income tax                          (6,520,556)        (7,152,186)         (593,825)    (2,897,796)
Net loss applicable to common stockholders      (6,529,413)        (7,162,389)         (608,352)    (2,844,733)
Basic and diluted net loss per common share        $ (0.17)           $ (0.19)          $ (0.02)       $ (0.08)


                                                                              2001
                                              -----------------------------------------------------------------
                                                1st Quarter       2nd Quarter        3rd Quarter    4th Quarter
                                              -----------------------------------------------------------------
Revenues                                       $ 1,802,575        $ 1,403,293         $ 735,086    $ 1,112,670
Operating loss                                  (7,786,645)       (11,158,778)       (8,065,224)   (18,577,669)
Loss before income tax                          (7,456,198)       (10,997,034)       (8,004,793)   (18,525,964)
Net loss applicable to common stockholders      (7,456,198)       (10,997,034)       (8,004,793)   (18,545,440)
Basic and diluted net loss per common share        $ (0.49)           $ (0.63)          $ (0.46)       $ (1.07)


(17) SUBSEQUENT EVENTS

(a) Credit Facility

    During March 2004, the credit facility available to the Company under Friedli Corporate Finance's and InVenture, Inc.'s initial commitment was increased from $6 million to $12 million.

(b) Convertible Promissory Notes

     As part of the Company's syndication process, as discussed in Note 15, from January 2004 through June 2004, the Company issued six convertible promissory notes with principal amounts of $100,000, $400,000, $200,000, $600,000,
$1,000,000 and $1,000,000. The terms of the notes include, among other things:

    o    an 8% interest rate;
    o    a maturity date three years from the date of issuance;
    o a conversion feature, which provides that under certain circumstances the note will automatically convert to common stock of the Company;
    o a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%); and
    o    a security interest in substantially all of the Company's assets.

(c) Options

    From January 2004 through June 2004, 99,250 options that were previously granted to employees were exercised.

(d) ACQUISITION

    Pursuant to an Asset Purchase Agreement dated as of June 25, 2004, the Company acquired substantially all of the assets and certain of the liabilities of Collabrys, Inc. ("Collabrys"). Collabrys is a provider of interactive marketing technologies and services to enable customer acquisition and retention. Consideration consists of a $15,000 cash payment and a 7% royalty payment on revenue, as defined in the purchase agreement.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors:
E-centives, Inc.:

    Under date of June 29, 2004, we reported on the consolidated balance sheets of E-centives, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003 which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Notes 2 and 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ KPMG LLP
McLean, Virginia
June 29, 2004

                                   SCHEDULE II

                                E-CENTIVES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


Column A                                        Column B           Column C                                      Column D
------------------------------------------     ------------       -------------------------------------------   ----------------
                                               Balance at         Charged to                     Charged
                                                Beginning         Costs and          Net        to Other
Description                                     of Period          Expenses       Cash Paid     Accounts        Deductions
------------------------------------------     ------------       -------------------------------------------   ----------------
Year ended December 31, 2003:
   Allowance for doubtful accounts                  $ 75,108           $ 44,097           $ -           $ -       $ (56,119) (4)
                                               =============     ============================================  ================
   Valuation allowance on deferred tax asset    $ 41,572,468        $ 5,350,522           $ -           $ -             $ -
                                               =============     ============================================  ================
   Accrued restructuring charge                    $ 717,079                $ -    $ (639,803)          $ -             $ -
                                               =============     ============================================  ================
Year ended December 31, 2002:
   Allowance for doubtful accounts                 $ 148,127           $ 35,263           $ -      $ 35,314  (1) $ (143,596) (4)
                                                 =============     ============================================  ================
   Valuation allowance on deferred tax asset    $ 36,034,723        $ 5,537,745           $ -           $ -             $ -
                                                 =============     ============================================  ================
   Accrued restructuring charge                  $ 9,062,950        $ 1,128,400  $ (3,730,071) $ (5,744,200) (2)        $ -
                                               =============     ============================================  ================

Year ended December 31, 2001:
   Allowance for doubtful accounts                 $ 252,016          $ 493,168           $ -    $ (210,000) (3) $ (387,057) (4)
                                               =============     ============================================  ================
   Valuation allowance on deferred tax asset    $ 20,057,690       $ 15,977,033           $ -           $ -             $ -
                                               =============     ============================================  ================
   Accrued restructuring charge                          $ -        $ 9,406,726    $ (343,776)          $ -             $ -
                                               =============     ============================================  ================



Column A                                          Column E
------------------------------------------       ---------------
                                                   Balance
                                                  at End of
Description                                        Period
------------------------------------------       ---------------
Year ended December 31, 2003:
   Allowance for doubtful accounts                    $ 63,086
                                                ===============
   Valuation allowance on deferred tax asset      $ 46,922,990
                                                ===============
   Accrued restructuring charge                       $ 77,276
                                                ===============
Year ended December 31, 2002:
   Allowance for doubtful accounts                    $ 75,108
                                                ===============
   Valuation allowance on deferred tax asset      $ 41,572,468
                                                ===============
   Accrued restructuring charge                      $ 717,079
                                                ===============

Year ended December 31, 2001:
   Allowance for doubtful accounts                   $ 148,127
                                                ===============
   Valuation allowance on deferred tax asset      $ 36,034,723
                                                ===============
   Accrued restructuring charge                    $ 9,062,950
                                                ===============


----------

(1) allowance for doubtful accounts recorded in connection with the acquisition of substantially all the assets of Consumer Review, Inc.
(2) fixed assets, intangible assets, deferred rent, prepaid expenses and other assets
(3)  deferred revenue
(4)  accounts receivable

                                INDEX TO EXHIBITS


                        Exhibit
                        Number                    Description
                        -------   ----------------------------------------------
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

                        10.8 Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the E-centives' Registration Statement on Form S-8 (Registration No. 333-58244))

                        10.12 Modification, Assignment and Assumption Agreement, dated November 1, 2001, by and among E-centives, Inc., BrightStreet.com, Inc. and Pentech Financial Services, Inc. (incorporated herein by reference to Exhibit
                                  10.12 to the Annual Report Form 10-K filed by E-centives on March 31, 2003).

                        23.1*     Consent of KPMG LLP.

                        31.1*     Certification   of  Chief  Executive   Officer
                                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        31.2*     Certification   of  Chief  Financial   Officer
                                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        32.1* Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of
                                  Item 601 of Regulation S-K. 32.2* Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of
                                  Item 601 of Regulation S-K.

----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42574).

*    Filed or furnished with this report.

                                                                    EXHIBIT 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders:
E-centives, Inc.:

We consent to the incorporation by reference in the registration statements (No. 333-69276 and No. 333-58244) on Form S-8 and the registration statement (No. 333-73900) on Form S-3 of E-centives, Inc. of our reports dated June 29, 2004, with respect to the consolidated balance sheets of E-centives, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2003, and the related financial statement schedule, which reports appear in the December 31, 2003 annual report on Form 10-K of E-centives, Inc.

Our reports dated June 29, 2004, contain an explanatory paragraph that states that effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.


/s/ KPMG LLP
McLean, Virginia
June 29, 2004

                                                                    EXHIBIT 31.1

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mehrdad Akhavan, certify that:

    1)   I have reviewed this annual report on Form 10-K of E-centives, Inc.;

    2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  June 30, 2004
                                    By:     /s/ Mehrdad Akhavan
                                       -----------------------------------------
                                            Mehrdad Akhavan
                                            Chief Executive Officer

                                                                    EXHIBIT 31.2

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy L. Slavin, certify that:

    1)   I have reviewed this annual report on Form 10-K of E-centives, Inc.;

    2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date:  June 29, 2004
                                    By:     /s/Tracy L. Slavin
                                       -----------------------------------------
                                            Tracy L. Slavin
                                            Chief Financial Officer

                                                                    Exhibit 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Annual Report of E-centives, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's knowledge:

         (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

         and

         (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 30th day of June, 2004


                                   By:      /s/ Mehrdad Akhavan
                                      ------------------------------------------
                                            Mehrdad Akhavan
                                            Chief Executive Officer

                                                                    EXHIBIT 32.2

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Annual Report of E-centives, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's knowledge:

         (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

         and

         (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 29th day of June, 2004


                                    By:     /s/Tracy L. Slavin
                                       -----------------------------------------
                                            Tracy L. Slavin
                                            Chief Financial Officer