Form 10QSB
period 2004-03-31
E CENTIVES INC
filed 2004-10-29
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of September 30, 2004, there were 58,172,676 shares of the registrant’s common stock outstanding.

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$476,590	$285,076
Accounts receivable, net of allowance for doubtful accounts of $58,233 and $63,086 at March 31, 2004 and December 31, 2003, respectively	528,052	1,582,763
Prepaid expenses	62,039	67,367
Restricted cash	40,849	57,069

Total current assets	1,107,530	1,992,275
Property and equipment, net	616,313	849,407
Other intangible assets, net	1,664,839	2,063,507
Restricted cash	70,000	70,000
Deferred financing fee	896,589	857,840

Total assets	$4,355,271	$5,833,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,062,529	$2,654,601
Accrued expenses	849,898	842,967
Deferred revenue	372,861	653,741
Current portion of capital leases	244,811	297,327
Other liabilities	269,794	214,783

Total current liabilities	4,799,893	4,663,419
Capital leases, net of current portion	29,242	31,718
Long-term debt	4,750,000	3,450,000
Other long-term liabilities	214,233	124,465

Total liabilities	9,793,368	8,269,602

Commitments and contingencies
Stockholders’ equity (deficit):
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares of preferred stock authorized, issued, and outstanding at March 31, 2004 and December 31, 2003.	4,000	4,000
Common stock, $.01 par value, 120,000,000 shares authorized 57,762,859 and 57,663,609 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	577,629	576,636
Additional paid-in capital	126,257,639	126,073,611
Accumulated deficit	(132,277,365)	(129,090,820)

Total stockholders’ deficit	(5,438,097)	(2,436,573)

Total liabilities and stockholders’ deficit	$4,355,271	$5,833,029

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenue	$1,086,811	$1,621,735
Operating expenses:
Cost of revenue	686,466	768,897
Product development, exclusive of stock-based compensation	425,530	812,113
General and administrative, exclusive of stock-based compensation	2,266,549	2,101,239
Sales and marketing, exclusive of stock-based compensation	465,219	720,171
Stock-based compensation:
Product development	27,232	12,572
General and administrative	118,068	29,337
Sales and marketing	26,245	36,627

Loss from operations	(2,928,498)	(2,859,221)
Interest expense	(258,344)	(9,825)
Interest income	298	7,295

Loss before income taxes	(3,186,544)	(2,861,751)
Income taxes	—	—

Net loss	$(3,186,544)	$(2,861,751)

Basic and diluted net loss per common share	$(0.06)	$(0.08)
Shares used to compute basic and diluted net loss per common share	57,714,095	37,378,173

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows used in operating activities:
Net loss	$(3,186,544)	$(2,861,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661,065	872,249
Amortization of deferred financing fee	91,251
Stock-based compensation	171,544	78,536
Provision for doubtful accounts	5,000	—
(Increase) decrease in:
Accounts receivable	1,049,711	2,420,551
Prepaid expenses and other current assets	5,328	46,636
Other receivable	—	88,470
Increase (decrease) in:
Accounts payable	407,928	(440,962)
Deferred revenue	(280,880)	(871,966)
Accrued expenses and other liabilities	157,148	(711,170)

Net cash used in operating activities	(918,449)	(1,379,407)

Cash flows from investing activities:
Decrease in restricted cash	16,220	455,269
Acquisition of property and equipment	(3,252)	(8,316)
Decrease in security deposits	—	1,090
Purchase of intangible asset	(7,076)	(34,460)

Net cash provided by investing activities	5,892	413,583

Cash flows from financing activities:
Payments on obligations under capital lease	(79,405)	(58,419)
Proceeds from issuance of debt	1,300,000	—
Debt issuance costs	(130,000)	—
Exercise of stock options	13,476	—

Net cash provided by (used in) financing activities	1,104,071	(58,419)

Net increase (decrease) in cash and cash equivalents	191,514	(1,024,243)
Cash and cash equivalents, beginning of period	285,076	2,317,354

Cash and cash equivalents, end of period	$476,590	$1,293,111

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,512	$9,825

Supplemental disclosure of non-cash investing and financing activities:

During February 2004, the Company entered into a capital lease for approximately $24,000 for hardware.

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

E-centives provides interactive marketing technologies and services, as well as on-line advertising and e-commerce services. Businesses rely on the Company’s broad range of solutions to acquire and retain customers. The Company currently derives its revenues from two operating segments: Interactive Database Marketing division and ConsumerREVIEW.com. The principal offerings of the Interactive Database Marketing division include the following products and services: data warehousing system, online reporting system, Internet coupon system, e-mail marketing system, strategic consulting and program management, user experience design and development, and analytics and data mining. ConsumerREVIEW.com provides on-line advertising and e-commerce services through its network of web communities.

One of the Company’s Interactive Database Marketing customers contributed 28% and 45%, respectively, of the Company’s revenue for the three months March 31, 2004 and 2003. This customer’s initial contract expired in October 2002, its first renewal agreement with the Company expired in October 2003, and the customer entered into a subsequent renewal agreement that expires in December 2004. However, due to the lower scope of work to be performed by the Company, and savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under discussion. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company currently anticipates that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of 2005. This forecast is based on the remaining available line of credit at September 30, 2004 of up to $2.5 million from the $12 million credit facility (structured in the form of two $6 million three-year convertible promissory notes issued in March 2003 and March 2004) and the remaining $8 million from the original $20 million funding commitment received in September 2002. However, no formal terms and conditions have been agreed upon regarding the additional capital infusion of up to $8 million. The Company cannot be certain that additional financing will be available to them on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to expand its business.

(b) Basis of Presentation

These unaudited Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-K for fiscal year 2003.

Although the Company closed the operations of its United Kingdom subsidiary during 2002, the Condensed Consolidated Financial Statements include certain liabilities of the United Kingdom subsidiary.

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2004 and the results of operations for the three month periods ended March 31, 2004 and 2003 and cash flows for the three month periods ended March 31, 2004 and 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(c) Revenue Recognition

Revenue is generated by providing the services of the Company’s two operating segments: Interactive Database Marketing division and ConsumerREVIEW.com.

The Company’s Interactive Database Marketing division, which represented 46% and 62% of the Company’s revenue for the three months ended March 31, 2004 and 2003, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. The Company’s only client with a performance-based incentive fee contributed no such revenue during the quarter ended March 31, 2004 and approximately $56,000 in such revenue during the quarter ended March 31, 2003. The performance-based incentive revenue for the quarter ended March 31, 2003 was from the original contract that expired in October 2002. The first renewal agreement, which began in November 2002, also includes performance-based incentive fees (of which no revenue was recognized during the first three months of 2004 and 2003) and the second renewal agreement, which began in November 2003 and ends in December 2004, does not contain a performance-based incentive fee component.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of the Company’s websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 54% and 38% of the Company’s total revenue for three month periods ending March 31 2004 and 2003, respectively.

For the three months ended March 31, 2004 and 2003 one of the Company’s Interactive Database Marketing customers contributed $301,000 and $652,000 in revenue, respectively. This customer’s original agreement expired in October 2002; however, the customer subsequently signed two annual renewal agreements, with the most recent agreement ending in December 2004. This customer also represented approximately $11,000 of the $528,000 net accounts receivable balance as of March 31, 2004 and approximately $874,000 of the $1,583,000 net accounts receivable balance as of December 31, 2003. The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

(d) Cost of Revenue

Cost of revenue consists primarily of expenses related to providing the Company’s services, including related personnel costs, depreciation of servers, content costs, as well as network and hosting charges.

(e) Product Development Costs

Product development consists primarily of compensation and related benefits and other operating expenses associated with the Company’s technology department. The technology performs research and development, enhances and maintains existing products and provides quality assurance. The Company expenses product development costs as they are incurred, as the costs do not meet the criteria to be capitalized.

(f) Basic and Diluted Net Loss per Share

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

(g) Recent Accounting Pronouncements

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 established standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of FAS 150 are required to be recorded as liabilities, or assets in certain circumstances, which may require reclassification of amounts previously reported in equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. The adoption did not have a significant impact on the Company’s business, financial condition, results of operations or cash flow.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46R requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures, which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have an impact on the Company’s business, financial condition, results of operations or cash flow.

(2) RESTRICTED CASH

The Company’s restricted cash as of March 31, 2004 and December 31, 2003 relates to three letters of credits associated with their Bethesda, Maryland office, their Foster City Office and their D&O Insurance policy. The following table shows the balances of restricted cash as of March 31, 2004:

	Bethesda, Maryland	Foster City, California	D&O Insurance	Total
Current Restricted Cash Balance at January 01, 2004	$—	$40,849	$16,220	$57,069
Non- Current Restricted Cash Balance at January 01, 2004	70,000	—	—	70,000

Total Restricted Cash Balance at January 01, 2004	70,000	40,849	16,220	127,069

Activity
Interest	—	—	25	25
Transfers to operating account	—	—	(16,245)	(16,245)

Total activity	—	—	(16,220)	(16,220)

Current Restricted Cash Balance at March 31, 2004	—	40,849	—	40,849
Non- Current Restricted Cash Balance at March 31, 2004	70,000	—	—	70,000

Total Restricted Cash Balance at March 31, 2004	$70,000	$40,849	$—	$110,849

Bethesda, Maryland Office

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of March 31, 2004, the balance was $70,000 and it will remain at that value until the expiration of the lease.

Foster City, California Office

In November 2002, the Company entered into a two-year sublease agreement for office space in Foster City, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $40,000 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount.

D&O Insurance

In October 2002, the Company established a $280,247 certificate of deposit to serve as collateral for a letter of credit commitment related to its D&O insurance policy. As the Company makes its monthly payments on the policy, the certificate of deposit is reduced by the corresponding amount and the money is transferred to its operating account. Due to a renegotiation of the D&O policy, the Company’s rates were reduced and the required letter of credit was reduced. As a result, in June 2003, an additional $39,000 was transferred out of the certificate of deposit that serves as collateral for the letter of credit commitment. At September 30, 2003, the remaining balance of the letter of credit was $16,184, and subsequent to September 30, 2003, the amount was transferred to the Company’s operating account. No letter of credit is required for the current renewal of the D&O policy.

(3) CONVERTIBLE PROMISSORY NOTES

In March 2003, the Company executed convertible promissory notes for an aggregate sum of up to $6 million, from which the Company could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, the Company agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes (as noted below). The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through the syndication process will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the credit facility available to us was increased from $6 million to $12 million pursuant to amended notes. During 2003 the Company received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and through March 2004 the Company received $1,300,000 in connection with the issuance of four convertible promissory notes.

The Company’s long-term debt of $4,750,000 and other long-term liabilities of $214,233 at March 31, 2004, consist of the principal balance and final payment charges, respectively, associated with convertible promissory notes issued from May 2003 through March 2004. The terms of the notes include, among other things:

•	an 8% interest rate;

•	a maturity date three years from the date of issuance;

•	an automatic conversion feature, whereby the note automatically converts into shares of the Company’s common stock at a conversion rate, as defined in the note, on the date when the average trading price on the SWX Swiss Exchange of the Company’s common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF;

•	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by the Company);

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of the Company’s assets.

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes outstanding as of March 31, 2004 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2112 CHF per one U.S. Dollar as of March 31, 2004), the aggregated number of shares issued upon such conversion would be approximately 2,877,000.

The $4,750,000 of long-term debt matures at various dates from May 2006 through March 2007. If the Company holds this long-term debt to maturity, as currently intended, a final payment charge of $1,425,000 will be due at various dates from May 2006 through March 2007.

(4) ACQUISITION

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

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Through March 31, 2004, the Company has incurred approximately $2.1 million in transaction compensation costs. Approximately $1.7 million was recorded at the time of the acquisition and the remaining amount was subsequently recorded as a patent intangible asset, representing royalty accruals (as noted above) and patent fees. This intangible asset has the potential to increase if the Company incurs more transaction compensation related to the Patent.

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

(5) SEGMENT INFORMATION

(a) Operating Segments

Starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: Interactive Database Marketing division (“IDBM”) and ConsumerREVIEW.com. IDBM includes the such products and services as data warehousing system, online reporting system, Internet coupon system, e-mail marketing system, strategic consulting and program management, user experience design and development, and analytics and data mining; while ConsumerREVIEW.com includes on-line advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the reportable operating segments as of and for the three months ended March 31, 2004 and 2003 is set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

As of and for three months ended March 31, 2003 and 2004:

2004	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$495,240	$591,571	$1,086,811	$—		$1,086,811
Operating loss	(2,669,728)	(258,770)	(2,928,498)	—		$(2,928,498)
Depreciation and amortization	474,622	186,443	661,065	—		661,065
Assets	2,425,836	1,341,996	3,767,832	587,439	(1)	4,355,271
Capital expenditures	3,252	—	3,252	—		3,252

2003	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$1,001,972	$619,763	$1,621,735	$—		$1,621,735
Operating loss	(2,734,770)	(124,451)	(2,859,221)	—		(2,859,221)
Depreciation and amortization	673,149	199,100	872,249	—		872,249
Assets	2,642,311	2,880,015	5,522,326	2,302,891	(1)	7,825,217
Capital expenditures	3,819	4,497	8,316	—		8,316

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the three months ended March 31, 2004 and 2003, one of the Company’s Interactive Database Marketing customers contributed $300,000 and $652,000, respectively, in revenue, or 28% and 45%, respectively, of the Company’s total revenue. This customer’s original agreement expired in October 2002, and the customer subsequently entered into two renewal agreements, with the most recent one expiring on December 31, 2004.

No other customer represented 10% or more of the Company’s revenue for the three months ended March 31, 2004 and 2003.

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

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of March 31, 2004, the maximum guarantee on this property is approximately $476,000. The sub-leases expire in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(7) LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of March 31, 2004, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging (inter alia) breach of contract and intentional and negligent misrepresentation. Trifocal initially claimed approximately $126,819 in specified money damages, as well as additional unspecified money damages, interest, punitive damages and attorneys’ fees and costs. Trifocal explicitly stated that it intended to amend its complaint with respect to damages. In December 2003, the Company removed the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal’s breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Pursuant to local court rules regarding alternative dispute resolution, the parties participated in mediation. The initial mediation was held on June 28, 2004 and a second mediation session was held on September 27, 2004. No settlement has been reached by the parties.

On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleges infringement of two U.S. patents relating to online coupons, rights of which the Company acquired from BrightStreet.com. The Company is pursuing in this suit claims of direct infringement and induced infringement against Coupons, Inc. and joint infringement in connection with Coupons, Inc.’s partnering activities with Consumer Networks, LLC and News America Incorporated. Coupons, Inc. has answered the Company’s complaint by denying infringement and has raised affirmative defenses including non-infringement, invalidity, unenforceability, laches and/or estoppels, defenses under 35 U.S.C. section 273 and other defenses. No counter claims were filed against the Company by Coupons, Inc. Discovery has concluded and the Company is pursuing motions for summary judgment. The court has set a trial date to begin in March 2005.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2004, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”). The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

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

(8) RECENT DEVELOPMENTS

(a) Change in Executive Management and Board of Directors

On June 17, 2004, the Company’s co-founder Kamran Amjadi resigned as the Chairman and Chief Executive Officer. On June 22, 2004, Mehrdad Akhavan, the Company’s co-founder and previously the Company’s President and Chief Operating Officer, succeeded Mr. Amjadi as Chief Executive Officer, and Mr. Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. Mr. Amjadi has been retained as a consultant for the Company.

David Samuels resigned as the Company’s Senior Vice President, Chief Financial Officer and Treasurer, effective as of May 14, 2004, by mutual agreement. Tracy L. Slavin (previously the Company’s Controller and Senior Director of Accounting) was appointed as Chief Financial Officer, effective June 22, 2004.

(b) Convertible Promissory Notes

As part of the syndication process, as discussed in Note 3, from April 2004 through September 2004 the Company issued five convertible promissory notes with principal amounts totaling $4,750,000. The terms of the notes include are similar to those discussed above in Note 3.

(c) Acquisition

During the second quarter of 2004, the Company entered into an Asset Purchase Agreement (“Agreement”) with Collabrys, Inc. (“Collabrys”), whereby the Company acquired substantially all of Collabrys’s assets. The Company acquired Collabrys for $15,000 in cash at closing, plus future royalty payments as defined in the Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our registration statement on Form S-1 (SEC File No. 333-64578), our registration statement on Form S-3 (SEC file No. 333-73900), our registration statement on Form S-3 (SEC File No. 333-106726) and our reports on Forms 10-K and 10-Q filed with the SEC, which are all hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

General

We provide interactive database marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. Businesses rely on our broad range of solutions to acquire and retain customers. With our proprietary technology, we provide acquisition and retention solutions for companies that do business with millions of Internet users every day. We currently derive our revenues from two operating segments: Interactive Database Marketing division and ConsumerREVIEW.com. The principal offerings of the Interactive Database Marketing division include the following products and services: data warehousing system, online reporting system, Internet coupon system, e-mail marketing system, strategic consulting and program management, user experience design and development and analytics and data mining. ConsumerREVIEW.com provides on-line advertising and e-commerce services through its network of web communities. For financial information regarding our reportable segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 5 of the Notes to Consolidated Financial Statements.

To date we have not been profitable, incurring net losses of $3.2 million for the three months ended March 31, 2004 and net losses of $12.3 million, $17.1 million and $45.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We undertook a series of cost-cutting measures to preserve cash, and we continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently.

One of our Interactive Database Marketing customers, Reckitt Benckiser PLC, contributed 28% and 45%, respectively, of our revenue for the three months March 31, 2004 and 2003. This customer’s initial contract expired in October 2002, its first renewal agreement expired in October 2003, and the customer entered into a subsequent renewal agreement that expires in December 2004. However, due to the lower scope of work to be performed and savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under discussion. Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We continue to believe that as more and more consumers use the Internet and as the economy continues to recover, marketers will shift more of their marketing budgets online. This in turn will improve demand for Internet based marketing programs. During 2004, we have continued to focus on maintaining low operating expenses, expanding our list of clients and further building our products and services through internal development and corporate acquisition.

We have acquired some additional new clients through our internal sales force, and expanded our relationship with existing clients through the provision of additional products and services. We intend to focus on increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them, as well as acquiring new clients. Our ConsumerREVIEW.com division also plans to grow traffic to its various sites, coupled with increased number of advertiser clients. In June 2004, we acquired substantially all of the assets of Collabrys, Inc., a provider of e-marketing technologies and services, which has enabled us to increase our client base and provide services to companies in the consumer products, healthcare and financial services industries. We also continue to evaluate corporate acquisitions or other transactions that could enable us to increase our revenues, expand our list of clients or add to our products and services.

We expect to continue to fund our business through the use of convertible notes under an existing $12 million facility, of which $9.5 million has been drawn as of September 30, 2004. We also expect to work with Friedli Corporate Finance to agree upon terms and conditions that would allow us to drawn the remaining $8 million of a $20 million financing commitment extended to us in September 2002.

Critical Accounting Policies

Our significant accounting policies are described fully in Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, estimating the allowance for doubtful accounts, impairment of long-lived and amortizable intangible assets, and restructuring charges. These policies are discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our annual report on Form 10-K for the fiscal year ended December 31, 2003. The impact of any associated risks related to these policies on our business operations is discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Enacted Accounting Pronouncements

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 established standards for how certain free standing financial instruments with characteristics of both liabilities and equity are classified and measured. Financial instruments within the scope of FAS 150 are required to be recorded as liabilities, or assets in certain circumstances, which may require reclassification of amounts previously reported in equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The cumulative effect of a change in accounting principle should be reported for financial instruments created before the issuance of this Statement and still existing at the beginning of the period of adoption. The adoption did not have a significant impact on our business, financial condition, results of operations or cash flow.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures, which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have an impact on our business, financial condition, results of operations or cash flow.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended March 31, 2004 and 2003.

Revenue. The first quarter 2004 revenue of $1,087,000, of which 28% was attributable to one customer, reflects a $535,000 decrease from $1,622,000 for the first quarter of 2003.

Our Interactive Database Marketing business segment contributed $495,000 in revenue during the three months ended March 31, 2004, a decrease of $505,000 from the same period last year. A significant portion of the decrease can be attributed to our largest customer’s second renewal agreement (which began in November 2003 and goes through December 2004) having lower fees than the previous renewal agreement. This decrease in fixed fees is due to the lower scope of work required by the customer and increased automation. Such fees may continue to increase with the addition of new countries, brands and services with the customer.

The ConsumerREVIEW.com division generated $592,000 in revenue for the three months ended March 31, 2004, a decrease of $28,000 from the same period last year.

We are continuing to focus on increasing the revenue generated from our Interactive Database Marketing business segment by growing the level and types of technologies and services we provide to our existing clients, as well as acquiring new clients. Our ConsumerREVIEW.com division also plans to grow traffic to its various sites coupled with increased number of advertiser clients.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $686,000 in cost of revenue for the three months ended March 31, 2004 was a decrease of $83,000 over the $769,000 for the three months ended March 31, 2003. The decrease can primarily be attributed to lower depreciation of assets used in providing our services as a result of fully depreciated assets being disposed of and either not replaced or replaced with lower cost, more efficient assets.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses decreased by $386,000 to $426,000 for the three months ended March 31, 2004, compared to $812,000 for the three months ended March 31, 2003. The decrease is primarily attributable to the reduction in product development personnel due to organizational efficiency initiatives.

Our product development expenses are expected to remain at current levels, as we do not expect to hire additional personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $166,000 to $2,267,000 for the three months ended March 31, 2004, compared to $2,101,000 for the three months ended March 31, 2003. The overall increase in expense is the net effect of higher professional service fees associated with our patent infringement litigation (see Part II - Other Information, Item 1- Legal Proceedings for further details), offset by lower depreciation and lower personnel related expenses.

We expect that our general and administrative expenses will increase in the near future, due to our patent infringement litigation, and will decrease when the patent infringement litigation comes to an end.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $255,000 to $465,000 for the three months ended March 31, 2004, compared to $720,000 for the three months ended March 31, 2003. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing efforts, including a reduction in the number of marketing personnel.

Our sales and marketing expenses are expected to stay at the current levels until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expense was $172,000 for the three months ended March 31, 2004, compared to $79,000 for the three months ended March 31, 2003. The increase is the net effect of the additional expense for new options granted in the last quarter of 2003 and the lower expense for options granted prior to the fourth quarter of 2003. The lower expense for options granted prior to the fourth quarter of 2003 was the result of more options being cancelled in 2004 than in 2003 for employees who had not fully vested due to termination of employment. This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the three months ended March 31, 2004 than the corresponding period in 2003.

Interest Expense. Interest expense of $258,000 for the three months ended March 31, 2004 primarily consisted of interest related to the convertible promissory notes we issued starting in the second quarter of 2003, deferred financing fee amortization and interest for financing agreements. For the three months ended March 31, 2003, interest expense of $10,000 primarily consisted of interest related to financing agreements.

Interest income. Interest income primarily consists of income on our cash balances. Due to lower cash balances, interest income decreased to $300 for the three months ended March 31, 2004, from $7,000 for the same period last year.

Net loss. Net loss of $3,187,000 for the three months ended March 31, 2004 increased by $325,000 when compared to $2,862,000 for the three months ended March 31, 2003. As described above, while operating expenses were lower by $468,000, interest expense was higher by $248,000 and revenue was lower by $535,000.

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

In September 2002, Friedli Corporate Finance supplied us with a written commitment to provide us with $20 million of financing. As part of this financing commitment, in March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. The terms of the promissory notes, which mature in three years and are secured by a security interest in substantially all of the our assets, are discussed more fully under Note 3 to the Consolidated Financial Statements. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of any convertible promissory notes that we issue to third parties through the syndication process reduces, on a dollar-for-dollar basis, the initial convertible promissory notes and the balance, if any, will continue to be available to us under the initial commitment. Pursuant to amended notes issued in March 2004, the initial commitment available to us was increased from $6 million to $12 million. No formal terms and conditions have been agreed upon regarding the remaining $8 million of the $20 million financing commitment. During 2003 we received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and during the first quarter of 2004 we received $1,300,000 in connection with the issuance of four convertible promissory notes. Subsequent to March 2004, and through September 2004, we received an additional $4,750,000 in connection with the issuance of five convertible promissory notes.

On March 31, 2004, we held $477,000 in cash and cash equivalents. In addition, we had restricted cash of $111,000 in the form of two certificates of deposit. The two certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices.

Cash used in operating activities for three months ended March 31, 2004 was $918,000, an improvement of $461,000 over the $1,379,000 for the three months ended March 31, 2003.

Investing activities for the three months ended March 31, 2004 and March 31, 2003 provided $6,000 and $414,000, respectively, in cash. Cash provided by investing activities for the three months ended March 31, 2004 included the reduction in restricted cash of $16,000 offset by $3,000 used to purchase property and equipment and $7,000 in transaction compensation for the Patent related to the BrightStreet.com acquisition. Cash provided by investing activities for the three months ended March 31, 2003 included a decrease in restricted cash of $455,000, due to the reduction of the security deposit required for the Maryland office, as well as the reduction in the letter of credit commitment related to our D&O insurance policy. Activity for 2003 also included $34,000 in transaction compensation for the Patent related to the BrightStreet.com acquisition.

For the three months ended March 31, 2004, the net cash provided by financing activities of $1,100,000 represented $1,300,000 received related to the issuance of convertible promissory notes, offset by $130,000 in debt issuance costs and $80,000 in payments under capital lease obligations. The net cash used in financing activities of $58,000, for the three months ended March 31, 2003, reflects the payments under capital lease obligations.

We currently anticipate that our existing cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2005. This forecast is based on the remaining available line of credit at September 30, 2004 of up to $2.5 million from the $12 million credit facility and the remaining $8 million from the original $20 million funding commitment. We expect to work with Friedli Corporate Finance to agree upon terms and conditions that would allow us to drawn the remaining $8 million of a $20 million financing commitment extended to us in September 2002. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue our business, and would need to seek a buyer for our assets.

RECENT DEVELOPMENTS

Change in Executive Management and Board of Directors

On June 17, 2004, our co-founder Kamran Amjadi resigned as our Chairman and Chief Executive Officer. On June 22, 2004, Mehrdad Akhavan, our co-founder and previously our President and Chief Operating Officer, succeeded Mr. Amjadi as Chief Executive Officer, and Mr. Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. Mr. Amjadi has been retained as a consultant for the Company.

David Samuels resigned as our Senior Vice President, Chief Financial Officer and Treasurer, effective as of May 14, 2004, by mutual agreement. Tracy L. Slavin (previously our Controller and Senior Director of Accounting) was appointed as Chief Financial Officer, effective June 22, 2004.

Convertible Promissory Notes

As part of the syndication process, as discussed above, from April 2004 through September 2004, we issued five convertible promissory notes with principal amounts totaling $4,750,000. The terms of the notes include, among other things:

•	an 8% interest rate;

•	a maturity date three years from the date of issuance;

•	an automatic conversion feature, whereby the note automatically converts into shares of our common stock at a conversion rate, as defined in the note, on the date when the average trading price on the SWX Swiss Exchange of our common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF;

•	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by the us);

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%); and

•	a security interest in substantially all of our assets.

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes issued from April 2004 through September 2004 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2594 CHF per one U.S. Dollar as of September 30, 2004), the aggregated number of shares issued upon such conversion would be approximately 2,991,000.

Acquisition

During the second quarter of 2004, we entered into an Asset Purchase Agreement (“Agreement”) with Collabrys, Inc. (“Collabrys”), whereby we acquired substantially all of Collabrys’s assets. We acquired Collabrys for $15,000 in cash at closing, plus future royalty payments as defined in the Agreement.

Collabrys is a provider of interactive marketing technologies and services to enable customer acquisition and retention. Similar to the E-mail Marketing System of our Interactive Database Marketing business segment, it enables businesses to cost-effectively conduct e-marketing without having to acquire or develop their own infrastructure and manage the process. This solution consists of list management and hosting, e-mail delivery and management, strategy and creative services and tracking and reporting services. In addition, Collabrys enables a streamlined solution to source content from third party publishers, content providers and creators, as well as to facilitate the content selection, approval, management and e-publication process through Web-based tools.

Through the acquisition of Collabrys, we provide services to well-known companies in the consumer products, healthcare and financial services industries. We believe that the Collabrys acquisition will enable us to grow our client base and penetrate into new vertical industries, as well as add new products and services to our existing portfolio of solutions.

ITEM 3. CONTROLS AND PROCEDURES

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

There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against us in California Superior Court, County of Santa Clara, alleging (inter alia) breach of contract and intentional and negligent misrepresentation. Trifocal initially claimed approximately $126,819 in specified money damages, as well as additional unspecified money damages, interest, punitive damages and attorneys’ fees and costs. Trifocal explicitly stated that it intended to amend its complaint with respect to damages. In December 2003, we removed the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal’s breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Pursuant to local court rules regarding alternative dispute resolution, the parties participated in mediation. The initial mediation was held on June 28, 2004 and a second mediation session was held on September 27, 2004. No settlement has been reached by the parties.

On or about November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. We are pursuing in this suit claims of direct infringement and induced infringement against Coupons Inc. and joint infringement in connection with Coupons, Inc.’s partnering activities with Consumer Networks, LLC and News America Incorporated. Coupons, Inc. has answered our complaint by denying infringement and has raised affirmative defenses including non-infringement, invalidity, unenforceability, laches and/or estoppels, defenses under 35 U.S.C. section 273 and other defenses. No counter claims were filed against us by Coupons, Inc. Discovery has concluded and we are pursuing motions for summary judgment. The court has set a trial date to begin in March 2005.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2004, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Series B Convertible Preferred Stock

In December 2002, in connection with our purchase of substantially all of the assets of Consumer Review, Inc., we issued into escrow 400,000 shares of our Series B convertible preferred stock as part of the consideration for the acquisition. Upon the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a defined schedule. Based upon the revenue generated by the ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock will be adjusted to 8 to 1. We are currently working on getting the stock consideration disbursed in accordance with the terms of the agreement.

Options

During the three months ended March 31, 2004, we granted options to purchase a total of 14,000 shares of common stock, under the amended and restated Stock Option and Incentive Plan to certain of our employees. During that period, 99,250 options were exercised to purchase shares of common stock and 154,375 options to purchase shares of common stock were forfeited by employees leaving the company.

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

(b) Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 29th day of October, 2004.

E-CENTIVES, INC.

By:	/s/ TRACY L. SLAVIN
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)