Form 10QSB
period 2004-06-30
E CENTIVES INC
filed 2004-10-29
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$130,107	$285,076
Accounts receivable, net of allowance for doubtful accounts of $58,833 and $63,086 at June 30, 2004 and December 31, 2003, respectively	957,750	1,582,763
Other receivables	1,137	—
Prepaid expenses	165,688	67,367
Restricted cash	40,849	57,069

Total current assets	1,295,531	1,992,275
Property and equipment, net	488,398	849,407
Other intangible assets, net	1,262,997	2,063,507
Restricted cash	70,000	70,000
Deferred financing fee	987,445	857,840

Total assets	$4,104,371	$5,833,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,430,817	$2,654,601
Accrued expenses	801,896	842,967
Deferred revenue	761,039	653,741
Current portion of capital leases	190,145	297,327
Other liabilities	320,372	214,783

Total current liabilities	5,504,269	4,663,419
Capital leases, net of current portion	22,413	31,718
Long-term debt	6,750,000	3,450,000
Other long-term liabilities	356,644	124,465

Total liabilities	12,633,326	8,269,602

Commitments and contingencies
Stockholders’ equity (deficit):
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares of preferred stock authorized, issued, and outstanding at June 30, 2004 and December 31, 2003.	4,000	4,000
Common stock, $.01 par value, 120,000,000 shares authorized 57,762,859 and 57,663,609 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	577,629	576,636
Additional paid-in capital	126,438,945	126,073,611
Accumulated deficit	(135,549,529)	(129,090,820)

Total stockholders’ deficit	(8,528,955)	(2,436,573)

Total liabilities and stockholders’ deficit	$4,104,371	$5,833,029

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Revenue	$2,379,558	$3,002,392	$1,292,747	$1,380,657
Operating expenses:
Cost of revenue	1,375,343	1,542,031	688,877	773,134
Product development, exclusive of stock-based compensation	783,463	1,485,198	357,933	673,085
General and administrative, exclusive of stock-based compensation	4,815,135	3,777,923	2,548,586	1,676,684
Sales and marketing, exclusive of stock-based compensation	883,975	1,325,352	418,756	605,181
Stock-based compensation:
Product development	13,366	23,976	(13,866)	11,404
General and administrative	276,654	30,810	158,586	1,473
Sales and marketing	62,829	69,968	36,584	33,341

Loss from operations	(5,831,207)	(5,252,866)	(2,902,709)	(2,393,645)
Interest expense	(628,081)	(92,422)	(369,737)	(82,597)
Interest income	579	8,699	281	1,404

Loss before income taxes	(6,458,709)	(5,336,589)	(3,272,165)	(2,474,838)
Income taxes	—	—	—	—

Net loss	$(6,458,709)	$(5,336,589)	$(3,272,165)	$(2,474,838)

Basic and diluted net loss per common share	$(0.11)	$(0.14)	$(0.06)	$(0.06)
Shares used to compute basic and diluted net loss per common share	57,738,477	37,802,323	57,762,859	38,221,811

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash flows used in operating activities:
Net loss	$(6,458,709)	$(5,336,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,242,493	1,610,517
Amortization of deferred financing fee	200,395	—
Stock-based compensation	352,849	124,753
Provision for doubtful accounts (Increase) decrease in:	10,000	20,981
Accounts receivable	615,013	993,236
Prepaid expenses and other current assets	(98,321)	200,511
Other receivable	(1,137)	129,592
Increase (decrease) in:
Accounts payable	776,216	(182,243)
Deferred revenue	107,298	(158,291)
Accrued expenses and other liabilities	302,136	(954,808)

Net cash used in operating activities	(2,951,767)	(3,552,341)

Cash flows from investing activities:
Decrease in restricted cash	16,220	570,399
Acquisition of property and equipment	(14,796)	(10,546)
Decrease in security deposits	—	14,790
Acquisition of Collabrys	(15,000)	—
Purchase of intangible asset	(13,318)	(43,025)

Net cash (used in) provided by investing activities	(26,894)	531,618

Cash flows from financing activities:
Payments on obligations under capital lease	(159,784)	(118,737)
Proceeds from issuance of debt	3,300,000	950,000
Debt issuance costs	(330,000)	—
Exercise of stock options	13,476	—

Net cash provided by financing activities	2,823,692	831,263

Net decrease in cash and cash equivalents	(154,969)	(2,189,460)
Cash and cash equivalents, beginning of period	285,076	2,317,354

Cash and cash equivalents, end of period	$130,107	$127,894

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,766	$18,663

Supplemental disclosure of non-cash investing and financing activities:

During June 2004, the Company entered into a capital lease for approximately $19,000 for hardware.

During February 2004, the Company entered into a capital lease for approximately $24,000 for hardware.

During 2003, 2,000,000 shares of the Company’s series A convertible preferred stock was converted into 20,000,000 shares of the Company’s common stock.

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

One of the Company’s Interactive Database Marketing customers contributed 25% and 44%, respectively, of the Company’s revenue for the six months June 30, 2004 and 2003. This customer’s initial contract expired in October 2002, its first renewal agreement with the Company expired in October 2003, and the customer entered into a subsequent renewal agreement that expires in December 2004. However, due to the lower scope of work to be performed by the Company, and savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under discussion. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

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

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2004 and the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(c) Revenue Recognition

Revenue is generated by providing the services of the Company’s two operating segments: Interactive Database Marketing division and ConsumerREVIEW.com.

The Company’s Interactive Database Marketing division, which represented 52% and 55% of the Company’s revenue for the six months ended June 30, 2004 and 2003, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. The Company’s only client with a performance-based incentive fee contributed no such revenue during the six months ended June 30, 2004, while for the six months ended June 30, 2003 there was $96,000 in such revenue. The performance-based incentive revenue for 2003 was from the original contract that expired in October 2002. The first renewal agreement, which began in November 2002, also includes performance-based incentive fees (of which no revenue was recognized during the first six months of 2004 and 2003) and the second renewal agreement, which began in November 2003 and ends in December 2004, does not contain a performance-based incentive fee component.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of the Company’s websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 48% and 42%, respectively, of the Company’s total revenue for six month periods ending June 30 2004 and 2003.

For the six months ended June 30, 2004 and 2003 one of the Company’s Interactive Database Marketing customers contributed $605,000 and $1,330,000 in revenue, respectively. This customer’s original agreement expired in October 2002; however, the customer subsequently signed two annual renewal agreements, with the most recent agreement ending in December 2004. This customer also represented approximately $79,000 of the $958,000 net accounts receivable balance as of June 30, 2004 and approximately $874,000 of the $1,583,000 net accounts receivable balance as of December 31, 2003. The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

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

(2) RESTRICTED CASH

The Company’s restricted cash as of June 30, 2004 and December 31, 2003 relates to three letters of credits associated with their Bethesda, Maryland office, their Foster City Office and their D&O Insurance policy. The following table shows the balances of restricted cash as of June 30, 2004:

	Bethesda, Maryland	Foster City, California	D&O Insurance	Total
Current Restricted Cash Balance at January 01, 2004	$—	$40,849	$16,220	$57,069
Non- Current Restricted Cash Balance at January 01, 2004	70,000	—	—	70,000

Total Restricted Cash Balance at January 01, 2004	70,000	40,849	16,220	127,069

Activity
Interest	—	—	25	25
Transfers to operating account	—	—	(16,245)	(16,245)

Total activity	—	—	(16,220)	(16,220)

Current Restricted Cash Balance at June 30, 2004	—	40,849	—	40,849
Non- Current Restricted Cash Balance at June 30, 2004	70,000	—	—	70,000

Total Restricted Cash Balance at June 30, 2004	$70,000	$40,849	$—	$110,849

Bethesda, Maryland Office

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of June 30, 2004, the balance was $70,000 and it will remain at that value until the expiration of the lease.

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

(3) CONVERTIBLE PROMISSORY NOTES

In March 2003, the Company executed convertible promissory notes for an aggregate sum of up to $6 million, from which the Company could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, the Company agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes (as noted below). The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through the syndication process will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the credit facility available to us was increased from $6 million to $12 million pursuant to amended notes. During 2003 the Company received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and through June 2004 the Company received $3,300,000 in connection with the issuance of six convertible promissory notes.

The Company’s long-term debt of $6,750,000 and other long-term liabilities of $356,644 at June 30, 2004, consist of the principal balance and final payment charges, respectively, associated with convertible promissory notes issued from May 2003 through June 2004. The terms of the notes include, among other things:

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

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes outstanding as of June 30, 2004 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2657 CHF per one U.S. Dollar as of June 30, 2004), the aggregated number of shares issued upon such conversion would be approximately 4,272,000.

The $6,750,000 of long-term debt matures at various dates from May 2006 through June 2007. If the Company holds this long-term debt to maturity, as currently intended, a final payment charge of $2,025,000 will be due at various dates from May 2006 through June 2007.

(4) ACQUISITION

(a) Collabrys, Inc.

On June 29, 2004, the Company entered into an Asset Purchase Agreement (“Agreement”) with Collabrys, Inc. (“Collabrys”), whereby the Company acquired substantially all of the assets of Collabrys. Collabrys was acquired for $15,000 in cash at closing, plus future royalty payments as defined in the Agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the acquisition date.

Collabrys is a provider of interactive marketing technologies and services to enable customer acquisition and retention. Similar to the Company’s E-mail Marketing System component of its Interactive Database Marketing division, the system enables businesses to cost-effectively conduct e-marketing without having to acquire or develop their own e-mail infrastructure and manage the process. This solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and reporting services. In addition, Collabrys enables a streamlined solution to source content from third party publishers, content providers and creators, as well as to facilitate the content selection, approval, management and e-publication process through Web-based tools.

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

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Through June 30, 2004, the Company has incurred approximately $2.1 million in transaction compensation costs. Approximately $1.7 million was recorded at the time of the acquisition and the remaining amount was subsequently recorded as a patent intangible asset, representing royalty accruals (as noted above) and patent fees. This intangible asset has the potential to increase if the Company incurs more transaction compensation related to the Patent.

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

Information as to the operations of the reportable operating segments as of and for the six months ended June 30, 2004 and 2003 and for the three months ended June 30, 2004 and 2003 is set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

As of and for six months ended June 30, 2003 and 2004:

2004	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$1,226,077	$1,153,481	$2,379,558	$—		$2,379,558
Operating loss	(5,297,489)	$(533,718)	(5,831,207)	—		$(5,831,207)
Depreciation and amortization	882,488	$360,005	1,242,493	—		1,242,493
Capital expenditures	14,796	—	14,796	—		14,796
Assets	2,674,987	1,188,428	3,863,415	240,956	(1)	4,104,371

2003	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$1,732,452	$1,269,940	$3,002,392	$—		$3,002,392
Operating loss	(4,971,988)	(280,878)	(5,252,866)	—		(5,252,866)
Depreciation and amortization	1,212,191	398,326	1,610,517	—		1,610,517
Capital expenditures	6,049	4,497	10,546	—		10,546
Assets	3,980,191	2,072,300	6,052,491	962,544	(1)	7,015,035

For three months ended June 30, 2003 and 2004:

2004	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts	Consolidated Total
Operating revenue	$730,837	$561,910	$1,292,747	$—	$1,292,747
Operating loss	(2,627,761)	$(274,948)	(2,902,709)	—	$(2,902,709)
Depreciation and amortization	407,865	$173,563	581,428	—	581,428
Capital expenditures	11,544	—	11,544	—	11,544

2003	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts	Consolidated Total
Operating revenue	$730,480	$650,177	$1,380,657	$—	$1,380,657
Operating loss	(2,237,219)	(156,426)	(2,393,645)	—	(2,393,645)
Depreciation and amortization	539,043	199,225	738,268	—	738,268
Capital expenditures	2,230	—	2,230	—	2,230

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the six months ended June 31, 2004 and 2003, one of the Company’s Interactive Database Marketing customers contributed $605,000 and $1,330,000, respectively, in revenue, or 25% and 44%, respectively, of the Company’s total revenue. This customer’s original agreement expired in October 2002, and the customer subsequently entered into two renewal agreements, with the most recent one expiring on December 31, 2004.

No other customer represented 10% or more of the Company’s revenue for the six months ended June 30, 2004 and 2003.

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

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of June 30, 2004, the maximum guarantee on this property is approximately $398,000. The sub-leases expire in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(7) LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of June 30, 2004, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the six months ended June 30, 2004, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”). The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

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

(8) RECENT DEVELOPMENTS

Convertible Promissory Notes

As part of the syndication process, as discussed in Note 3, from July 2004 through September 2004 the Company issued three convertible promissory notes with principal amounts totaling $2,750,000. The terms of the notes include are similar to those discussed above in Note 3.

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

To date we have not been profitable, incurring net losses of $6.5 million for the six months ended June 30, 2004 and net losses of $12.3 million, $17.1 million and $45.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We undertook a series of cost-cutting measures to preserve cash, and we continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently.

One of our Interactive Database Marketing customers, Reckitt Benckiser PLC, contributed 25% and 44%, respectively, of our revenue for the six months June 30, 2004 and 2003. This customer’s initial contract expired in October 2002, its first renewal agreement expired in October 2003, and the customer entered into a subsequent renewal agreement that expires in December 2004. However, due to the lower scope of work to be performed and savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under discussion. Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended June 30, 2004 and 2003.

Revenue. Revenue for the second quarter of 2004 was $1,293,000, an $88,000 decrease from $1,381,000 for the second quarter of 2003.

Our Interactive Database Marketing division contributed $731,000 in revenue for the three months ended June 30, 2004, an increase of $6,000 from the same period last year. The increase in revenue was the net effect of the increase in our customer base (of which $119,000 related to the acquisition of Collabrys) offset by lower revenue from our largest customer. The decrease in revenue from our largest customer can be attributed to its second renewal agreement (which began in November 2003 and goes through December 2004) having lower fixed fees than the previous renewal agreement. This decrease in fixed fees is due to the lower scope of work required by the customer, as well as increased automation. However, such revenue may increase with the addition of new countries, brands and services with the customer. This customer represented 42% of our Interactive Database Marketing division revenue for the three months ended June 30, 2004, while it represented 94% of the revenue for the same period for the previous year.

The ConsumerREVIEW.com division generated $562,000 in revenue for the three months ended June 30, 2004, a decrease of $88,000 from the same period last year. While advertising stayed at the same level, e-commerce related revenue was lower by $88,000.

We are continuing to focus on increasing the revenue generated from our Interactive Database Marketing business segment by growing the level and types of technologies and services we provide to our existing clients, as well as acquiring new clients. Our ConsumerREVIEW.com division also plans to grow traffic to its various sites coupled with increased number of advertiser clients.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $689,000 in cost of revenue for the three months ended June 30, 2004 was a decrease of $84,000 over the $773,000 for the three months ended June 30, 2003. The decrease can primarily be attributed to lower depreciation of assets used in providing our services as a result of fully depreciated assets being disposed of and either not replaced or replaced with lower cost, more efficient assets.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses decreased by $315,000 to $358,000 for the three months ended June 30, 2004, compared to $673,000 for the three months ended June 30, 2003. The decrease is primarily attributable to the reduction in product development personnel due to organizational efficiency initiatives.

Our product development expenses are expected to remain at current levels, as we do not expect to hire additional personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $872,000 to $2,549,000 for the three months ended June 30, 2004, compared to $1,677,000 for the three months ended June 30, 2003. This increase in expense is the net effect of higher professional service fees associated with our patent infringement litigation (see Part II - Other Information, Item 1- Legal Proceedings for further details), offset by lower depreciation and lower personnel related expenses.

We expect that our general and administrative expenses will stay at the same level and will decrease when our patent infringement litigation comes to an end.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $186,000 to $419,000 for the three months ended June 30, 2004, compared to $605,000 for the three months ended June 30, 2003. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing efforts, including a reduction in the number of marketing personnel.

Our sales and marketing expenses are expected to stay at the current levels until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expense was $181,000 for the three months ended June 30, 2004, compared to $46,000 for the three months ended June 30, 2003. The increase is the net effect of the additional expense for new options granted in the last quarter of 2003 and the lower expense for options granted prior to the fourth quarter of 2003. The lower expense for options granted prior to the fourth quarter of 2003 was the result of more options being cancelled in 2004 than in 2003 for employees who had not fully vested due to termination of employment. This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the three months ended June 30, 2004 than the corresponding period in 2003.

Interest Expense. Interest expense primarily consists of interest related to the convertible promissory notes we began issuing in the second quarter of 2003, deferred financing fee amortization and interest for financing agreements. Interest expense for the three months ended June 30, 2004 of $370,000 was higher than the interest expense of $83,000 for the three months ended June 30, 2003, due to the increase in convertible promissory notes that have been issued.

Interest income. Interest income primarily consists of income on our cash balances. Due to lower cash balances, interest income decreased to $300 for the three months ended June 30, 2004, from $1,400 for the same period last year.

Net loss. Net loss of $3,272,000 for the three months ended June 30, 2004 was an increase of $797,000 in comparison to $2,475,000 for the three months ended June 30, 2003. As described above, revenue was lower by $88,000, operating expenses were higher by $421,000 and interest expense was higher by $287,000.

We expect that our net loss will decrease in the future due to increased revenue and lower general and administrative costs, resulting from a decline in professional services needed in association with our patent infringement litigation.

The following presents our financial position and results of operations as of and for the six months ended June 30, 2004 and 2003.

Revenue. Revenue for the six months ended June 30, 2004 was $2,380,000, a $622,000 decrease from $3,002,000 for the six months ended June 30, 2003.

For the first half of 2004, our Interactive Database Marketing division contributed $1,226,000 in revenue, a decrease of $499,000 from the same period last year. The increase in revenue was the net effect of the increase in our customer base (of which $119,000 related to the acquisition of Collabrys) offset by lower revenue from our largest customer. This customer represented 49% of our Interactive Database Marketing division revenue for the six months ended June 30, 2004, while it represented 77% of the revenue for the same period for the previous year.

Our ConsumerREVIEW.com division’s revenue of $1,153,000 for the six months ended June 30, 2004 was a decrease of $116,000 from the same period last year. Revenue from advertising increased by $33,000, while revenue form e-commerce related services was lower by $149,000.

Cost of Revenue. Cost of revenue expenses decreased by $167,000 to $1,375,000 for the six months ended June 30, 2004, compared to $1,542,000 for the six months ended June 30, 2003. The decrease can primarily be attributed to lower depreciation of assets used in providing our services as a result of fully depreciated assets being disposed of and either not replaced or replaced with lower cost, more efficient assets.

Product Development. The $783,000 in product development expenses for the six months ended June 30, 2004 was a decrease of $702,000 over the $1,485,000 for the six months ended June 30, 2003. The decrease is primarily attributable to the reduction in product development personnel due to organizational efficiency initiatives.

General and Administrative. The $4,815,000 in general and administrative expenses for the first half of 2004 was an increase of $1,037,000 over the $3,778,000 for the first half of 2003. This increase can be primarily attributed to the higher professional service fees associated with our patent infringement litigation (see Part II - Other Information, Item 1- Legal Proceedings for further details). However, these costs were somewhat offset by lower depreciation and lower personnel related expenses.

Sales and Marketing. Sales and marketing expenses decreased by $441,000 to $884,000 for the six months ended June 30, 2004, compared to $1,325,000 for the six months ended June 30, 2003. This decrease in costs is due to our significant reduction in marketing efforts and the reduction in the number of marketing personnel.

Stock-based Compensation. Stock-based compensation expense was $353,000 for the six months ended June 30, 2004, compared to $125,000 for the six months ended June 30, 2003. The increase is the net effect of the additional expense for new options granted in the last quarter of 2004 and the lower expense for options granted prior to the forth quarter of 2004. The lower expense for options granted prior to the forth quarter of 2004 was the result of more options being cancelled in 2004 than in 2003 for employees who had not fully vested due to termination of employment. This caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the six months ended June 30, 2004 than the corresponding period in 2003.

Interest Expense. Interest expense for the six months ended June 30, 2004 was $536,000 was higher than the interest expense of $92,000 for the six months ended June 30, 2003. This increase is primarily due to the increase in convertible promissory notes that have been issued.

Interest income. Interest income decreased to $600 for the six months ended June 30, 2004, from $8,700 for the same period last year.

Net loss. Net loss of $6,459,000 for the six months ended June 30, 2004 was an increase of $1,122,000 in comparison to $5,337,000 for the six months ended June 30, 2003. As noted above, revenue was lower by $622,000, operating expenses were lower by $44,000 and interest expense was higher by $536,000.

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

In September 2002, Friedli Corporate Finance supplied us with a written commitment to provide us with $20 million of financing. As part of this financing commitment, in March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. The terms of the promissory notes, which mature in three years and are secured by a security interest in substantially all of the our assets, are discussed more fully under Note 3 to the Consolidated Financial Statements. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of any convertible promissory notes that we issue to third parties through the syndication process reduces, on a dollar-for-dollar basis, the initial convertible promissory notes and the balance, if any, will continue to be available to us under the initial commitment. Pursuant to amended notes issued in March 2004, the initial commitment available to us was increased from $6 million to $12 million. No formal terms and conditions have been agreed upon regarding the remaining $8 million of the $20 million financing commitment. During 2003 we received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and during the first two quarters of 2004 we received $3,300,000 in connection with the issuance of six convertible promissory notes. Subsequent to June 2004, and through September 2004, we received an additional $2,750,000 in connection with the issuance of three convertible promissory notes.

On June 30, 2004, we held $130,000 in cash and cash equivalents. In addition, we had restricted cash of $111,000 in the form of two certificates of deposit. The two certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices.

Cash used in operating activities for six months ended June 30, 2004 was $2,952,000, an improvement of $600,000 over the $3,552,000 for the six months ended June 30, 2003.

Investing activities for the six months ended June 30, 2004 used $27,000 in cash, while for the six months ended June 30, 2003 it provided $532,000 in cash. Cash used in investing activities for the six months ended June 30, 2004 included $15,000 related to the acquisition of Collabrys, $15,000 used to purchase property and equipment, $13,000 in transaction compensation for the Patent related to the BrightStreet.com and a reduction in restricted cash of $16,000. Cash provided by investing activities for the six months ended June 30, 2003 included a decrease in restricted cash of $570,000, due to the reduction of the security deposit required for the Maryland office, as well as the reduction in the letter of credit commitment related to our D&O insurance policy. Activity for 2003 also included $43,000 in transaction compensation for the Patent related to the BrightStreet.com acquisition, $11,000 used to purchase property and equipment and a $15,000 reduction in security deposits.

For the six months ended June 30, 2004, the net cash provided by financing activities of $2,824,000 represented $3,300,000 received related to the issuance of convertible promissory notes, offset by $330,000 in debt issuance costs and $160,000 in payments under capital lease obligations. The net cash provided by financing activities of $831,000, for the six months ended June 30, 2003, reflected the $950,000 received related to the issuance of convertible promissory notes, offset by $119,000 in payments under capital lease obligations.

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

RECENT DEVELOPMENTS

Convertible Promissory Notes

As part of the syndication process, as discussed above, from July 2004 through September 2004, we issued three convertible promissory notes with principal amounts totaling $2,750,000. The terms of the notes include, among other things:

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

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes issued from July 2004 through September 2004 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2594 CHF per one U.S. Dollar as of September 30, 2004), the aggregated number of shares issued upon such conversion would be approximately 1,732,000.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the six months ended June 30, 2004, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

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

Options

During the six months ended June 30, 2004, we granted options to purchase a total of 737,000 shares of common stock, under the amended and restated Stock Option and Incentive Plan to certain of our employees. During that period, 99,250 options were exercised to purchase shares of common stock and 1,134,918 options to purchase shares of common stock were forfeited by employees leaving the company.

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

(b) Reports on Form 8-K

Current Report on Form 8-K, filed on June 30, 2004, reported under Item 5 - Other Events And Regulation FD Disclosure that E-centives, Inc. issued a press release announcing the resignation of the Company’s Chairman and Chief Executive Officer, the appointment of the Company’s President and Chief Operating Officer as the Chief Executive Officer and the appointments of a non-management Director as the Chairman of the Board of the Company. A copy of the press release was filed as an exhibit to such Form 8-K.

Current Report on Form 8-K, filed on May 20, 2004, reported under Item 5 - Other Events And Regulation FD Disclosure that E-centives, Inc. announced the appointment of a non-management Director to the Company’s Board of Directors, the appointment of the Company’s Controller and Senior Director of Accounting as the Chief Financial Officer and the resignation of the Company’s Senior Vice President, Chief Financial Officer and Treasurer.

Current Report on Form 8-K, filed on May 13, 2004, reported under Item 5 - Other Events And Regulation FD Disclosure that E-centives, Inc. had made disclosures at a May 12, 2004 conference regarding the signing of several new contractual relationships and that the Company needed more time to finalize its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“Annual Report”) and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. The Company also disclosed that in connection with the finalizing of its Annual Report, the Company encountered a non-financial matter representation that the Company deemed to be inaccurate and that the Company’s Board of Directors determined that it is appropriate to undertake an independent investigation to review this matter, among others, and has retained independent counsel to do so. As with any such matter, the scope and outcome of this investigation is uncertain and may have a negative impact on the Company and its business, financial conditions, results of operations and cash flow. However, the Company believes that such action by the senior Company official was not material to its current or previously reported financial results or disclosures. The Company plans to finalize and file its Annual Report and Quarterly Report as soon as practicable after the completion of the investigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 29th day of October, 2004.

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)