Form 10QSB
period 2004-09-30
E CENTIVES INC
filed 2004-11-15
CIK 1092283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

As of November 1, 2004, there were 58,234,446 shares of the registrant’s common stock outstanding.

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

E-CENTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$974,813	$285,076
Accounts receivable, net of allowance for doubtful accounts of $67,184 and $63,086 at September 30, 2004 and December 31, 2003, respectively	1,185,315	1,582,763
Other receivables	46,927	—
Prepaid expenses	33,632	67,367
Restricted cash	110,849	57,069

Total current assets	2,351,536	1,992,275
Property and equipment, net	358,610	849,407
Other intangible assets, net	888,544	2,063,507
Restricted cash	—	70,000
Deferred financing fee	1,134,626	857,840

Total assets	$4,733,316	$5,833,029

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,464,932	$2,654,601
Accrued expenses	822,306	842,967
Deferred revenue	470,333	653,741
Current portion of capital leases	161,114	297,327
Other liabilities	461,899	214,783

Total current liabilities	5,380,584	4,663,419
Capital leases, net of current portion	9,946	31,718
Long-term debt	9,500,000	3,450,000
Other long-term liabilities	557,740	124,465

Total liabilities	15,448,270	8,269,602

Commitments and contingencies
Stockholders’ deficit:
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares of preferred stock authorized, issued, and outstanding at September 30, 2004 and December 31, 2003	4,000	4,000
Common stock, $.01 par value, 120,000,000 shares authorized 58,172,676 and 57,663,609 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	581,727	576,636
Additional paid-in capital	126,610,124	126,073,611
Accumulated deficit	(137,910,805)	(129,090,820)

Total stockholders’ deficit	(10,714,954)	(2,436,573)

Total liabilities and stockholders’ deficit	$4,733,316	$5,833,029

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Revenue	$3,802,308	$4,459,803	$1,422,750	$1,457,411
Operating expenses:
Cost of revenue	2,191,150	2,234,485	815,807	692,454
Product development, exclusive of stock-based compensation	1,078,764	2,067,244	295,301	582,046
General and administrative, exclusive of stock-based compensation	6,511,309	5,359,989	1,696,174	1,582,066
Sales and marketing, exclusive of stock-based compensation	1,259,802	1,830,118	375,827	504,766
Stock-based compensation:
Product development	17,914	36,625	4,548	12,649
General and administrative	380,699	80,762	104,045	49,952
Sales and marketing	62,501	101,500	(328)	31,532

Loss from operations	(7,699,831)	(7,250,920)	(1,868,624)	(1,998,054)
Interest expense	(1,121,222)	(246,936)	(493,141)	(154,514)
Interest income	1,069	9,943	490	1,244

Loss before income taxes	(8,819,984)	(7,487,913)	(2,361,275)	(2,151,324)
Income taxes	—	—	—	—

Net loss	$(8,819,984)	$(7,487,913)	$(2,361,275)	$(2,151,324)

Basic and diluted net loss per common share	($0.15)	($0.19)	($0.04)	($0.05)
Shares used to compute basic and diluted net loss per common share	57,861,149	38,743,478	58,103,825	39,450,534

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

E-CENTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2004	2003
	(unaudited)
Cash flows used in operating activities:
Net loss	$(8,819,984)	$(7,487,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,813,697	2,280,058
Amortization of deferred financing fee	328,215	120,000
Stock-based compensation	461,115	218,887
Issuance of common stock to Chairman of the Board	19,995	—
Provision for doubtful accounts	15,000	34,097
(Increase) decrease in:
Accounts receivable	382,447	2,350,796
Prepaid expenses and other current assets	33,734	202,644
Other receivable	(46,927)	136,530
Increase (decrease) in:
Accounts payable	810,331	(334,604)
Deferred revenue	(183,408)	(846,531)
Accrued expenses and other liabilities	665,167	(1,005,912)

Net cash used in operating activities	(4,520,618)	(4,331,948)

Cash flows from investing activities:
Decrease in restricted cash	16,220	618,865
Acquisition of property and equipment	(23,132)	(17,071)
Refund of purchase of property and equipment	—	25,050
Decrease in security deposits	—	14,790
Acquisition of Collabrys	(15,000)	—
Purchase of intangible asset	(71,945)	(55,057)

Net cash (used in) provided by investing activities	(93,857)	586,577

Cash flows from financing activities:
Payments on obligations under capital lease	(201,283)	(213,826)
Proceeds from issuance of debt	6,050,000	1,950,000
Debt issuance costs	(605,000)	—
Exercise of stock options	60,495	—

Net cash provided by financing activities	5,304,212	1,736,174

Net increase (decrease) in cash and cash equivalents	689,737	(2,009,197)
Cash and cash equivalents, beginning of period	285,076	2,317,354

Cash and cash equivalents, end of period	$974,813	$308,157

Supplemental disclosure of cash flow information:

Cash paid for interest	$13,115	$26,653

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

One of the Company’s Interactive Database Marketing customers contributed 24% and 45%, respectively, of the Company’s revenue for the nine months ended September 30, 2004 and 2003. This customer’s initial contract expired in October 2002, its first renewal agreement with the Company expired in October 2003, and the customer entered into a subsequent renewal agreement that expires in December 2004. However, due to the lower scope of work to be performed by the Company, and savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under discussion. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company currently anticipates that its existing cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of 2005. This forecast is based on the remaining available line of credit at October 31, 2004 of up to $1.5 million from the $12 million credit facility (structured in the form of two $6 million three-year convertible promissory notes issued in March 2003 and March 2004) and the remaining $8 million from the original $20 million funding commitment received in September 2002. However, no formal terms and conditions have been agreed upon regarding the additional capital infusion of up to $8 million. The Company cannot be certain that additional financing will be available to them on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek a buyer for its assets.

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

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(c) Revenue Recognition

Revenue is generated by providing the services of the Company’s two operating segments: Interactive Database Marketing division and ConsumerREVIEW.com.

The Company’s Interactive Database Marketing division, which represented 54% and 57% of the Company’s revenue for the nine months ended September 30, 2004 and 2003, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, the Company recognizes the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. The Company’s only client with a performance-based incentive fee contributed no such revenue during the nine months ended September 30, 2004, while for the nine months ended September 30, 2003 there was $96,000 in such revenue. The performance-based incentive revenue for 2003 was from the original contract that expired in October 2002. The first renewal agreement, which began in November 2002, also includes performance-based incentive fees (of which no revenue was recognized during the nine month periods ending September 30, 2004 and 2003) and the second renewal agreement, which began in November 2003 and ends in December 2004, does not contain a performance-based incentive fee component.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of the Company’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of the Company’s websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 46% and 43%, respectively, of the Company’s total revenue for nine month periods ending September 30, 2004 and 2003.

For the nine months ended September 30, 2004 and 2003 one of the Company’s Interactive Database Marketing customers contributed $919,000 and $2,019,000 in revenue, respectively. This customer’s original agreement expired in October 2002; however, the customer subsequently signed two annual renewal agreements, with the most recent agreement scheduled to expire in December 2004. This customer also represented approximately $108,000 of the $1,185,000 net accounts receivable balance as of September 30, 2004 and approximately $874,000 of the $1,583,000 net accounts receivable balance as of December 31, 2003. The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

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

(f) Basic and Diluted Net Loss per Share

The Company computes net income (loss) applicable to common shares in accordance with FAS 128, Earnings Per Share. Under the provisions of FAS 128, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share are the same.

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

(2) RESTRICTED CASH

The Company’s restricted cash as of September 30, 2004 and December 31, 2003 relates to letters of credits associated with their Bethesda, Maryland office, their Foster City, California office, and their D&O Insurance policy. The following table shows the balances of restricted cash as of September 30, 2004:

	Bethesda, Maryland	Foster City, California	D&O Insurance	Total
Current Restricted Cash Balance at January 01, 2004	$—	$40,849	$16,220	$57,069
Non - Current Restricted Cash Balance at January 01, 2004	70,000	—	—	70,000

Total Restricted Cash Balance at January 01, 2004	70,000	40,849	16,220	127,069

Activity
Interest	—	—	25	25
Transfers to operating account	—	—	(16,245)	(16,245)

Total activity	—	—	(16,220)	(16,220)

Current Restricted Cash Balance at September 30, 2004	70,000	40,849	—	110,849
Non - Current Restricted Cash Balance at September 30, 2004	—	—	—	—

Total Restricted Cash Balance at September 30, 2004	$70,000	$40,849	$—	$110,849

Bethesda, Maryland Office

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of September 30, 2004, the balance was $70,000 and it will remain at that value until the expiration of the lease.

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

(3) CONVERTIBLE PROMISSORY NOTES

In March 2003, the Company executed convertible promissory notes for an aggregate sum of up to $6 million, from which the Company could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, the Company agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes (as noted below). The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through the syndication process will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the credit facility available to us was increased from $6 million to $12 million pursuant to amended notes. During 2003 the Company received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and through September 2004 the Company received $6,050,000 in connection with the issuance of nine convertible promissory notes.

The Company’s long-term debt of $9,500,000 and other long-term liabilities of $557,740 at September 30, 2004, consist of the principal balance and final payment charges, respectively, associated with convertible promissory notes issued from May 2003 through September 2004. The terms of the notes include, among other things:

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

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes outstanding as of September 30, 2004 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.3264 CHF per one U.S. Dollar as of September 30, 2004), the aggregated number of shares issued upon such conversion would be approximately 6,301,000.

The $9,500,000 of long-term debt matures at various dates from May 2006 through September 2007. If the Company holds this long-term debt to maturity, as currently intended, a final payment charge of $2,850,000 will be due at various dates from May 2006 through September 2007.

As a result of the help provided in securing the funds associated with the convertible promissory notes, Friedli Corporate Finance, Inc. was paid fees of $605,000 during the nine months ended September 30, 2004 and $360,000 during the year ended December 31, 2003, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

(4) ACQUISITION

(a) Collabrys, Inc.

On June 29, 2004, the Company entered into an Asset Purchase Agreement (“Agreement”) with Collabrys, Inc. (“Collabrys”), whereby the Company acquired substantially all of the assets of Collabrys. The assets acquired primarily consisted of hardware, software, furniture and customer list, none of which are considered significant. Collabrys was acquired for $15,000 in cash at closing, plus future royalty payments as defined in the Agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the acquisition date. The Company does not expect the royalty payments to be significant and are therefore expensing the royalty as it is incurred.

Collabrys is a provider of interactive marketing technologies and services to enable customer acquisition and retention. Similar to the Company’s E-mail Marketing System component of its Interactive Database Marketing division, Collabrys enables businesses to cost-effectively conduct e-marketing without having to acquire or develop their own e-mail infrastructure and manage the process. This solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and reporting services. In addition, Collabrys enables a streamlined solution to source content from third party publishers, content providers and creators, as well as to facilitate the content selection, approval, management and e-publication process through Web-based tools.

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

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Through September 30, 2004, the Company has incurred approximately $2.1 million in transaction compensation costs. Approximately $1.7 million was recorded at the time of the acquisition and the remaining amount was subsequently recorded as a patent intangible asset, representing royalty accruals (as noted above) and patent fees. This intangible asset has the potential to increase if the Company incurs more transaction compensation related to the Patent.

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

Information as to the operations of the reportable operating segments as of and for the nine months ended September 30, 2004 and 2003 and for the three months ended September 30, 2004 and 2003 is set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

As of and for nine months ended September 30, 2003 and 2004:

2004	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$2,057,974	$1,744,334	$3,802,308	$—		$3,802,308
Operating loss	(6,965,213)	$(734,618)	(7,699,831)	—		$(7,699,831)
Depreciation and amortization	1,305,194	$508,503	1,813,697	—		1,813,697
Capital expenditures	(24,555)	8,335	(16,220)	—		(16,220)
Assets	2,572,193	1,075,461	3,647,654	1,085,662	(1)	4,733,316

2003	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$2,557,369	$1,902,434	$4,459,803	$—		$4,459,803
Operating loss	(6,736,217)	(514,703)	(7,250,920)	—		(7,250,920)
Depreciation and amortization	1,682,507	597,551	2,280,058	—		2,280,058
Capital expenditures	12,574	4,497	17,071	—		17,071
Assets	3,109,674	1,863,123	4,972,797	434,341	(1)	5,407,138

For three months ended September 30, 2003 and 2004:

2004	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$831,897	$590,853	$1,422,750	$—		$1,422,750
Operating loss	(1,667,724)	$(200,900)	(1,868,624)	—		$(1,868,624)
Depreciation and amortization	432,930	$148,498	581,428	—		581,428
Capital expenditures	(8,336)	8,336	—	—		—

2003	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Consolidated Total
Operating revenue	$824,918	$632,493	$1,457,411	$—		$1,457,411
Operating loss	(1,764,229)	(233,825)	(1,998,054)	—		(1,998,054)
Depreciation and amortization	470,316	199,225	669,541	—		669,541
Capital expenditures	101,562	—	101,562	—		101,562

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the nine months ended September 30, 2004 and 2003, one of the Company’s Interactive Database Marketing customers contributed $919,000 and $2,019,000, respectively, in revenue, or 24% and 45%, respectively, of the Company’s total revenue. This customer’s original agreement expired in October 2002, and the customer subsequently entered into two renewal agreements, with the most recent one scheduled to expire on December 31, 2004.

No other customer represented 10% or more of the Company’s revenue for the nine months ended September 30, 2004 and 2003.

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

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of September 30, 2004, the maximum guarantee on this property is approximately $320,000. The sub-leases expire in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(7) LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of September 30, 2004, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the nine months ended September 30, 2004, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings”). The terms of the settlement with coolsavings provide for a cross-license between the Company and coolsavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company may have to make payments of up to $1.35 million to coolsavings as follows:

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

(8) RELATED PARTY TRANSACTIONS

Peter Friedli, one of the Company’s directors and stockholders, serves as the investment advisor to both Venturetec and Pine, and also serves as President of Venturetec and its parent corporation, New Venturetec AG. Mr. Friedli also has relationships with several of the Company’s other stockholders; he serves as the investment advisor to InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. Mr. Friedli also serves as the President of Friedli Corporate Finance, Inc., a consulting company that is utilized by the Company.

On October 8, 2002, the Company’s Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002. The warrants entitle each investor to purchase one share of the Company’s common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and ends on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, was estimated to be approximately $720,000. Two of the investors, Peter Friedli and Venturetec, are stockholders of the Company and pursuant to the terms of the private placement each received 1,000,000 warrants. As part of this financing, in March 2003, the Company executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow the Company to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of the Company’s assets. Subsequent to the issuance of these promissory notes, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the credit facility available to the Company under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million. As part of the syndication process, through September 30, 2004, the Company issued eighteen convertible promissory notes totaling $9,500,000 (see Note 3 above for further details).

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which was subsequently renewed in 2001 and again in 2003. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes, Friedli Corporate Finance, Inc. was paid fees of $605,000 during the nine months ended September 30, 2004 and $360,000 during the year ended December 31, 2003, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

As a member of the Company’s Board of Directors, through September 30, 2004, Peter Friedli has received 90,000 options as Director Compensation. In August 2004, the Company awarded Sean Deson 50,000 shares of its common stock for his agreement to serve as Chairman of the Board.

(9) RECENT DEVELOPMENTS

Convertible Promissory Notes

As part of the syndication process, as discussed in Note 3, during October 2004 the Company issued one convertible promissory notes with a principal amount of $1,000,000. The terms of the notes include are similar to those discussed above in Note 3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our registration statement on Form S-1 (SEC File No. 333-64578), our registration statement on Form S-3 (SEC file No. 333-73900), our registration statement on Form S-3 (SEC File No. 333-106726) and our reports on Forms 10-K and 10-QSB filed with the SEC, which are all hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

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

To date we have not been profitable, incurring net losses of $8.8 million for the nine months ended September 30, 2004 and net losses of $12.3 million, $17.1 million and $45.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We undertook a series of cost-cutting measures to preserve cash, and we continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently.

One of our Interactive Database Marketing customers, Reckitt Benckiser PLC, contributed 24% and 45%, respectively, of our revenue for the nine months September 30, 2004 and 2003. This customer’s initial contract expired in October 2002, its first renewal agreement expired in October 2003, and the customer entered into a subsequent renewal agreement that expires in December 2004. However, due to the lower scope of work to be performed and savings through automation, the fixed fees associated with the most recent contract renewal are approximately one-half of the fixed fees associated with the renewal contract that expired in October 2003. Such fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under discussion. Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We continue to believe that as more consumers use the Internet and as the economy continues to recover, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs. During 2004, we have continued to focus on maintaining low operating expenses, expanding our list of clients and further building our products and services through internal development and corporate acquisition.

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

We expect to continue to fund our business through the use of convertible notes under an existing $12 million facility, of which $10.5 million has been drawn as of October 31, 2004. We also expect to work with Friedli Corporate Finance to agree upon terms and conditions that would allow us to draw the remaining $8 million of a $20 million financing commitment extended to us in September 2002.

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

On October 8, 2002, our Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment. Two of the investors were Peter Friedli and Venturetec, and each received 1,000,000 warrants. As part of this financing, in March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of our assets. Subsequent to the issuance of these promissory notes, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under the initial $6 million commitment. During March 2004, the credit facility available to us under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million, pursuant to amended notes. As part of the syndication process, through September 30, 2004 we have issued convertible promissory notes totaling $9,500,000.

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2006, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes, Friedli Corporate Finance, Inc. was paid fees of $935,000, which Friedli Corporate Finance, Inc. has indicated to us will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

As a member of our Board of Directors, through September 30, 2004, Peter Friedli has received 90,000 options as Director Compensation. In August 2004, we awarded Sean Deson 50,000 shares of our common stock for his agreement to serve as Chairman of the Board.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended September 30, 2004 and 2003.

Revenue. Revenue for the third quarter of 2004 was $1,423,000, a $35,000 decrease from $1,457,000 for the third quarter of 2003.

Our Interactive Database Marketing division contributed $832,000 in revenue for the three months ended September 30, 2004, an increase of $8,000 from the same period last year. The increase in revenue was the net effect of the increase in our customer base (of which $157,000 related to the acquisition of Collabrys) offset by lower revenue from our largest customer. The decrease in revenue from our largest customer can be attributed to its second renewal agreement (which began in November 2003 and goes through December 2004) having lower fixed fees than the previous renewal agreement. This decrease in fixed fees is due to the lower scope of work required by the customer, as well as increased automation. However, such revenue may increase with the addition of new countries, brands and services with the customer. This customer represented 38% of our Interactive Database Marketing division revenue for the three months ended September 30, 2004, while it represented 84% for the same period of the previous year.

The ConsumerREVIEW.com division generated $591,000 in revenue for the three months ended September 30, 2004, a decrease of $42,000 from the same period last year. While advertising revenue increased by $10,000, e-commerce related revenue was lower by $51,000.

We are continuing to focus on increasing the revenue generated from our Interactive Database Marketing business segment by growing the level and types of technologies and services we provide to our existing clients, as well as acquiring new clients. Our ConsumerREVIEW.com division also plans to grow traffic to its various sites coupled with increased number of advertiser clients.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $816,000 in cost of revenue for the three months ended September 30, 2004 was an increase of $123,000 over the $692,000 for the three months ended September 30, 2003. The increase can primarily be attributed to an increase in personnel related costs and the acquisition of Collabrys.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses decreased by $287,000 to $295,000 for the three months ended September 30, 2004, compared to $582,000 for the three months ended September 30, 2003. The decrease is primarily attributable to the reduction in product development personnel due to organizational efficiency initiatives.

Our product development expenses are expected to remain at current levels, as we do not expect to hire additional personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses increased by $114,000 to $1,696,000 for the three months ended September 30, 2004, compared to $1,582,000 for the three months ended September 30, 2003. This increase in expense is the net effect of higher professional service fees associated with our patent infringement litigation (see Part II - Other Information, Item 1- Legal Proceedings for further details), offset by lower depreciation and lower personnel related expenses.

We expect that our general and administrative expenses will stay at the same level and will decrease when our patent infringement litigation comes to an end.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $129,000 to $376,000 for the three months ended September 30, 2004, compared to $505,000 for the three months ended September 30, 2003. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing efforts, including a reduction in the number of marketing personnel.

Our sales and marketing expenses are expected to stay at the current levels until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expense was $108,000 for the three months ended September 30, 2004, compared to $94,000 for the three months ended September 30, 2003. The increase is the net effect of the additional expense for new options granted in the fourth quarter of 2003 and the lower expense for options granted prior to the fourth quarter of 2003. The lower expense for options granted prior to the fourth quarter of 2003 was the result of options fully vesting and more options being cancelled in 2004 than in 2003 for employees who had not fully vested due to termination of employment. This cancellation of options resulted in a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the three months ended September 30, 2004 than the corresponding period in 2003.

Interest Expense. Interest expense primarily consists of interest related to the convertible promissory notes we began issuing in the second quarter of 2003, deferred financing fee amortization and interest for financing agreements. Interest expense for the three months ended September 30, 2004 of $493,000 was higher than the interest expense of $155,000 for the three months ended September 30, 2003, due to the increase in convertible promissory notes that have been issued.

Net loss. Net loss of $2,361,000 for the three months ended September 30, 2004 was an increase of $210,000 in comparison to $2,151,000 for the three months ended September 30, 2003. As described above, revenue was lower by $35,000, operating expenses were lower by $164,000 and interest expense was higher by $339,000.

We believe that our net loss will decrease in the future due to increased revenue and lower general and administrative costs, resulting from a decline in professional services needed in association with our patent infringement litigation.

The following presents our financial position and results of operations as of and for the nine months ended September 30, 2004 and 2003.

Revenue. Revenue for the nine months ended September 30, 2004 was $3,802,000, a $658,000 decrease from $4,460,000 for the nine months ended September 30, 2003.

Our Interactive Database Marketing division contributed $2,058,000 in revenue, a decrease of $491,000 from the same period last year. The increase in revenue was the net effect of the increase in our customer base (of which $277,000 related to the acquisition of Collabrys) offset by lower revenue from our largest customer. This customer represented 45% of our Interactive Database Marketing division revenue for the nine months ended September 30, 2004, while it represented 79% for the same period of the previous year.

Our ConsumerREVIEW.com division’s revenue of $1,744,000 for the nine months ended September 30, 2004 was a decrease of $158,000 from the same period last year. Revenue from advertising increased by $42,000, while revenue form e-commerce related services was lower by $200,000.

Cost of Revenue. Cost of revenue expenses decreased by $43,000 to $2,191,000 for the nine months ended September 30, 2004, compared to $2,234,000 for the nine months ended September 30, 2003. The decrease can primarily be attributed to lower depreciation of assets used in providing our services as a result of fully depreciated assets being disposed of and either not replaced or replaced with lower cost, more efficient assets. offset by higher personnel related costs and costs associated with the Collabrys, which was acquired in June 2004.

Product Development. The $1,079,000 in product development expenses for the nine months ended September 30, 2004 was a decrease of $988,000 over the $2,067,000 for the nine months ended September 30, 2003. The decrease is primarily attributable to the reduction in product development personnel due to organizational efficiency initiatives.

General and Administrative. The $6,511,000 in general and administrative expenses for the nine months of 2004 was an increase of $1,151,000 over the $5,360,000 for the nine months of 2003. This increase can be primarily attributed to the higher professional service fees associated with our patent infringement litigation (see Part II—Other Information, Item 1- Legal Proceedings for further details). However, these costs were somewhat offset by lower depreciation and lower personnel related expenses.

Sales and Marketing. Sales and marketing expenses decreased by $570,000 to $1,260,000 for the nine months ended September 30, 2004, compared to $1,830,000 for the nine months ended September 30, 2003. This decrease in costs is due to our significant reduction in marketing efforts and the reduction in the number of marketing personnel.

Stock-based Compensation. Stock-based compensation expense was $461,000 for the nine months ended September 30, 2004, compared to $219,000 for the nine months ended September 30, 2003. The increase is the net effect of the additional expense for new options granted in the fourth quarter of 2003 and the lower expense for options granted prior to the fourth quarter of 2003. The lower expense for options granted prior to the fourth quarter of 2003 was the result of options being fully vested and more options being cancelled in 2004 than in 2003 for employees who had not fully vested due to termination of employment. This cancellation of options caused a larger reversal of historical stock-based compensation expense for non-vested options for terminated employees for the nine months ended September 30, 2004 than the corresponding period in 2003.

Interest Expense. Interest expense for the nine months ended September 30, 2004 was $874,000 was higher than the interest expense of $247,000 for the nine months ended September 30, 2003. This increase is primarily due to the increase in convertible promissory notes that have been issued.

Net loss. Net loss of $8,820,000 for the nine months ended September 30, 2004 was an increase of $1,332,000 in comparison to $7,488,000 for the nine months ended September 30, 2003. As noted above, revenue was lower by $657,000, operating expenses were lower by $209,000, while interest expense was higher by $874,000.

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

In September 2002, Friedli Corporate Finance supplied us with a written commitment to provide us with $20 million of financing. As part of this financing commitment, in March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. The terms of the promissory notes, which mature in three years and are secured by a security interest in substantially all of the our assets, are discussed more fully under Note 3 to the Consolidated Financial Statements. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of any convertible promissory notes that we issue to third parties through the syndication process reduces, on a dollar-for-dollar basis, the initial convertible promissory notes and the balance, if any, will continue to be available to us under the initial commitment. Pursuant to amended notes issued in March 2004, the initial commitment available to us was increased from $6 million to $12 million. No formal terms and conditions have been agreed upon regarding the remaining $8 million of the $20 million financing commitment. During 2003 we received an aggregate of $3,450,000 in connection with the issuance of nine convertible promissory notes, and during the nine months ended September 30, 2004 we received $6,050,000 in connection with the issuance of nine convertible promissory notes. During October 2004, we received an additional $1,000,000 in connection with the issuance of one convertible promissory note.

On September 30, 2004, we held $975,000 in cash and cash equivalents. In addition, we had restricted cash of $111,000 in the form certificates of deposit. The certificates of deposit serve as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland and our Foster City, California offices.

Cash used in operating activities for nine months ended September 30, 2004 was $4,521,000, an increase of $189,000 over the $4,332,000 for the nine months ended September 30, 2003.

Investing activities for the nine months ended September 30, 2004 used $94,000 in cash, while for the nine months ended September 30, 2003 it provided $587,000 in cash. Cash used in investing activities for the nine months ended September 30, 2004 included $15,000 related to the acquisition of Collabrys, $23,000 used to purchase property and equipment, $53,000 in transaction compensation for the Patent related to the BrightStreet.com acquisition and a reduction in restricted cash of $16,000. Cash provided by investing activities for the nine months ended September 30, 2003 included a decrease in restricted cash of $619,000, due to the reduction of the security deposit required for the Maryland office, as well as the reduction in the letter of credit commitment related to our D&O insurance policy. Activity for 2003 also included $55,000 in transaction compensation for the Patent related to the BrightStreet.com acquisition, $17,000 used to purchase property and equipment and a $15,000 reduction in security deposits.

For the nine months ended September 30, 2004, the net cash provided by financing activities of $5,304,000 represented $6,050,000 received related to the issuance of convertible promissory notes and $60,000 received in association with the exercise of options, offset by $605,000 in debt issuance costs and $201,000 in payments under capital lease obligations. The net cash provided by financing activities of $1,736,000, for the nine months ended September 30, 2003, reflected the $1,950,000 received related to the issuance of convertible promissory notes, offset by $214,000 in payments under capital lease obligations.

We currently anticipate that our existing cash resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2005. This forecast is based on the remaining available line of credit at October 31, 2004 of up to $1.5 million from the $12 million credit facility and the remaining $8 million from the original $20 million funding commitment. We expect to work with Friedli Corporate Finance to agree upon terms and conditions that would allow us to draw the remaining $8 million of a $20 million financing commitment extended to us in September 2002. We cannot be certain that additional financing will be available to us on acceptable terms, or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue our business, and would need to seek a buyer for our assets.

RECENT DEVELOPMENTS

Convertible Promissory Notes

As part of the syndication process, as discussed above, during October 2004 we issued one convertible promissory note with a principal amount of $1,000,000. The terms of the notes include, among other things:

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

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If the aggregated principal amount of the convertible note issued during October 2004 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.1930 CHF per one U.S. Dollar as of November 1, 2004), the aggregated number of shares issued upon such conversion would be approximately 597,000.

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

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against us in California Superior Court, County of Santa Clara, alleging (inter alia) breach of contract and intentional and negligent misrepresentation. Trifocal initially claimed approximately $126,819 in specified money damages, as well as additional unspecified money damages, interest, punitive damages and attorneys’ fees and costs. Trifocal explicitly stated that it intended to amend its complaint with respect to damages. In December 2003, we removed the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal’s breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Pursuant to local court rules regarding alternative dispute resolution, the parties participated in mediation. The initial mediation was held on September 28, 2004 and a second mediation session was held on September 27, 2004. No settlement has been reached by the parties.

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

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the nine months ended September 30, 2004, including no changes in the status of the settlement with coolsavings.com, Inc. (“coolsavings). The terms of the settlement with coolsavings provide for a cross-license between coolsavings and us for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we may have to make payments of up to $1.35 million to coolsavings as follows:

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

Options

During the nine months ended September 30, 2004, we granted options to purchase a total of 847,000 shares of common stock, under the amended and restated Stock Option and Incentive Plan to certain of our employees. During that period, 459,067 options were exercised to purchase shares of common stock and 1,830,313 options to purchase shares of common stock were forfeited by employees leaving the company.

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

(b) Reports on Form 8-K

Current Report on Form 8-K, filed on July 22, 2004, reported under Item 4 - Changes In Registrant’s Certifying Accountant, that E-centives, Inc. decided to no longer engage KPMG LLP (“KPMG”) as the Company’s independent accountants and that the Company was in the process of evaluating new independent accountants.

Current Report on Form 8-K, filed on October 1, 2004, reported under Item 4 - Changes In Registrant’s Certifying Accountant, that E-centives, Inc engaged BDO Seidman LLP as the Company’s independent accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of November, 2004.

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)