Form 10KSB
period 2004-12-31
E CENTIVES INC
filed 2005-03-30
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-31559

E-centives, Inc.

(Name of Small Business Issuer in Its Charter)

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

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for the fiscal year ended December 31, 2004: $5,386,193.

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the issuer’s common stock on the SWX Swiss Exchange as of February 28, 2005 was $12,339,896 (1).

As of February 28, 2005, there were 58,788,696 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

(1)	Assumes an exchange rate of 1.16185 Swiss Francs per one U.S. Dollar as of February 28, 2005.

E-centives, Inc.

Form 10-KSB

i

Cautionary Note Regarding Forward-Looking Statements

Except for any historical information, the matters we discuss in this Annual Report on Form 10-KSB concerning our company contain forward-looking statements. Any statements in this Annual Report on Form 10-KSB that are not statements of historical fact, are intended to be, and are, “forward-looking statements” under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. The important factors we discuss below under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other factors identified in our filings with the SEC and those presented elsewhere by its management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Annual Report on Form 10-KSB. The Company assumes no obligation to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

E-CENTIVES, INC.

PART I

ITEM 1—DESCRIPTION OF BUSINESS

Overview

We provide interactive database marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. We were founded in 1996 to enable businesses to acquire and retain customers through the Internet. With our proprietary technologies and services, we provide customer acquisition and retention solutions for companies that do business with millions of Internet users every day. We currently derive our revenues from two operating segments: the Interactive Database Marketing division and the ConsumerREVIEW.com division.

•	Our Interactive Database Marketing division offers a suite of digital marketing technologies and services, including e-mail marketing system, Internet coupon system, data warehousing system, online reporting system, strategic consulting and program management, user experience design and development, and analytics and data mining. Through a hosted technology infrastructure, this division provides solutions for relationship marketing, including creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives, as well as data management and tracking of individual consumer’s responses to such activities.

•	Our ConsumerREVIEW.com division manages web communities around common product interests, and provides on-line advertising and e-commerce services through its network of web communities. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. We focus on creating an online environment that fosters communication and consumer-generated reviews of products, by providing an interface to a large database of product information, forums, and other useful content.

Of our total net revenue of $5.4 million for the year ended December 31, 2004, one of our Interactive Database Marketing Division customers, Reckitt Benckiser, contributed $1.2 million, or 22%, of our net revenue. Although this customer’s initial contract expired in October 2002, the customer subsequently signed three annual renewal agreements, with the most recent renewal expiring on December 31, 2005. Although the percentage of our total revenue that this customer has contributed over the past three years has decreased, loss of this customer would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Industry Background

The Internet has emerged as a powerful marketing medium that allows millions of consumers and marketers to conduct business and interact with each other in unprecedented ways. The Internet is particularly well suited to direct marketers because of its ability to access both broad audiences, as well as precisely defined groups. As a result, the Internet provides marketers with opportunities to identify and attract customers, as well as target specific types of users and collect data on their preferences. At the same time, we believe the Internet appeals to consumers because it offers more individual control over marketing messages. The growth of the Internet has encouraged companies to spend more of their marketing budgets via the Internet. We believe there is a need for a marketing infrastructure that could satisfy the objectives of both marketers and consumers, which would enable businesses to acquire and retain customers, yet operate from a consumer-centric approach that would provide relevant information and meaningful value to the individual user.

Products And Services

Our current products and services offered by our two divisions:

Interactive Database Marketing Division

For the years ended December 31, 2004, 2003 and 2002, the Interactive Database Marketing Division generated 55%, 56% and 72%, respectively, of our total revenue. Approximately 41%, 81% and 87% of the division’s revenue for the years ended December 31, 2004, 2003 and 2002, respectively, was generated from our contract with Reckitt Benckiser. Our principal products and services of the Interactive Database Marketing Division include the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and related professional services.

Interactive Database Marketing System

In December 2001, we combined our Promotions System, our E-mail Marketing System, our data warehousing system and our online reporting system, and began offering these services as part of our Interactive Database Marketing System. This is a hosted technology infrastructure which allows companies to establish direct consumer relationships through a set of integrated tools that include campaign management, targeted e-mail marketing, transaction database, data warehouse, micro site and survey generator and our patented coupon promotion system. This system enables companies to acquire consumers, collect consumers’ preferences and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, track individual usage of each coupon, as well as track and report every consumer interaction with the system.

Promotions System

Our Promotions System, which we acquired in December 2001 as part of the acquisition of substantially all of the assets of BrightStreet.com, enables companies to create, manage, deliver and track promotions, such as print-at-home online coupons. Our system’s printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling manufacturers to target coupons much more efficiently and cost-effectively than traditional methods. In addition, our system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles.

E-mail Marketing System

Our E-mail Marketing System allows companies to build ongoing, personalized dialogs with their audiences by outsourcing their e-mail marketing needs to us. It lets businesses cost-effectively conduct e-mail marketing without having to acquire or develop their own e-mail infrastructure and manage the process. This solution consists of list management and hosting, e-mail delivery and management, as well as tracking and analytical services. It is designed to help build an ongoing, personalized communication with the client’s intended audience and maximize effectiveness of marketing efforts through improved targeting.

Professional Services

We provide a broad range of professional services to assist our clients in their digital marketing needs. The service teams blend interactive consumer marketing expertise with technical capabilities to ensure the most effective management of our clients’ programs. Our professional services include strategic consulting & program management, user experience design & development, and analytics & data mining.

ConsumerREVIEW.com Division

For the years ended December 31, 2004, 2003 and 2002, the ConsumerREVIEW.com division generated 45%, 44% and 3%, respectively, of our revenues through its advertising and e-commerce related services. Our

ConsumerREVIEW.com division is a source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit this division’s websites to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. On these websites, users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and are able to link to other sites where they can shop online. Our ConsumerREVIEW.com division’s revenues are primarily derived from online advertising and e-commerce referral fees.

Acquisitions

Collabrys

On June 29, 2004, we acquired substantially all of the assets of Collabrys, Inc. The assets acquired primarily consisted of hardware, software, furniture and a customer list, none of which are considered significant. We acquired Collabrys for $15,000 in cash at closing, plus future royalty payments as defined in the Agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the acquisition date. We do not expect the royalty payments to be significant and are therefore expensing the royalty as it is incurred.

Collabrys is a provider of interactive marketing technologies and services to enable customer acquisition and retention. Similar to the e-mail marketing service of our Interactive Database Marketing division, Collabrys enables businesses to cost-effectively conduct e-marketing without having to acquire or develop their own e-mail infrastructure and manage the process. This solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and reporting services. In addition, Collabrys enables a streamlined solution to source content from third party publishers, content providers and creators, as well as to facilitate the content selection, approval, management and e-publication process through Web-based tools.

ConsumerREVIEW.com

On December 4, 2002, we acquired substantially all of Consumer Review Inc.’s assets and certain of its liabilities. The cost of the acquisition was approximately $2.6 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $216,000 in acquisition costs. Upon the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a defined schedule. Based upon the revenue generated by our ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock has been adjusted to 8 to 1.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. We engaged an independent third-party appraiser to perform a valuation of the Series B convertible preferred stock and intangible assets associated with the acquisition.

Sales and Marketing

We seek to establish relationships with clients principally through our direct sales force, as well as working with advertising or promotional agencies to reach their clients. During 2004, we maintained sales personnel in the Washington, D.C. and San Francisco metropolitan areas, New York, Connecticut and Florida.

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

Our primary marketing efforts include conferences and tradeshows.

Technology

We have a variety of technologies that enable our solutions. Our Interactive Database Marketing division technologies are delivered through a hosted infrastructure and consist of a variety of hardware and software, such as application servers, database servers, data collection and transformation servers, web servers, mail servers, reporting servers, and client-side plug-in software. Our hardware infrastructure has been designed to allow us to scale our systems, by adding hardware as required. Our ConsumerREVIEW.com division has a proprietary web architecture based on Microsoft.NET® enterprise server technology that enables it to meet the demands of its network of growing web communities and product research sites. The system was built for scalability, reliability, and interoperability with web-enabled enterprise partners.

We host our systems in a data center that provides redundant network connectivity and diesel generated backup power. In addition we monitor and test our system and software, and from time to time have identified minor defects. We address such defects by rewriting software code and, if possible, replacing small portions of our proprietary software with commercially available software components. Any difficulties in implementing new software may result in greater than expected expense and may cause disruptions to our business.

We spent approximately $1.3 million, $2.5 million and $4.1 million in 2004, 2003 and 2002, respectively, on research and development activities.

Competition

We generally compete for the budgets that companies allocate to marketing.

We believe that the market for our Interactive Database Marketing division’s solutions to be rapidly evolving and intensely competitive. As a provider of digital marketing technologies and services, we generally compete with other marketing programs for a portion of a marketer’s total marketing budget. In this area, we compete with a variety of businesses. Current or potential competitors include vendors that provide:

•	marketing technologies and services;

•	e-mail marketing solutions;

•	coupon and promotion programs;

•	database marketing solutions; and

•	interactive advertising agencies.

We believe the market for our ConsumerREVIEW.com division to also be rapidly evolving and competitive. In this area, some of our current and potential competitors include:

•	other providers of product reviews;

•	publishers of content and information on special interest product categories;

•	shopping comparison or price search web sites; and

•	providers of community forums, message boards, and photo galleries.

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

We expect competition to intensify as more competitors enter our markets. However, as referenced below, one of our most important assets is our intellectual property, which we believe will help offset some of the competitive pressures for certain of our offerings. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and managerial resources than we do. Many of our competitors also generate greater revenue and are better known than we are. They may compete more effectively and be more responsive to industry and technological change.

Intellectual Property Rights

A large part of our success depends on protecting our intellectual property, which we believe is one of our most important assets. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be seriously harmed.

We have developed and acquired various proprietary technologies. Our clients enter into technology and services agreements with us. In addition, we generally require employees, contractors and other persons with access to our proprietary information to execute confidentiality and non-compete agreements. We seek to protect our software, documentation and other written materials under trade secret and other intellectual property laws, which afford only limited protection. We have not registered any copyrights in the U.S. or elsewhere related to our software or other technology.

We have several issued U.S. patents and a number of pending U.S. and foreign patent applications. Many of our pending patent applications seek to protect technology we use or may use in our business. We have no issued foreign patents, but we have several pending foreign patent applications. It is possible that no patents will be issued from the currently pending U.S. or foreign patent applications. It is also possible that our patents or any potential future patents may be found not infringed, invalid or unenforceable, or otherwise be successfully challenged. Also, any patent we have currently or that is issued to us may not provide us with any competitive advantages. We may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit or prevent our ability to do business. Some of our acquired patent rights are subject to reversion if certain payments are not made (see below regarding the acquisition of substantially all of BrightStreet.com’s assets including patent rights for further details).

We have filed intent to use U.S. trademark applications for BrightStreet and BrightStreet.com. We have also filed two applications for registration of the trademark MAESTRO. One of the applications is undergoing pre-publication review prior to being republished. The other application was opposed by MasterCard International. We have negotiated a settlement with MasterCard International relating to the opposition proceeding it filed against that application. In accordance with the settlement terms, we have filed proposed amendments to the description of services in the application and are waiting for the U.S. Trademark Office to start the pre-publication review. Through our acquisition of substantially all of the assets of Consumer Review, Inc., we obtained several additional registered U.S. trademarks, including but not limited to Car Review, MTB Review, PC Photo Review, Golf Review, Garden Review, Computing Review, Videogame Review and Photography Review. We currently own several additional U.S. registered trademarks related to the ConsumerREVIEW.com business line, and we also claim rights in a number of additional tradenames associated with our business activities.

We hold rights to various web domain names including E-centives.com, BrightStreet.com, ConsumerREVIEW.com and Collabrys.com, as well as several other review-related domains. Regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to or diminish the value of our trademarks and other proprietary rights.

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

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. In fact, in 2000, we settled litigation with one of our competitors regarding our intellectual property (see Item 3—“Legal Proceedings” for further details). It is possible that in the future, other third parties may claim that our current or potential future products infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, require us to enter into royalty or licensing agreements or subject us to an injunction. These agreements, if required, may not be available on terms acceptable to us or at all, which could materially adversely affect our business, financial condition, results of operations and cash flow. We have filed a patent infringement action against Coupons, Inc., pending in the United States District Court for District of Maryland and Consumer Networks, LLC in the United States District Court for the Southern District of California. Other patent infringement enforcement actions may be necessary to protect our intellectual property. See Item 3—“Legal Proceedings” for further details.

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

Employees

As of December 31, 2004, we employed a total of 42 employees, all of whom are full-time and based in the United States. None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our relationship with our employees is good.

Risk Factors

We caution you that our performance is subject to risks and uncertainties. There are a variety of important factors like those that follow that may cause our future business, financial conditions, results of operations and cash flow to differ materially and/or adversely from those projected in any of our forward-looking statements made in this Annual Report on Form 10-KSB or otherwise. The following risk factors and other information in this Annual Report on Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and cash flow.

Risks Related to Our Business

We have incurred net losses since inception, expect to incur continuing losses and may never become profitable.

To date, we have not been profitable. As of December 31, 2004, we had an accumulated deficit of approximately $139.9 million. We incurred net losses in 2004, 2003, and 2002 of $10.3 million, $12.3 million and $17.1 million, respectively. We may continue to incur losses and may never become profitable. If we cannot achieve operating profitability or positive cash flows from our operating activities, we may be unable to secure additional funding, our stock price may decline and we may be unable to continue our operations.

Our future results and the demand for our services are uncertain, and we will not become profitable if our services do not achieve market acceptance.

We were incorporated in August 1996 and launched our online direct marketing system in November 1998. We did not charge for our services and did not begin to generate revenues until the third quarter of 1999. Since then, we have discontinued offering certain services and have started offering additional services, some through acquisitions and others through the launching of internally developed services. Since some of our services are new, our future results are uncertain and our historical results may not be representative of our future results. If our products and services do not achieve market acceptance, our business will not become profitable.

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

Approximately 22%, 45% and 62% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively, was derived from one of our Interactive Database Marketing Division customers, Reckitt Benckiser. Our contract with this customer expires on December 31, 2005. While this customer has renewed its contract for the past three years, there can be no assurance that it will renew again. The loss of this client could be a material adverse effect on our business, financial condition, results of operations and cash flow.

If we are unable to obtain financing to fund our business we may be forced to cease operations.

We believe that future revenues and cash from our existing financing sources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2006. This forecast is based on our plan to use the funds from the financing commitment described below. Our existing credit arrangement is with Friedli Corporate Finance, Inc. and InVenture, Inc., two entities controlled by our principal stockholder and director, Peter Friedli, and is structured in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. As of February 28, 2005, we had borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. Friedli Corporate Finance also has provided us a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate, of which $12 million was in the form of the two $6 million convertible promissory notes. If Friedli Corporate Finance is unable to fulfill its financing commitment to us or we are not offered financing on acceptable terms and conditions, we may not be able to replace such committed funds on acceptable terms or at all. We are presently in discussions with Friedli Corporate Finance for a preferred stock financing which would consist of an offering of shares of a newly created series of preferred stock designated Series C preferred stock. See “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity and Capital Resources” for a description of some of the material terms of the Series C preferred stock. However, the aggregate dollar size and other material terms and conditions of this preferred stock financing have not been finalized as of the date of this Form 10-KSB and there can be no assurance that we will be able to consummate this proposed financing on acceptable terms or at all.

If future revenues in 2006 are insufficient to cover our operating costs we will need to secure additional financing to continue operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our future expansion or to make acquisitions. Numerous companies engaged in the provision of goods or services online have encountered significant difficulty obtaining funding from the public capital markets as well as through private transactions. If we do not receive the proceeds from the financing commitment or need to obtain addition funding as discussed above, we may not be able to obtain replacement or additional financing on acceptable terms or at all. In such event, we would not be able to continue our operations, which could result in the full loss of your investment in us. In addition, even if we were able to raise additional capital through the issuance of equity securities or debt securities convertible into equity, the common stock interest of investors holding shares prior to such issuance would likely be substantially diluted. It is likely we may raise any necessary additional capital through the issuance of preferred stock, with rights superior to those of the common stock purchased by investors prior to such issuance.

We may not be able to compete successfully against current and future competitors.

We generally compete with companies for the budgets that companies allocate to marketing. We expect competition to continue to increase as a result of such factors as:

•	market acceptance of existing, or development, introduction of new or enhanced, services by our competitors;

•	changes in pricing policies of our competitors; and

•	entry of new competitors in the market;

The market to provide our Interactive Database Marketing solutions is intensely competitive and rapidly changing. We compete for marketing budgets with many companies in several fields, such as vendors that provide:

•	marketing technologies and services;

•	e-mail marketing solutions;

•	coupon and promotions programs;

•	database marketing solutions; and

•	interactive advertising agencies.

We believe the market for our ConsumerREVIEW.com division to also be rapidly evolving and competitive. In this area, some of our current and potential competitors include:

•	other providers of product reviews;

•	publishers of content and information on special interest product categories;

•	shopping comparison or price search web sites; and

•	providers of community forums, message boards and photo galleries.

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

Our ability to successfully compete depends on many factors.

Factors over which we have some level of control include:

•	ability to enter into relationships with marketers;

•	ability to provide simple, cost-effective and reliable solutions;

•	timely development and marketing of new services; and

•	ability to manage rapidly changing technologies, frequent new service introductions and evolving industry standards.

Factors outside our control include:

•	ability to enforce our intellectual property portfolio;

•	development, introduction and market acceptance of new or enhanced services by our competitors;

•	changes in pricing policies of our competitors;

•	entry of new competitors in the market; and

•	ability of marketers to provide simple, cost-effective and reliable promotions.

The failure to compete successfully would impair our ability to generate revenues and become profitable.

Our E-centives brand may not achieve the level of recognition necessary to attract additional clients, and building recognition of the E-centives brand may require us to expend funds on marketing, either of which could materially adversely affect our business, financial condition, results of operations and cash flow.

To be successful, we must continue to build and increase market recognition of our corporate brand because our market is competitive, with low barriers to entry. We do not advertise to attract visitors to our website, but rather are attempting to build a brand that businesses identify with online marketing. We believe that the recognition of the E-centives brand is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers’ attention increases. Building recognition of the E-centives brand may require us to expend funds on marketing. The outcome of our marketing efforts is hard to predict. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract marketing clients could be harmed which would cause a materially adverse affect on our business, financial condition, results of operations and cash flow.

Our ConsumerReview brand, and the brands of our respective web sites, may not achieve the level of recognition necessary to attract additional clients and consumers, and building recognition of such brands may require us to expend funds on marketing, either of which could materially adversely affect our business, financial condition, results of operations and cash flow.

To be successful, we also must continue to build and increase market recognition of the brands within our ConsumerReview network of sites. We believe that the recognition of these brands is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers’ and consumers’ attention increases. Building recognition of the ConsumerReview brands may require us to expend significant funds on marketing. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract consumers and marketing clients could be harmed which would cause a materially adverse affect on our business, financial condition, results of operations and cash flow.

Our network infrastructure, computing systems or software may fail or be compromised or damaged, which could harm our reputation, as well as materially adversely affect our business, financial condition, results of operations and cash flow.

The performance of our hardware and software is critical to our business. System failures that cause an interruption in service or a decrease in responsiveness of our transaction processing or data storage capabilities could impair our reputation and the attractiveness of our products and services. We have experienced periodic system interruptions, which may occur from time to time in the future. All such disruptions were caused by errors in our software code that were all subsequently corrected and did not result in a material disruption to our business. Any significant increase in the frequency or severity of future disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

SAVVIS hosts our systems and provides us with communications links. The delivery of our services is substantially dependent on our ability and the ability of the provider to protect our computer hardware and network infrastructure against damage from, among other things:

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

Our system capacity needs are untested and our failure to handle the growth of our database may materially adversely affect our business, financial condition, results of operations and cash flow or require us to expend substantial capital.

The capacity of our system has not been tested and we do not yet know the ability of our system to manage substantially larger amounts of users and related activity or data. A substantial increase in the number of users and a corresponding increase in the number of data records could strain our servers and storage capacity, which could lead to slower response time or system failures. We may not be able to handle our expected user and transaction levels while maintaining satisfactory performance. System failures or slowdowns adversely affect the speed and responsiveness of our transaction processing. These would have a negative impact on the experience for our clients’ users and our sites’ users, and reduce our system’s effectiveness. Such an increase could require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data, and could materially adversely affect our business, financial condition, results of operations and cash flow. We believe that on average, our various systems’ hardware, at peak traffic levels, run at approximately 10-50% of capacity. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

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

For certain parts of our business, we collect consumer demographic and purchase preference information from users and also collect certain data, such as data regarding the e-mails viewed or offers clicked-on by such users. Privacy concerns may cause users to resist signing up for our system, providing personal information and allowing us to monitor their usage. If users were to reduce the information voluntarily supplied or block access to their data, our ability to improve our database of user information and the value of our service would diminish.

Privacy laws may be enacted or applied to us, which could restrict our ability to disclose consumer data to third parties, which could materially adversely affect our business, financial condition, results of operations and cash flow.

For certain parts of our business we currently report consumer information to our clients about their users. Our clients receive detailed and specific information about the activities of their users for purposes of targeting marketing messages or promotions to subscribers with certain demographic or purchase preference criteria. Growing concern about privacy and the collection, distribution and use of personal information, even in the aggregate, may lead to the enactment and application of federal or state laws or regulations that would restrict our ability to provide user data to third parties. In addition, several states have proposed legislation that would limit the uses of user information gathered online. Consequently, any future regulation that would restrict our ability to provide information regarding users would have a materially adverse impact on our business, financial condition, results of operations and cash flow by restricting our methods of operation or imposing additional costs.

If we are not successful in protecting our intellectual property, our business will suffer.

We depend heavily on technology to operate our business. Our success depends on protecting and enforcing our intellectual property, which is one of our most important assets. We have developed and acquired various proprietary technologies.

Our means of protecting our intellectual property may not be adequate. Unauthorized parties may attempt to copy aspects of our service or to obtain and use information that we regard as proprietary. It is also possible that our patents or any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. If any of our current or future patents are successfully challenged by a third party, we could be deprived of our right to prevent others from using the methods covered by such patents. In addition, competitors may be able to devise methods of competing with our business that are not covered by our patents or other intellectual property. Although Internet users can access our service over the Internet from anywhere in the world, we currently only provide our services from the U.S. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. Our competitors may independently develop similar technology, duplicate our technology or design around any patents that we may obtain or our other intellectual property. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be materially adversely affected.

If we infringe upon the intellectual property rights of others, our business, financial condition, results of operations and cash flow could be materially adversely affected.

There has been a substantial amount of litigation in the software and Internet industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future technologies infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management resources, require us to enter into royalty or licensing agreements or subject us to an injunction. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our ability to operate our business and our financial condition may suffer. For more information on pending intellectual property litigation, see Item 3—“Legal Proceedings” for further details.

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

Our business may be affected by seasonal fluctuations in marketing spending and Internet use, which could cause our stock price to fluctuate widely and/or materially adversely affect our business, financial operations, financial results and cash flow.

We expect seasonal fluctuations will affect our ConsumerREVIEW.com division. We believe that marketing spending is generally highest in the fourth quarter of each calendar year due to increased consumer spending during the holiday period, and lowest during the summer months of the third quarter. Because the market for Internet marketing services is emerging, we cannot be certain of these seasonal patterns and additional patterns may develop in the future as the market matures. This could cause our operating results and stock price to fluctuate widely and/or materially adversely affect our business, financial operations, financial results and cash flow.

If we do not manage our growth, our business, financial condition, results of operations and cash flow could be materially adversely affected.

We may not be successful in managing our growth. We have gone from 60 employees at June 30, 1999 to 153 employees at December 31, 2001 to 42 employees at December 31, 2004. Past growth has placed, and future growth will continue to place, a significant strain on our management and resources, related to the successful integration of personnel.

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

Our success depends in large part on the contributions of Mehrdad Akhavan, our Chief Executive Officer, and certain other key executives, whose understanding of our services, strategy and relationships would be extremely difficult to duplicate from outside our company. The loss of the services of any of such key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flow. On June 17, 2004, our co-founder Kamran Amjadi resigned as our Chairman and Chief Executive Officer. On June 22, 2004, Mr. Akhavan, our co-founder and previously our President and Chief Operating Officer, succeeded Mr. Amjadi as Chief Executive Officer, and Mr. Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. David Samuels resigned as our Senior Vice President, Chief Financial Officer and Treasurer, effective as of May 14, 2004, by mutual agreement. Tracy Slavin (previously our Controller and Senior Director of Accounting) was appointed as Chief Financial Officer, effective as of June 22, 2004.

If we are unable to attract and retain highly skilled employees, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees, particularly additional technical, sales and marketing personnel. We face competition in hiring and retaining personnel from a number of sectors, including technology and Internet companies, government contractors and traditional businesses. Many of these companies have greater financial resources than we have to attract and retain qualified personnel. We have occasionally encountered and expect to continue to encounter difficulties in hiring and retaining highly skilled employees. We may be unable to retain our highly skilled employees or identify, attract, assimilate or retain other highly qualified employees in the future, which may in turn materially adversely affect our business, financial operations, financial results and cash flow.

We have stock-based compensation expense relating to stock option grants, which will decrease earnings over, at least, the next three years.

Stock-based compensation represents an expense associated with the recognition of the difference between the fair market value of common stock at the time of an option grant and the option exercise price. Stock compensation is amortized over the vesting period of the options, generally four years. For the year ended December 31, 2004, the charge relating to stock option grants was approximately $449,000. We estimate the charge relating to stock option grants will be $202,000, $153,000 and $88,000 in 2005, 2006 and 2007, respectively. These charges will dilute earnings for those years and may have a negative impact on our stock price.

Risks Related to Our Industry

The demand for Internet direct marketing services is uncertain.

The market for online direct marketing has only recently begun to develop. Many businesses have little or no experience using the Internet for direct marketing and promotion. As a result, many businesses have allocated only a limited portion of their marketing budgets to online marketing. In addition, companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. We cannot predict the amount of marketing spending on the Internet in general, or demand for our targeted direct marketing services in particular. The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect.

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

New regulation of, and uncertainties regarding the application of existing laws and regulations to, online direct marketing and the Internet could prohibit, limit or increase the cost of our business.

New laws or regulations applicable to online direct marketing, e-mail marketing or the Internet, or the application of existing laws and regulations to online direct marketing, e-mail marketing or the Internet, could negatively impact our business. Due to the increasing popularity and use of the Internet, as well as increase in e-mail marketing, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the Internet or online direct marketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase the cost of our doing business.

Additional Risks Related to Ownership of Our Common Stock

We are, and will continue to be, controlled by our board members, who may approve corporate actions with which you may disagree.

We are, and will continue to be, controlled by our board members, who may approve corporate actions with which you may disagree. As of December 31, 2004, our Board of Directors owned directly or indirectly approximately 48.1% of our outstanding common stock. To the extent that these stockholders exercise their voting rights in concert, they may to be able to control most matters requiring stockholder approval, such as electing a majority of the directors and approving significant corporate matters, including a merger or sale of the business. The interest of these stockholders may at times conflict with the interests of our other stockholders.

Although our common stock is listed on the SWX Swiss Exchange, it is thinly traded. The market price of our common stock, like the market prices of stocks of other Internet-related companies, may fluctuate widely and rapidly.

For the most part, trading volume in our common stock has been low. Although our common stock has been listed on the SWX Swiss Exchange since October 3, 2000, there is no assurance that more trading activity in the common stock will develop.

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

The listing of our shares on the SWX Swiss Exchange may limit our ability to raise capital and could limit our ability to do acquisitions with our stock.

We are the first U.S. company to list solely on the SWX Swiss Exchange. We are not listed on any U.S. exchange. Because we are the first U.S. company to do this, we are uncertain what effect, if any, our listing solely on the SWX Swiss Exchange will have upon our ability to raise additional financing in the U.S. capital markets. If the listing of our shares solely on the SWX Swiss Exchange is received by investors with uncertainty, the listing may discourage potential investors and could hinder our ability to raise necessary financing on acceptable terms. In addition, the fact that our shares are not listed on any U.S. exchange may make acquisitions using our stock more difficult or more costly due to concerns about or unfamiliarity with the listing on the SWX Exchange.

Our stockholders have experienced substantial dilution in their equity ownership and voting power over the last several years and may experience further dilution in the future.

Over the last several years, our stockholders have experienced substantial dilution of their percentage of equity ownership interest and voting power in our company due to the issuance of convertible securities issued in connection with various financings and acquisitions. Our stockholders may experience further dilution based on the conversion or exercise of our outstanding convertible preferred stock, convertible promissory notes, options and warrants. We may continue to raise additional financing or to pay for acquisitions from time to time through the issuance of equity or debt securities convertible into common stock. For example, we are presently in discussions with Friedli Corporate Finance for a convertible preferred stock financing. In the event of any such issuances, the relative voting power and equity interests of persons who purchased the common stock prior to the time of such issuances would be reduced. Further, a significant amount of shares of common stock sold on the SWX Swiss Exchange after the conversion of such securities could adversely affect the market price for our common stock.

Available Information

Our Internet website address is www.e-centives.com. We make available, free of charge, on or through our website our Annual Reports on Forms 10-KSB and 10-K, Quarterly Reports on Forms 10-QSB and 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website does not for a part of and is not incorporated in this Form 10-KSB.

ITEM 2—DESCRIPTION OF PROPERTY

We do not currently own any real estate. Our headquarters and principal administrative, finance, legal, sales and marketing operations are located in leased office space in Bethesda, Maryland, a suburb of Washington, D.C. This lease, which was renegotiated during 2002, is for approximately 23,500 square feet and expires in September 2005. Our current monthly rent payment under this lease is approximately $72,000. In March 2002, we subleased approximately 10,000 square feet of the office space, with a monthly base rent of approximately $22,000 that increases 4% annually. In addition, in February 2004, we signed another sublease agreement with a monthly base rent of approximately $2,500 that commenced in February 2004 and expires in September 2005.

We also maintain an office in California. Through a lease that expired in November 2004, we had approximately 11,000 square feet in Foster City with monthly rental payments of approximately $20,000. In December 2004, we entered into a 8,000 square foot office space lease in San Mateo with monthly rent payments of approximately $11,000.

ITEM 3—LEGAL PROCEEDINGS

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against us in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract and intentional and negligent misrepresentation. Trifocal initially claimed approximately $126,819 in compensatory money damages, as well as additional unspecified money damages, interest, punitive damages and attorneys’ fees and costs. In December 2003, we removed the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal’s breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Trifocal has since claimed that its damages are over $1 million. Pursuant to local court rules regarding alternative dispute resolution, the parties participated in mediation. Two mediation sessions were held in 2004, but no settlement has been reached by the parties. We deny any liability to Trifocal and plan to vigorously defend the complaint, as well as prosecute our counterclaim.

On or about November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. We are pursuing in this suit claims of direct infringement, induced infringement and joint infringement against Coupons, Inc. Coupons, Inc. has answered our complaint by denying infringement and raised affirmative defenses including non-infringement, invalidity, unenforceability, laches and/or estoppels, defenses under 35 U.S.C. section 273 and other defenses. Coupons, Inc. has withdrawn some of its defenses, including unenforceability and its defenses under 35 U.S.C. section 273. No counter claims were filed against us by Coupons, Inc. Discovery has concluded and the parties filed motions and crossmotions for summary judgment on infringement and invalidity issues. The Court recently denied all of the summary judgment motions. The parties participated in mediation sessions in mid-March 2005. The Court has scheduled a trial to begin in July 2005.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the fiscal year ended December 31, 2004, including no changes in the status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provided for a cross-license between CoolSavings and us for each of the patents in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. In addition, we may have to make payments of up to $700,000 to CoolSavings as follows:

•	$250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and CoolSavings, involving the CoolSavings’ patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that we may be entitled to a license under the CoolSavings’ patent at issue as a result of our acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between CoolSavings and BrightStreet.com regarding the same CoolSavings patent at issue in our settled litigation. CoolSavings previously filed a lawsuit to collect such $250,000 amount, but we understand that it later voluntarily dismissed the lawsuit without prejudice.

•	Up to $450,000 if and to the extent the CoolSavings’ patent in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because, in the opinion of management, the possibility of us having to make this payment continues to remain remote.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 16, 2004 for the purpose of considering and voting upon the following matters:

•	To elect three directors to our Board of Directors for the ensuing year and until their successors are elected.

•	To ratify the designation of BDO Seidman, LLP as our independent certified public accountants.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions as to each of the matters set forth above.

MATTER DESCRIPTION	“FOR” Votes	“AGAINST” Votes	“WITHHELD” Votes	Abstentions
Election of Directors:
Mehrdad Akhavan	42,393,406	—	5,000	—
Peter Friedli	42,393,406	—	5,000	—
Sean Deson	42,393,406	—	5,000	—
Ratify BDO Seidman, LLP as our independent certified public accountants	42,398,406	—	—	—

PART II

ITEM 5—MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	SWISS FRANCS		US DOLLARS		EXCHANGE RATES
PERIOD	HIGH	LOW	HIGH	LOW	HIGH	LOW
2003
Quarter ended March 31, 2003	CHF 0.85	CHF 0.30	$0.61	$0.22	0.71979	0.72296
Quarter ended June 30, 2003	CHF 0.64	CHF 0.32	$0.48	$0.23	0.75470	0.72443
Quarter ended September 30, 2003	CHF 0.98	CHF 0.46	$0.71	$0.34	0.72230	0.74010
Quarter ended December 31, 2003	CHF 1.04	CHF 0.60	$0.79	$0.48	0.76080	0.80100

2004
Quarter ended March 31, 2004	CHF 0.90	CHF 0.61	$0.71	$0.48	0.78340	0.79450
Quarter ended June 30, 2004	CHF 0.79	CHF 0.63	$0.63	$0.50	0.78950	0.80240
Quarter ended September 30, 2004	CHF 0.67	CHF 0.51	$0.54	$0.40	0.81160	0.78410
Quarter ended December 31, 2004	CHF 0.65	CHF 0.45	$0.54	$0.39	0.82850	0.86090

Holders

As of December 31, 2004, there were approximately 85 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see Item 7—“Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” for further details.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Below is information as of December 31, 2004 with respect to compensation plans under which equity securities are authorized for issuance.

	A		B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	7,881,903	(2)	$1.23	13,028,097	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	7,881,903			13,028,097

(1)	Plans approved by stockholders include the Amended and Restated Stock Incentive and Option Plan.
(2)	90,000 options were granted to Peter Friedli, one of our directors, as compensation for a non-employee member of our Board of Directors.

Recent Sale and Issuance of Unregistered Securities

Options

During the year ended December 31, 2004, we granted options to purchase a total of 847,000 shares of common stock under our stock incentive plan to certain of our employees. During that period, 575,337 options were exercised and 2,185,482 options were cancelled due to the forfeiture of options resulting from employees leaving the Company and unearned performance based options.

Convertible Promissory Notes

In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes (as noted below). The aggregate dollar amount of the convertible promissory notes that we issue to third parties through the syndication process will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, will continue to be available to us under the initial $6 million commitment. During March 2004, the credit facility available to us was increased from $6 million to $12 million pursuant to amended notes. During 2004 and 2003 we received an aggregate of $7,050,000 and $3,450,000, respectively, in connection with the issuance of convertible promissory notes. The terms of the notes include, among other things:

•	an 8% interest rate;

•	a maturity date three years from the date of issuance;

•	an automatic conversion feature, whereby the note automatically converts into shares of our common stock at a conversion rate, as defined in the note, on the date when the average trading price on the SWX Swiss Exchange of our common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF;

•	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated us);

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of our assets.

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes outstanding as of December 31, 2004 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.1314 CHF per one U.S. Dollar as of December 31, 2004), the aggregated number of shares issued upon such conversion would be approximately 5,954,000.

Series B Convertible Preferred Stock

In December 2002, in connection with our purchase of substantially all of the assets of Consumer Review, Inc., we issued 400,000 shares of our Series B convertible preferred stock as part of the consideration for the acquisition. Upon the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a defined schedule. Based upon the revenue generated by the ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock has been adjusted to 8 to 1.

ITEM 6—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our financial statements and the notes to those financial statements elsewhere in this Annual Report on Form 10-KSB beginning on page F-1. In addition to historical information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with our expansion plans and other factors.

Overview

We provide customer acquisition and retention solutions for companies that do business with millions of Internet users every day. We currently derive our revenues from two operating segments: the Interactive Database Marketing division and the ConsumerREVIEW.com division.

•	Our Interactive Database Marketing division offers a suite of digital marketing technologies and services, including e-mail marketing system, Internet coupon system, data warehousing system, online reporting system, strategic consulting and program management, user experience design and development, and analytics and data mining. Through a hosted technology infrastructure, this division provides solutions for relationship marketing, including creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives, as well as data management and tracking of individual consumer’s responses to such activities.

•	Our ConsumerREVIEW.com division manages web communities around common product interests, and provides on-line advertising and e-commerce services through its network of web communities. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. We focus on creating an online environment that fosters communication and consumer-generated reviews of products, by providing an interface to a large database of product information, forums, and other useful content.

We launched our online direct marketing service in November 1998 by delivering e-centives (promotions including such items as digital coupons, sales notices, free shipping offers, minimum purchase discounts and repeat purchase incentives) through our Promotions Network (subsequently called Perform Network). In March 2001, we acquired the Commerce Division of Inktomi Corporation and began offering our commerce products and services. In 2001, we also started producing revenue from our e-mail marketing technology and services. Through the acquisition of BrightStreet.com in December 2001 we started providing technology for enabling online promotional offerings such as Internet print-at-home coupons. During 2002 we suspended offerings of the Commerce Division and the PerformOne Network. With the acquisition of substantially all of the assets of Consumer Review, Inc., in December 2002, we began providing online advertising and e-commerce services from the ConsumerREVIEW.com division. During the second quarter of 2004, we increased our interactive database marketing technologies and services through the acquisition of substantially all the assets of Collabrys.

To date we have not been profitable, incurring net losses of $10.8 million, $12.3 million and $17.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. These have included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

We believe that as more consumers use the Internet and as the economy continues to recover, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs. According to Forrester Research, the interest of marketers in direct, digital marketing will push online marketing spending to $15.6 billion by 2008.

During 2004, we expanded our list of clients and continued to focus on further building our products and services through internal development and corporate acquisition. We gained additional new clients through our internal sales force, and expanded our relationship with existing clients through the provision of additional products and services. We have recently renewed agreements with key clients, including with Reckitt Benckiser whose renewal also included the addition of a new division and expansion of the solutions we provide to them.

We have recently revamped and expanded the sales force of our Interactive Database Marketing division, and have hired new sales personnel whose background and experience we believe are better suited to positively impact revenues. We have also revamped and expanded our client services and service delivery personnel in order to improve operational efficiencies and enhance our strategic capabilities. We believe these changes will enable us to acquire new clients and to better focus on increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them. Our ConsumerREVIEW.com division also plans to focus on enhancing the user experience on its sites, growing traffic to its various sites and increasing business with its existing clients and expanding its number of advertiser clients.

The acquisition of substantially all of the assets of Collabrys in 2004 also enabled us to increase our client base and provide services to companies in the consumer products, healthcare and financial services industries. We plan to continue to evaluate corporate acquisitions or other strategic arrangements that could enable us to increase our revenues, expand our list of clients or add to our products and services.

We believe that the combination of expense reduction and control measures, new sales and client services resources and the pursuit of additional acquisitions, would enable us to achieve profitability, although there can be no assurances as to the timing or effectiveness of any such efforts. We are continuing to work with Friedli Corporate Finance to agree upon terms and conditions for additional financing. If future revenues are insufficient to cover our operating costs, or if we do not receive the proceeds from the financing commitments or obtain addition funding as discussed above, we may not be able to obtain replacement or additional financing on acceptable terms or at all. In such event, we would not be able to continue our operations, which could result in the full loss of your investment in us. (See “Liquidity and Capital Resources” below for further details.)

Acquisitions

BrightStreet.com

On December 3, 2001, we acquired substantially all of BrightStreet.com’s assets and certain of its liabilities. We acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of our common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of our common stock and about $369,000 in acquisition costs. In conjunction with the Agreement, we entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to us all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided we make a certain payment to BrightStreet.com by December 3, 2005 (the

“Payment”). If we make the Payment by that date, we shall own all rights title and interest in and to the Patents, subject to the Pre-existing Rights. Until the Payment is made, we have, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents. Until we take formal title to the Patents, we may not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event we do not make the Payment by December 3, 2005, we shall retain a license to the Patents, but the license shall convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee. In exchange for the rights granted under the Assignment, beginning December 2002, we have been obligated to pay BrightStreet.com 10% of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the Patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, as defined by the Agreement, at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. As of December 31, 2004, we have recorded approximately $2.1 million in transaction compensation. Additionally, we have the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid.

With the acquisition of substantially all of BrightStreet.com’s assets, we started offering online promotions technology and infrastructure that is used for powering a variety of promotional offerings, including coupons, rebates, sales circulars, surveys, trial offers and loyalty programs. This system designs, deploys, and manages promotions and tracks individual consumer response to offers for manufacturers, retailers, and websites. It also enables businesses to gain insights about their consumer preferences and motivations, and enhance consumer relationships with rich data modeling and sophisticated targeting. Revenue consists of fees from the sale of licenses and related services.

ConsumerREVIEW.com

On December 4, 2002, we acquired substantially all of Consumer Review, Inc.’s assets and certain of its liabilities through an Asset Purchase Agreement. The cost of the acquisition was approximately $2.6 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $216,000 in acquisition costs. Following the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a defined schedule. Based upon the revenue generated by our ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock has been adjusted to 8 to 1.

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

Collabrys

On June 29, 2004, we acquired substantially all of the assets of Collabrys, Inc. The assets acquired primarily consisted of hardware, software, furniture and customer list, none of which are considered significant. Collabrys was acquired for $15,000 in cash at closing, plus future royalty payments as defined in the Agreement. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the acquisition date. We do not expect the royalty payments to be significant and are therefore expensing the royalty as it is incurred.

The Collabrys system provides interactive marketing technologies and services to enable customer acquisition and retention. Similar to our e-mail marketing technology, this system enables businesses to cost-effectively conduct e-marketing without having to acquire or develop their own e-mail infrastructure and manage the process. This solution consists of list management and hosting, strategy and creative services, e-mail delivery and management, as well as tracking and reporting services. In addition, the system enables a streamlined solution to source content from third party publishers, content providers and creators, as well as to facilitate the content selection, approval, management and e-publication process through Web-based tools.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003:

Revenue. Revenue decreased by $673,000 to $5,386,000 for the year ended December 31, 2004, compared to $6,059,000 for the year ended December 31, 2003. The Interactive Database Marketing division’s revenue of $3.0 million was lower by $420,000 when compared to the prior year. Although we had more customers for our Interactive Database Marketing division during 2004, revenue decreased as a result of the reduced service fee for the Reckitt Benckiser renewal agreement. The ConsumerREVIEW.com division’s revenue of $2.4 million was lower by $244,000 primarily due to lower e-commerce related revenue. To increase our future revenue, we intend to focus on increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them, as well as acquiring new clients.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, content costs, network and hosting charges. For the year ended December 31, 2004, the cost of revenue of $2,865,000 was $1,000 lower than the $2,866,000 for the year ended December 31, 2003. Although network and hosting charges and depreciation was lower, personnel related costs were higher.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expenses decreased by $1,160,000 to $1,359,000 for the year ended December 31, 2004, compared to $2,519,000 for the year ended December 31, 2003. The reduction in cost can primarily be attributed to the reduction in staff. We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. For the year ended December 31, 2004, general and administrative expenses increased by $560,000 to $8,192,000 when compared to $7,632,000 for the year ended December 31, 2003. This increase can be attributed to higher legal fees associated with our patent infringement action (see Item 3—“Legal Proceedings” for further details) as well as higher legal and accounting fees associated with the independent investigation (see Item 8A—“Controls and Procedures” for further details).

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses of $1,591,000 for the year ended December 31, 2004 were lower by $721,000, a decrease from $2,312,000 over the year ended December 31, 2003. This decrease can primarily be attributed to the reduction in personnel associated with marketing efforts.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expenses decreased by $2,159,000 to $449,000 for the year ended December 31, 2004, compared to $2,608,000 for the year ended December 31, 2003. This decrease was primarily attributable to the 7.9 million options issued during the fourth quarter of 2003, at a price below the fair value of our common stock on the measurement date. We estimate the future stock option grant charges of $202,000 and $153,000 for 2005 and 2006, respectively.

Interest Expense. Interest expense of $1,732,000 for the year ended December 31, 2004 was $1,253,000 higher than interest expense for the year ended December 31, 2003, primarily due to the interest related to the convertible promissory notes, as well as amortization of deferred financing fees associated with the convertible promissory notes. During 2004 and 2003 we received an aggregate of $7,050,000 and $3,450,000, respectively, in connection with the issuance of convertible promissory notes.

Net Loss. Net loss decreased by $1.5 million to $10.8 million for the year ended December 31, 2004, compared to $12.3 million for the year ended December 31, 2003. This is the combined effect of lower revenue of $673,000, decreased operating costs of $3.5 million and higher interest expense of $1.3 million.

Liquidity and Capital Resources

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX Swiss Exchange. Through these financing activities, we raised net proceeds of approximately $82.5 million. In late 2001, we closed a rights offering in which we received approximately $12.6 million in net proceeds during 2001, and the remaining net proceeds of $9.6 million received during the second quarter of 2002.

In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through the syndication process will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, will continue to be available to us under the initial $6 million commitment. Through December 31, 2004 we received an aggregate of $10,500,000 in connection with the issuance of convertible promissory notes.

On December 31, 2004, we held $303,000 in cash and cash equivalents. In addition, we had restricted cash of $70,000 in the form of a certificate of deposit. The certificate of deposit serves as collateral for letter of credit commitments to secure our lease payment obligations for our Bethesda, Maryland office.

Cash used in operating activities for the year ended December 31, 2004 was $6.1 million, an increase of $1 million over the $5.1 million for the year ended December 31, 2003. The increase primarily reflects the increase in net loss adjusted for non-cash operating expenses of $7.6 million and $6.3 million, respectively, for each year.

Investing activities for the year ended December 31, 2004 used $59,000, while investing activities for the year ended December 31, 2003 provided $195,000 in cash. Cash used in investing activities for the year ended December 31, 2004 included $27,000 outflow for the purchase of property and equipment, $63,000 in transaction compensation for the patent related to the BrightStreet.com, $11,000 security deposit for the San Mateo office lease, $15,000 for the purchase of substantially all of the assets of Collabrys, Inc, as well as a decrease in restricted cash of $57,000 due to the return of security deposit associated with the Foster City office lease. Cash provided by investing activities for the year ended December 31, 2003 included a decrease in restricted cash of

$618,000 due to the reduction of the security deposit required for the Maryland office, as well as the reduction in the letter of credit commitment related to our D&O insurance policy. Activity for 2003 also reflected the transaction compensation for the Patent related to the BrightStreet.com acquisition of $411,000.

For the year ended December 31, 2004, net cash provided by financing activities of $6.2 million reflects the $7.1 million in funding associated with issuance of convertible promissory notes, $76,000 from the conversion of warrants, $16,000 from the exercise of options, offset by $705,000 in debt issuance costs and $244,000 in payments for capital lease obligations. The net cash provided by financing activities of $2.8 million, for the year ended December 31, 2003, primarily reflects the $3.5 million in funding associated with issuance of nine convertible promissory notes and $41,000 in proceeds from the exercise of stock options, offset by $360,000 in debt issuance costs and $286,000 in payments for capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing sources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2006. This forecast is based on our plan to use the funds from the financing commitment described below. Our existing credit arrangement is with Friedli Corporate Finance, Inc. and InVenture, Inc., two entities controlled by our principal stockholder and director, Peter Friedli, and is structured in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. As of February 28, 2005, we had borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. Friedli Corporate Finance also has provided us a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate, of which $12 million was in the form of the two $6 million convertible promissory notes. If Friedli Corporate Finance is unable to fulfill its financing commitment to us or we are not offered financing on acceptable terms and conditions, we may not be able to replace such committed funds on acceptable terms or at all. We are presently in discussions with Friedli Corporate Finance for a preferred stock financing which would consist of an offering of shares of a newly created series of preferred stock designated Series C preferred stock. The Series C preferred stock will have an 8% cumulative dividend feature and will be convertible into 10 shares of our common stock. The issue price for each share of Series C preferred stock is expected to be $4.00 per share. The Series C preferred stock will have a liquidation feature providing for a payment of 2 times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. However, the aggregate dollar size and other material terms and conditions of this preferred stock financing have not been finalized as of the date of this Form 10-KSB and there can be no assurance that we will be able to consummate this proposed financing on acceptable terms or at all.

In connection with this financing, three of our existing convertible noteholders have agreed to exchange their existing convertible promissory notes for shares of the newly created Series C preferred stock. The exchanges are expected to occur even if the proposed preferred stock financing is not consummated. See “Item 12—Certain Relationships and Related Transactions” for additional details. If future revenues are insufficient to cover our operating costs, we will need to secure additional funds to continue operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our future expansion or to make acquisitions. We cannot be certain that additional financing will be available to us on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations. See “Risk Factors—If we are unable to obtain financing to fund our business we may be forced to cease operations.”

Critical Accounting Policies

E-centives financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 of the Notes to the Financial Statements, which notes begin on page F-8.

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

Estimates are used in accounting for, among other things, allowances for uncollectible receivables, recoverability of long-lived assets, intangible assets, and investments, depreciation and amortization, goodwill, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statement in the period they are determined to be necessary.

Our critical accounting policies are as follows:

Revenue Recognition

Interactive Database Marketing Division

The Interactive Database Marketing division, which represented 55% and 56% of our revenue for the years ended December 31, 2004 and 2003, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, we recognize the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. Our only client with a performance-based incentive fee contributed no such revenue for the year ended December 31, 2004, while for the years ended December 31, 2003 there was $319,000 in such revenue. The original agreement (which ended in October 2002) and the first renewal agreement (which ended in October 2003) included performance-based incentive fees, while the second renewal agreements (which ended in December 2004) did not contain a performance-based incentive fee component.

For the year ended December 31, 2004, one of our Interactive Database Marketing division customers, Reckitt Benckiser, contributed $1.2 million, or 22% of our total revenue. This customer’s original agreement expired in October 2002 and the customer subsequently entered into three renewal agreements, with the most recent one expiring on December 31, 2005.

ConsumerREVIEW.com Division

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 45% and 44% of our total revenue for years ended December 31, 2004 and 2003, respectively.

Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of approximately $30,000 and $44,000 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, our accounts receivable balance was approximately $1.4 million, net of allowance for doubtful accounts of approximately $64,000.

Impairment of long-lived and amortizable intangible assets

We perform an on-going analysis of the recoverability of our long-lived and amortizable intangible assets and, for the year ended December 31, 2004, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived and amortizable intangible assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment. However, such impairment conditions considered are the ability to maintain financial performance objectives, access to new markets and customers, overall market conditions, as well as the value of new contracts. We recorded no impairment charges during 2004 and 2003.

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

Impairment of Goodwill and intangible assets with indefinite useful lives

We adopted the provisions of FAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested, at least annually, for impairment. We continually evaluate whether events and circumstances that have occurred that indicate that the remaining value of any goodwill and/or intangible assets with indefinite useful lives may not be recoverable. At December 31, 2004, we had no goodwill or intangible assets with indefinite useful lives.

Contractual Obligations and Commercial Commitments

As of December 31, 2004, our contractual obligations and commercial commitments, which consist of future minimum lease payments under non-cancelable leases and long-term debt, are as follows:

Contractual Obligations	less than 1 year	1-3 years	after 3 years	total
capital lease obligations (1)	$124,723	$5,286	$—	$130,009
operating lease obligations	734,617	156,000	—	890,617
long-term debt (2)	—	16,170,000	—	16,170,000

total	$859,340	$16,331,286	$—	$17,190,626

(1)	Includes approximately $2,100 in interest.
(2)	Includes approximately $2,520,000 in interest and $3,150,000 in final payment fees.

Lease Obligations

We are obligated under several non-cancelable capital leases for certain computer and office equipment that expire by early 2006. Payments under capital leases were approximately $244,000 and $286,000 for the years ended December 31, 2004 and 2003, respectively. In addition, we are obligated under non-cancelable operating leases for office space in Maryland and California, which expire in September 2005 and in December 2006, respectively. Rent expense under operating leases was approximately $744,000 and $829,000 for the years ended December 31, 2004 and 2003, respectively.

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

Long-Term Debt

In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes (as noted below). The aggregate dollar amount of the convertible promissory notes that we issue to third parties through the syndication process will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, will continue to be available to us under the initial $6 million commitment. During March 2004, the credit facility available to us was increased from $6 million to $12 million pursuant to amended notes. Through December 31, 2004 we received an aggregate of $10,500,000 in connection with the issuance of convertible promissory notes. The terms of the notes include, among other things:

•	an 8% interest rate;

•	a maturity date three years from the date of issuance;

•	an automatic conversion feature, whereby the note automatically converts into shares of our common stock at a conversion rate, as defined in the note, on the date when the average trading price on the SWX Swiss Exchange of our common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF;

•	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated us);

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of the our assets.

At December 31, 2004, we had accrued interest of approximately $608,000, which is due within one year, and we had accrued final payment charges of approximately $814,000, which is due at the time the corresponding convertible promissory note’s principal payment is made.

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

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recent New Accounting Pronouncements

In December 2004, the FASB issued FAS 123(R), Share-Based Payments. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, we intend to adopt FAS 123(R) in the first quarter of 2006. The ultimate impact of adopting FAS 123(R) is not yet known.

ITEM 7—FINANCIAL STATEMENTS

Our financial statements are set forth starting on page F-1 of this annual report.

ITEM 8—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In July 2004, with the approval of the Board of Directors, we decided to no longer engage KPMG LLP (“KPMG”) as our independent accountants and on September 27, 2004 the Board of Directors engaged BDO Seidman, LLP as our independent accountants. KPMG’s audit reports on our consolidated financial statements as of and for each of the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG’s report on our consolidated financial statements as of and for the years ended December 31, 2003 and 2002, contained a separate paragraph stating that the “Company is dependent upon its principal shareholder for continued funding”. KPMG’s report on our consolidated financial statements as of and for the years ended December 31, 2003 and 2002, also contained a separate paragraph stating that “effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets.”

The change in our independent auditors was previously reported, along with all required disclosures, on Form 8-Ks filed on October 1, 2004 and July 22, 2004.

ITEM 8A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Exchange Act) as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as noted below, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner.

Limitations on the Effectiveness of Controls

A control system is subject to inherent limitations and, as a result, can provide only reasonable, not absolute, assurance that the system’s objectives will be achieved. In the first instance, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, decision-making in connection with system design or operation can be faulty, and breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the acts of single individuals, by collusion of two or more individuals, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In light of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

In a Form 8-K filed with the SEC on May 13, 2004, we disclosed that, in connection with finalizing our Annual Report, we had encountered a recent non-financial representation by a senior Company official that we deemed to be inaccurate. Our Board of Directors determined that it was appropriate to undertake an independent investigation to review this and other matters. Our Board of Directors established a separate Committee of the Board to lead the investigation, with Sean Deson (a non-management director) serving as Chairman of the Committee. The Committee retained an independent law firm, which then conducted the investigation and looked into various matters, including the following:

•	the adequacy of Company procedures regarding the issuance of press releases, including a possible misstatement in a certain press release issued by the Company,

•	corporate governance and Board independence issues, including the adequacy of the Company’s internal controls governing employee and officer conduct, and

•	the accuracy and completeness of financial disclosures, including those related to certain expense reversals or accruals.

In connection with its investigation, the independent law firm reviewed a significant number of Company documents and records, and interviewed numerous individuals with relevant knowledge of the matters at hand. As of the conclusion of the investigation, all matters reviewed had no material impact to our current or previously reported financial results or disclosures. The two areas of concern noted by the investigation were related to:

•	A certain press release issued by the Company in late 2003 introducing four new technology features that had misstated certain factual information about the availability of one of the new technology features at the time the press release was issued. Specifically, a senior Company official likely made a misrepresentation to the Company’s auditors concerning the availability of that one feature at the time when the press release was issued.

•	A single, isolated episode in which a small number (approximately 300 prints) of a pilot program’s coupons were improperly printed by unauthorized users. In connection with such unauthorized use, a senior Company official directed the allocation of such coupons to known user accounts to, according to the senior Company official, enable the proper tracking of such coupons. The investigation suggested that this action may have been inappropriate or could have been construed as misleading by an external party.

The investigation also determined that neither of these two matters had any impact on current or previously reported financial statements or disclosures.

In response to recommendations by the independent law firm as to a plan of remediation, we have taken or expect to take the actions recommended by the independent law firm, including certain changes in management as noted below.

In performing its audit of our consolidated financial statements for the year ended December 31, 2003, and in connection with its review of the results of the independent investigation described above, our independent auditors, KPMG LLP, noted two matters involving our internal controls that it considered to be reportable conditions under the standards established by the American Institute of Certified Public Accountants. A reportable condition is a matter coming to the auditors’ attention that, in its judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

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

In response, in part, to the results of the investigation, and, in part, in order to pursue new professional opportunities, the Company’s co-founder and then Chairman & Chief Executive Officer voluntarily decided to resign his positions from the Company effective June 17, 2004. On June 22, 2004, Mehrdad Akhavan, the Company’s co-founder, President and Chief Operating Officer, was appointed as the new Chief Executive Officer. Sean Deson (who was named a non-management director effective as of April 19, 2004 and served as Chairman of the special Committee that led the investigation) was appointed as the new Chairman of the Board. Tracy Slavin, the Company’s Controller and Senior Director of Accounting, was appointed Chief Financial Officer effective June 22, 2004.

Also, the Company intends to make changes to its controls and procedures to enhance integrity, accuracy and reliability, including the following:

•	Strengthening its internal processes and review procedures to assure that accurate information is contained in external corporate communications,

•	Implementing a mechanism for employees to properly communicate and address their concerns, including to an independent party,

•	Expanding its current Board of Directors to accommodate a separately designated Audit Committee, and

•	Adding an independent director to the Board of Directors.

The Company believes that its efforts should resolve both reportable conditions.

The Company is fully committed to implementing controls identified by the Company’s independent auditors, and anticipates completing its remediation efforts in connection with the reportable conditions identified by its independent auditors as soon as possible.

Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously discussed, the Company intends to take necessary steps to address certain reportable conditions noted above while enhancing and improving its internal controls and procedures.

PART III

ITEM 9—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information about each of our executive officers, key employees and directors as of December 31, 2004.

Name	Age	Position(s) with Company
Mehrdad Akhavan	41	Chief Executive Officer, Secretary and Director
Tracy Slavin	35	Chief Financial Officer
Paul Wassem	34	President of ConsumerREVIEW.com
Wendy Roberts	40	Senior Vice President, Business Development
John Hoffman	45	Vice President of Network Operations
Amori Langstaff	33	Vice President of Client Services
Peter Friedli	50	Director
Sean Deson	41	Chairman

Mehrdad Akhavan was appointed as our Chief Executive Officer on June 22, 2004. Prior to that time, he had served as our President and Chief Operating Officer since October 1999, having served as our Executive Vice President and Secretary since he co-founded our business in August 1996. Mr. Akhavan was elected to our Board of Directors in October 1996. From December 1994 until August 1996, Mr. Akhavan was President of TechTreK, a children’s computer entertainment and education center. From January 1991 until December 1994, Mr. Akhavan was President of Trident Software, a company he co-founded, which digitized works of art.

Tracy Slavin became our Chief Financial Officer in June 2004. Ms. Slavin joined us in September 2000, and until her promotion served as Controller and Senior Director of Accounting. Ms. Slavin, a certified public accountant, has an MBA and over twelve years of corporate accounting, finance and auditing experience. Prior to joining E-centives, she served as Vice President of Accounting for Thomson Financial, a division of The Thomson Corporation, a leading provider of financial information, analysis, research and software products. From 1993 to 1997, Ms. Slavin served as Assistant Controller for Phillips International, Inc., a consumer and business-to-business information company. Ms. Slavin began her career as an auditor with PricewaterhouseCoopers LLP.

Paul Wassem is the President of our ConsumerREVIEW.com division. He joined us in December 2002, when we acquired ConsumerREVIEW.com, as Vice President and General Manager. Prior to the acquisition, he was the President and CEO of ConsumerREVIEW, Inc. Before joining ConsumerREVIEW.com in June 2000, he was a channel manager at BuyersEdge.com, an online marketplace backed by CMGI @ Ventures. From 1998 to 2000, Paul was vice president and general manager of GSS, Inc., a start-up staffing firm. Until 1998, he was a general manager at Borg-Warner Security Corporation. During his nine years at Borg-Warner, Paul was promoted from front-line sales and consulting positions to executive general management.

Wendy Roberts was promoted to Senior Vice President, Business Development in March 2003. She was hired as our Vice President of Emerging Markets in May 2002. Wendy brings more than 18 years of experience in the areas of new business development, management consulting and strategic planning. From 1997 to 2001, she served as Senior Partner at ionStrategy and served as Vice President of New Business Development and as Partner of Strategy at Agency.com, a leader in the development of Digital Relationship Management for Fortune 1000 companies. At Agency.com she developed and grew vertical market strategies and relationships in the areas of Pharmaceuticals, Financial Services and Insurance, High Technology, Retail and Travel. Through various senior roles in Sales, Marketing, Consulting and Client Management areas, Wendy has lead efforts to develop Relationship Management strategies for many leading companies.

John Hoffman oversees our internal and external computer services, security and operation as our Vice President of Network Operations. He became a member or our team when we acquired BrightStreet.com in

December 2001. At BrightStreet.com he oversaw their network infrastructure and managed more than 24 systems providing scalability and high availability architectures. John brings more than 19 years of experience in computer operations, software development and security. He has obtained varied development and operational experience both in high security government work and the Internet. Prior to BrightStreet.com, he held various positions at Lockheed Missile & Space Company, from 1998 to 2000, and at Netcom Online Communications, from 1994 to 1998.

Amori Langstaff, our Vice President of Client Services, joined us in March 2000. Amori oversees all client implementations, managing such processes as account services, business strategy, performance analyses and production. She brings to E-centives ten years of experience designing and delivering results-based database and customer loyalty marketing solutions for retail and hospitality companies, including the Mandarin Oriental Hotel Group, Asset Marketing and Regent International Hotels. Amori has extensive experience in creating and implementing marketing campaigns, customer segmentations, database marketing programs and corporate business plans, and in leading consultative client engagements. At E-centives, her contributions have promoted better and more profitable client relationships, streamlined sales and fulfillment processes.

Peter Friedli co-founded our business in August 1996. Mr. Friedli was elected to our Board of Directors in October 1996. Mr. Friedli has been the principal of Friedli Corporate Finance, Inc., a venture capital firm, since its inception in 1986. Prior to joining Friedli Corporate Finance, Mr. Friedli worked as an international management consultant for service and industrial companies in Europe and the U.S. Mr. Friedli also serves as the President of Venturetec and its parent corporation, New Venturetec AG, a publicly traded Swiss venture capital investment company and currently serves as a director of VantageMed Corporation, a publicly traded provider of healthcare information services. He also serves as an investment advisor to certain of our shareholders (see “Item 12—Certain Relationships and Related Transactions” for additional details) and as a director of certain private companies.

On June 22, 2004, Sean Deson (who was named a director effective as of April 19, 2004) was appointed as Chairman of the Board. Mr. Deson is the founder of Deson & Co., Deson Ventures, and Treeline Capital, all technology-focused investment related firms. Prior to founding his investment firms, Mr. Deson was a Senior Vice President at Donaldson, Lufkin & Jenrette, now Credit Suisse First Boston. Messrs. Friedli and Deson have co-invested in a number of companies.

Board of Directors

As of December 31, 2004, our Board of Directors consisted of Mehrdad Akhavan, Peter Friedli and Sean Deson, with Mr. Deson serving as Chairman of the Board. Mr. Deson was appointed to our Board of Directors on April 19, 2004. On June 17, 2004, Kamran Amjadi resigned as director and Chairman of our Board of Directors, and on June 22, 2004, Mr. Deson was appointed Chairman of the Board.

Compensation Committee: Our Board of Directors currently has a Compensation Committee. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The Compensation Committee also administers our various incentive compensation, stock and benefit plans. As of December 31, 2004, the Compensation Committee consisted of Mr. Friedli.

Director Compensation: We do not currently compensate our directors who are also employees. Each non-employee director currently is reimbursed for reasonable travel expenses for each board meeting attended. Though the year ended December 31, 2003, each non-employee director received 10,000 stock options per year of service, with vesting one year from the date of grant. When Mr. Deson agreed to serve as Chairman of the Board, we awarded him 50,000 shares of our common stock. Starting in 2005, each non-employee director will receive 100,000 shares of our common stock.

Compensation Committee Interlocks and Insider Participation: None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Stockholder Communications with Directors: Company stockholders who want to communicate with the Board or any individual director can write to:

E-centives, Inc.

Board Administration

6901 Rockledge Drive, 6th Floor

Bethesda, MD 20817

Letters should indicate that you are a Company stockholder. Depending on the subject matter, management will:

•	Forward the communication to the director or directors to whom it is addressed;

•	Attempt to handle the inquiry directly, when it is a request for information about the Company or it is a stock-related matter; or

•	Not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

At each Board meeting, a member of management will present a summary of all communications received since the last meeting that were not forwarded and will make those communications available to the directors on request.

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

Our bylaws provide for the indemnification of our directors and officers and any person who is or was serving at our request as a director, officer, employee, partner or agent of another corporation or of a partnership, joint venture, limited liability company, trust or other enterprise. This indemnification is provided to the fullest extent authorized by, and subject to the conditions set forth in, the Delaware General Corporation Law. This indemnification will include the right to advanced payment of expenses by us of any proceeding for which indemnification may be had in advance of its final disposition.

Audit Committee/Audit Committee Financial Expert

We do not have a separately designated standing Audit Committee of our Board of Directors, and therefore we do not have any independent audit committee financial experts under Item 401(e) of Regulation S-B. We are listed on the SWX Swiss Exchange, which exchange does not currently require that listed companies have an audit committee. We intend to expand our current Board of Directors to accommodate a separately designated Audit Committee, and to appoint members of such Committee, at a later date.

Beneficial Ownership Reporting Compliance under Section 16

To our knowledge, based solely on review of the copies of reports under Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004 all executive officers, directors and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and to all of our employees, including our chief executive officer and chief financial officer. Our Code of Ethics has been distributed to all employees and is available at our website (www.e-centives.com).

ITEM 10—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid during the years ended December 31, 2004, 2003 and 2002 to our current and previous Chief Executive Officers and our other executive officers as of December 31, 2004, and two other most highly compensated employees for the year ended December 31, 2004 (collectively, the “Named Executive Officers”).

		Annual Compensation									Long-Term Compensation	All Other Compensation
Name and Principal Position(s)	Year	Salary ($)			Bonus ($)			Other ($)			Securities Underlying Options

Mehrdad Akhavan (1) Chief Executive Officer, Secretary and Director	2004 2003 2002	$ $ $	135,000 141,250 150,000	(7) (7)	$ $ $	— 25,000 —	(2)	$ $ $	— — —		— 1,868,256 —	$ $ $	— — —

Kamran Amjadi (2) Consultant	2004 2003 2002	$ $ $	98,077 160,083 170,000	(7) (7)	$ $ $	— 25,000 —		$ $ $	— — —		— 3,311,971 —	$ $ $	84,532 — —	(9)

Tracy Slavin (3) Chief Financial Officer	2004 2003 2002	$ $ $	130,102 129,841 122,954	(7) (7)	$ $ $	— 11,500 5,750	(2) (3)	$ $ $	— — —		305,000 45,000 —	$ $ $	— — —

Paul Wassem (4) President of ConsumerREVIEW.com	2004 2003 2002	$ $ $	138,030 136,525 10,750		$ $ $	4,441 3,347 —	(4)	$ $ $	— — —		— 134,000 —	$ $ $	— — —

Wendy Roberts (5) Senior Vice President, Business Development	2004 2003 2002	$ $ $	180,000 188,333 116,667	(7) (7)	$ $ $	— — —		$ $ $	— — —		— 350,000 150,000	$ $ $	— — —

James Thomas (6) Sales Manager of ConsumerREVIEW.com	2004 2003 2002	$ $ $	87,550 87,125 7,083		$ $ $	— — —		$ $ $	71,181 64,350 4,595	(8) (8) (8)	— 10,500 —	$ $ $	— — —

(1)	Mehrdad Akhavan was made Chief Executive Officer in June 2004. He was previously President and Chief Operating Officer.

(2)	Kamran Amjadi resigned as our Chairman and Chief Executive Officer in June 2004 and has been working for us as a consultant.
(3)	Tracy Slavin joined E-centives in September 2000 as Controller and in June 2004 she was promoted to Chief Financial Officer.
(4)	Paul Wassem joined E-centives in December 2002 as General Manager of the ConsumerREVIEW.com division and in September 2004 he was promoted to President of the ConsumerREVIEW.com division.
(5)	Wendy Roberts joined E-centives in May 2002 as Vice President of Emerging Markets and in March 2003 she was promoted to Senior Vice President, Business Development.
(6)	James Thomas joined E-centives in December 2002
(7)	Salaries for 2004 and 2003 included a 10% deferral that began in mid- 2003
(8)	Commissions.
(9)	Consulting fees and reimbursement of business expenses.

Employment Agreements

Currently we do not have employment agreements with any of our executive officers, and as such they remain employees “at will.” On December 8, 2003 Messrs. Amjadi and Akhavan were awarded 3,311,791 and 1,868,256 stock options, respectively, of which 2,311,791 and 1,304,134, respectively, vest upon issuance, although the underlying common stock is subject to a twelve (12) month trading restriction from the date of issuance of the options. Each officer’s respective trading restriction automatically sunsets upon such officer’s respective termination from us for any reason. Thus, Mr. Amjadi’s trading restriction terminated as of June 17, 2004 and he may freely exercise such stock options and sell all shares of underlying common stock, which sale can adversely impact our stock price. If Mr. Akhavan leaves us, he would be free, without restriction, to exercise such stock options and sell all shares of underlying common stock, which sale could adversely impact our stock price. The remaining 1,000,000 and 564,122 stock options, respectively, automatically vest on the two year anniversary of the issuance date, although vesting may be accelerated upon the achievement of certain performance criteria.

Option Grants in Last Fiscal Year

The following table contains information concerning grants of stock options made to each of the Named Executive Officers during the year ended December 31, 2004:

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in 2004	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Mehrdad Akhavan	—	0.0%	$—		$—	$—
Kamran Amjadi	—	0.0%	$—		$—	$—
Tracy Slavin	305,000	36.0%	$0.13	06/22/14	218,693	371,718
Paul Wassem	—	0.0%	$—		—	—
Wendy Roberts	—	0.0%	$—		—	—
James Thomas	—	0.0%	$—		—	—

Aggregated Option Exercises and Holdings

The following table presents information with respect to stock options exercised by each of our Named Executive Officers during the year ended December 31, 2004 and stock options owned by each of our named executive officers at December 31, 2004 on an aggregated basis.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mehrdad Akhavan	—	—	2,243,256	—	$515,201	$—
Kamran Amjadi	—	—	2,986,791	—	720,243	—
Tracy Slavin	—	—	26,250	327,500	3,102	90,313
Paul Wassem	—	—	33,500	67,000	8,903	17,806
Wendy Roberts	—	—	250,000	250,000	48,259	48,259
James Thomas	—	—	6,263	5,025	1,664	1,335

ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of common stock as of January 31, 2005:

•	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of our outstanding common stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each person identified is c/o E-centives, Inc., 6901 Rockledge Drive, 6th Floor, Bethesda, Maryland 20817.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a stockholder vote. The persons named in this table have sole voting power for all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after January 31, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name	Number	Percent of Class
Mehrdad Akhavan (1)	2,903,256	4.8

Sean Deson	50,000	*

Peter Friedli (2) c/o Friedli Corporate Finance AG Freigutstrasse 5 8002 Zürich, Switzerland	31,329,861	50.2

Venturetec, Inc. (3) c/o Friedli Corporate Finance AG Freigutstrasse 5 8002 Zürich, Switzerland	10,035,263	16.3

New Venturetec AG (4) c/o Friedli Corporate Finance AG Freigutstrasse 5 8002 Zürich, Switzerland	10,035,263	16.3

InVenture, Inc. c/o Friedli Corporate Finance AG Freigutstrasse 5 8002 Zürich, Switzerland	11,983,337	20.5

Bank J Vontobel & Co AG Bahnhofstrasse 3 8002 Zurich, Switzerland	5,000,000	8.6

Rahn & Bodmer Banquiers Talstrasse 15, Postfach 8002 Zurich, Switzerland	4,187,535	7.2

Tracy Slavin (5)	26,250	*

Paul Wassem (6)	33,500	*

Wendy Roberts (7)	250,000	*

James Thomas (8)	6,263	*

Kamran Amjadi (9)	4,582,791	7.5

All executive officers and directors as a group (5 persons) (10)	34,342,867	53.1

*	Less than 1% of the outstanding shares of common stock.
(1)	Includes 2,243,256 shares issuable upon exercise of vested stock options.

(2)	Includes 27,374,341 shares of common stock, 90,000 shares issuable upon exercise of vested stock options, 1,907,000 shares issuable upon exercise of warrants and 1,958,520 shares issuable upon conversions of Series B preferred stock held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants held by entities over which Mr. Friedli has control, as follows: InVenture, Inc.—11,983,337 shares of common stock; Joyce, Ltd.—235,000 shares of common stock; Pine Inc.—255,000 shares of common stock and 36,000 shares issuable upon conversions of Series B preferred stock; Savetech, Inc.—165,383 shares of common stock; Spring Technology Corp.—177,520 shares of common stock; USVentech—145,750 shares of common stock; and Venturetec, Inc.—7,112,743 shares of common stock, 1,000,000 issuable on exercise of warrants and 1,922,520 shares issuable upon conversions of Series B preferred stock. Mr. Friedli has sole voting and investment power with respect to 8,159,608 shares and shared voting and investment power with respect to 27,374,341 shares. See “Item 12—Certain Relationships and Related Transactions” for a description of Mr. Friedli’s relationships with these entities.
(3)	Includes 7,112,743 shares of common stock, 1,000,000 issuable on exercise of warrants and 1,922,520 shares issuable upon conversions of Series B preferred stock.
(4)	Includes 7,112,743 shares of common stock, 1,000,000 issuable on exercise of warrants and 1,922,520 shares issuable upon conversions of Series B preferred stock held by Venturetech, Inc. New Venturetec AG may be deemed to control Venturetec, Inc. by virtue of its ownership of 100% of Venturetec, Inc.’s capital stock and its corresponding right to elect Venturetec, Inc.’s directors, and, therefore, our capital stock owned by Venturetec, Inc. may also be deemed to be beneficially owned by New Venturetec, Inc. New Venturetech AG has shared voting and investment power with respect to 10,035,263 shares.
(5)	Includes 26,350 shares issuable upon exercise of vested stock options.
(6)	Includes 33,500 shares issuable upon exercise of vested stock options.
(7)	Includes 250,000 shares issuable upon exercise of vested stock options.
(8)	Includes 6,263 shares issuable upon exercise of vested stock options.
(9)	Includes 2,986,791 shares issuable upon exercise of vested stock options.
(10)	Includes 28,084,311 shares of common stock, 2,393,006 shares issuable upon exercise of vested stock options, 1,907,000 shares issuable upon exercise of warrants and 1,958,520 shares issuable upon conversions of Series B preferred stock.

ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Peter Friedli, one of our stockholders and directors, serves as the investment advisor to both Venturetec, Inc. and Pine, Inc. and also serves as President of Venturetec, Inc. and its parent corporation, New Venturetec AG. Mr. Friedli also has relationships with several of our other stockholders; he serves as the investment advisor to InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. Mr. Friedli also services as the President of Friedli Corporate Finance, Inc., a company that provides us with consulting services.

On October 8, 2002, our Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment. Two of the investors were Peter Friedli and Venturetec, and each received 1,000,000 warrants. As part of this financing, in March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of our assets. Subsequent to the issuance of these promissory notes, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issue to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to us under the initial $6 million commitment. During March 2004, the credit facility available to us under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million, pursuant to amended notes. As part of the syndication process, through December 31, 2004 we issued convertible promissory notes totaling $10,500,000.

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2008, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes, Friedli Corporate Finance, Inc. was paid fees of $1,035,000, which Friedli Corporate Finance, Inc. has indicated to us will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

We are presently in discussions with Friedli Corporate Finance for a preferred stock financing which would consist of an offering of shares of a newly created series of preferred stock designated Series C preferred stock. The Series C preferred stock will have an 8% cumulative dividend feature and will be convertible into 10 shares of our common stock. The issue price for each share of Series C preferred stock is expected to be $4.00 per share. The Series C preferred stock will have a liquidation feature providing for a payment of 2 times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. However, the aggregate dollar size and other material terms and conditions have not been finalized as of the date of the Form 10-KSB and there can be no assurance that we will be able to consummate this proposed financing on acceptable terms or at all. In connection with this financing, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) have agreed to exchange their existing convertible promissory notes for shares of the newly created Series C preferred stock. The exchange is expected to be effective on March 31, 2005. Under these exchange agreements, we will issue shares of Series C preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the notes will be immediately cancelled and we will owe no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder would receive a warrant to purchase shares of the Company’s common stock, which would be exercisable on or after February 2, 2009 only if the shares of Series C preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant would equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The foregoing exchanges are expected to occur even if the proposed preferred stock financing is not consummated.

The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that the Company owes each Noteholder under their convertible promissory notes, as well as the number of shares of Series C preferred stock being issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

Noteholders	Amount of Outstanding Principal and Interest	Number of Shares of Preferred Stock	Shares of Common Stock Underlying the Warrants
InVenture, Inc.	$5,065,288	1,266,322	2,026,115
Pine, Inc.	$2,195,090	548,773	878,035
Venturetec, Inc.	$3,198,795	799,699	1,279,518

As a member of our Board of Directors, through December 31, 2004, Peter Friedli has received 90,000 options as Director Compensation and in August 2004 we awarded Sean Deson 50,000 shares of our common stock for his agreement to serve as Chairman of the Board.

ITEM 13—EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

See Exhibit Index attached.

Reports on Form 8-K

On October 1, 2004 we filed a Form 8-K under Section 4 reporting that the Board of Directors had engaged BDO Seidman, LLP as the Company’s independent auditors.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by BDO Seidman, LLP and KPMG LLP for the years ended December 31, 2004 and 2003, respectively, are summarized in the table below.

	2004	2003
Audit fees (1)	$128,000	$210,345
Audit Related fees	0	0
Tax fees (2)	25,000	33,380
All Other fees	0	0

Total fees	$153,000	$243,725

(1)	Audit fees include consents and review of and assistance with documents filed with the SEC
(2)	Tax fees consisted of fees for tax consultation and tax compliance services.

Audit Committee Pre-Approval Policies and Procedures

As we do not have an Audit Committee, the Board of Directors has established a policy regarding pre-approval of all audit and non-audit services provided to us by our independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Board of Directors is requested. The Board of Directors reviews these requests and advises management if the Board of Directors approves the engagement of the independent auditor. On a periodic basis, management reports to the Board of Directors regarding the actual spending for such projects and services compared to the approved amounts. The projects and categories of service are as follows:

•	Audit fees: Professional services rendered for the audits of the financial statements of the Company and assistance with review of documents filed with the SEC.

•	Audit Related fees: Services related to employee benefit plan audits, business acquisitions, accounting consultations and consultations concerning financial and accounting and reporting standards.

•	Tax fees: Services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

•	All Other fees: Other services are pre-approved on an engagement-by-engagement basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on March 25, 2005.

E-CENTIVES, INC.

By:	/s/ MEHRDAD AKHAVAN
Mehrdad Akhavan Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ MEHRDAD AKHAVAN Mehrdad Akhavan	Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2005

/s/ TRACY L. SLAVIN Tracy L. Slavin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005

/s/ SEAN DESON Sean Deson	Chairman and Director	March 25, 2005

/s/ PETER FRIEDLI Peter Friedli	Director	March 25, 2005

E-CENTIVES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

E-centives, Inc.

Bethesda, MD

We have audited the accompanying balance sheet of E-centives, Inc. (the Company) as of December 31, 2004 and the related statement of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company is dependent upon its principal stockholder for continued funding.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-centives, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Bethesda, MD

March 11, 2005, except for Note 16(c) which is as of March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

E-centives, Inc.:

We have audited the accompanying consolidated balance sheet of E-centives, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company is dependent upon its principal shareholder for continued funding.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-centives, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

McLean, Virginia

June 29, 2004

E-CENTIVES, INC.

BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$303,136	$285,076
Accounts receivable, net of allowance for doubtful accounts of $64,081 and $63,086 at December 31, 2004 and December 31, 2003, respectively	1,370,240	1,582,763
Other receivables	28,848	—
Prepaid expenses	93,636	67,367
Restricted cash	70,000	57,069

Total current assets	1,865,860	1,992,275
Property and equipment, net	257,723	849,407
Other intangible assets, net	534,286	2,063,507
Restricted cash	—	70,000
Deferred financing fee	1,088,455	857,840
Other assets	11,000	—

Total assets	$3,757,324	$5,833,029

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,060,148	$2,654,601
Accrued expenses	1,002,691	842,967
Deferred revenue	254,669	653,741
Current portion of capital leases	122,710	297,327
Other liabilities	672,475	214,783

Total current liabilities	5,112,693	4,663,419
Capital leases, net of current portion	5,208	31,718
Long-term debt	10,500,000	3,450,000
Other long-term liabilities	814,452	124,465

Total liabilities	16,432,353	8,269,602

Commitments and contingencies
Stockholders’ deficit:
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares of preferred stock authorized, issued, and outstanding at December 31, 2004 and December 31, 2003.	4,000	4,000
Common stock, $.01 par value, 120,000,000 shares authorized 58,388,946 and 57,663,609 shares issued and outstanding at December 30, 2004 and December 31, 2003, respectively.	583,889	576,636
Additional paid-in capital	126,627,098	126,073,611
Accumulated deficit	(139,890,016)	(129,090,820)

Total stockholders’ deficit	(12,675,029)	(2,436,573)

Total liabilities and stockholders’ deficit	$3,757,324	$5,833,029

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003
Revenue	$5,386,193	$6,059,123
Operating expenses:
Cost of revenue	2,865,216	2,866,193
Product development, exclusive of stock-based compensation	1,359,355	2,518,649
General and administrative, exclusive of stock-based compensation	8,192,374	7,632,263
Sales and marketing, exclusive of stock-based compensation	1,591,263	2,311,809
Stock-based compensation:
Product development	16,830	156,316
General and administrative	374,513	2,203,114
Sales and marketing	57,232	248,146

Loss from operations	(9,070,590)	(11,877,367)
Interest expense	(1,732,135)	(479,172)
Interest income	3,529	10,963
Other income	—	3,386

Loss before income taxes	(10,799,196)	(12,342,190)
Income taxes	—	—

Net loss	$(10,799,196)	$(12,342,190)

Basic and diluted net loss per common share	$(0.19)	$(0.29)
Shares used to compute basic and diluted net loss per common share	57,881,791	42,521,083

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid-in Capital	Comprehensive Loss	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2003	2,000,000	$20,000	400,000	$4,000	37,349,284	$373,493	$123,452,566		$3,386	$(116,748,630)	$7,104,815

Conversion of Series A preferred stock to common stock	(2,000,000)	(20,000)	—	—	20,000,000	200,000	(180,000)	—	—	—	—
Issuance of Warrants	—	—	—	—	—	—	155,250	—	—	—	155,250
Exercise of stock options	—	—	—	—	314,325	3,143	38,219	—	—	—	41,362
Stock-based compensation	—	—	—	—	—	—	2,607,576	—	—	—	2,607,576
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(3,386)	(3,386)	—	(3,386)
Net loss	—	—	—	—	—	—	—	(12,342,190)	—	(12,342,190)	(12,342,190)

Comprehensive loss								$(12,345,576)

Balance at December 31, 2003	—	—	400,000	4,000	57,663,609	576,636	126,073,611		0	(129,090,820)	(2,436,573)

Exercise of stock options	—	—	—	—	575,337	5,753	70,184	—	—	—	75,937
Stock-based compensation	—	—	—	—	—	—	448,575	—	—	—	448,575
Conversion of warrants to common stock	—	—	—	—	100,000	1,000	15,233	—	—	—	16,233
Issuance of common stock to Chairman of the Board	—	—	—	—	50,000	500	19,495	—	—	—	19,995
Net loss	—	—	—	—	—	—	—	(10,799,196)	—	(10,799,196)	(10,799,196)

Comprehensive loss								$(10,799,196)

Balance at December 31, 2004	—	$—	400,000	$4,000	58,388,946	$583,889	$126,627,098		$0	$(139,890,016)	$(12,675,029)

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003
Cash flows used in operating activities:
Net loss	$(10,799,196)	$(12,342,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,263,541	3,006,890
Amortization of deferred financing fee	474,385	222,160
Stock-based compensation	448,575	2,607,576
Issuance of common stock to Chairman of the Board	19,995	—
Issuance of warrants for consulting services	—	155,250
Foreign currency translation gain	—	(3,386)
Provision for doubtful accounts	30,000	44,097
(Increase) decrease in:
Accounts receivable	182,522	1,346,269
Prepaid expenses and other current assets	(26,269)	246,724
Other receivables	(28,848)	140,169
Increase (decrease) in:
Accounts payable	405,548	721,845
Deferred revenue	(399,072)	(441,872)
Accrued expenses and other liabilities	1,312,841	(775,759)

Net cash used in operating activities	(6,115,978)	(5,072,227)

Cash flows from investing activities:
Decrease in restricted cash	57,069	617,980
Acquisition of property and equipment	(27,139)	(51,531)
Refund of purchase of property and equipment	—	25,050
(Increase) decrease in security deposits	(11,000)	14,790
Acquisition of Collabrys	(15,000)	—
Purchase of intangible asset	(62,637)	(411,299)

Net cash (used in) provided by investing activities	(58,707)	194,990

Cash flows from financing activities:
Payments on obligations under capital lease	(244,425)	(286,403)
Proceeds from issuance of debt	7,050,000	3,450,000
Debt issuance costs	(705,000)	(360,000)
Proceeds from conversion of warrants	75,937	—
Exercise of stock options	16,233	41,362

Net cash provided by financing activities	6,192,745	2,844,959

Net increase (decrease) in cash and cash equivalents	18,060	(2,032,278)
Cash and cash equivalents, beginning of period	285,076	2,317,354

Cash and cash equivalents, end of period	$303,136	$285,076

Supplemental disclosure of cash flow information:

Cash paid for interest	$15,775	$32,973

Supplemental disclosure of non-cash investing and financing activities:

During 2004, the Company entered into capital leases totaling approximately $43,000.

During 2003, 2,000,000 shares of the Company’s series A convertible preferred stock was converted into 20,000,000 shares of the Company’s common stock.

During December 2003, the Company issued 345,000 warrants valued at $155,250.

During 2003, the Company entered into capital leases totaling approximately $138,000.

See accompanying notes to financial statements.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Organization

E-centives, Inc. (“E-centives” or the “Company”) was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. and again, in March 1999, the Company amended its articles of incorporation to change its name to E-centives, Inc. During March 2001, the Company expanded its international operations by establishing a subsidiary in the United Kingdom, E-centives Limited. However, the operations of this subsidiary were terminated in conjunction with the Company’s second quarter 2002 restructuring plan that involved closing down the operating activities of the Commerce Division and the PerformOne Network.

E-centives provides interactive database marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. Businesses rely on the Company’s solutions to acquire and retain customers. With its proprietary technology, the Company provides acquisition and retention solutions for companies that do business with millions of Internet users every day. The Company currently derives its revenues from two divisions: the Interactive Database Marketing division and the ConsumerREVIEW.com division. The principal offerings of the Interactive Database Marketing division include: data warehousing, online reporting, Internet couponing, e-mail marketing, strategic consulting and program management, user experience design and development, as well as analytics and data mining. The ConsumerREVIEW.com division provides on-line advertising and e-commerce services through its network of web communities.

One of the Company’s Interactive Database Marketing Division customers, Reckitt Benckiser, contributed 22% and 45%, respectively, of the Company’s revenue for the years ended December 31, 2004 and 2003. This customer’s initial contract expired in October 2002, its first renewal agreement with the Company expired in October 2003, and the customer entered into a subsequent renewal agreement that expired in December 2004. The customer recently signed another renewal agreement that expires in December 2005. Due to the lower scope of work to be performed by the Company, and the customer’s savings through automation, the fixed fees associated with the renewal agreements have been lower than the original agreement. However, fees may increase with the addition of new countries, brands and services with the customer, which additions are currently under negotiation. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company currently anticipates that future revenues and cash from existing financing sources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the first quarter of 2006. This forecast is based on the Company’s plan to use funds from the financing commitment described below. The Company’s existing credit arrangement is with Friedli Corporate Finance, Inc. and InVenture, Inc., two entities controlled by the Company’s principal stockholder and director, Peter Friedli, and is structured in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. As of February 28, 2005, the Company had borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. Friedli Corporate Finance also has provided a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate, of which $12 million was in the form of the two $6 million convertible promissory notes. If Friedli Corporate Finance is unable to fulfill its financing commitment or the Company is not offered financing on acceptable terms and conditions, the Company may not be able to replace such committed funds on acceptable terms or at all. The Company is presently in discussions with Friedli Corporate Finance for a preferred stock financing which would consist of an offering of shares of a newly created series of preferred stock designated Series C preferred stock. However, the aggregate dollar size and other material terms and conditions of this preferred stock financing have not been finalized as of the date of this Form 10-KSB and there can be no assurance that we will be able to consummate

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

this proposed financing on acceptable terms or at all. If future revenues are insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to continue operations. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our future expansion or to make acquisitions. The Company cannot be certain that additional financing will be available on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue operations.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

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

Estimates are used in accounting for, among other things, allowances for uncollectible receivables, recoverability of long-lived assets, intangible assets, depreciation and amortization, goodwill, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

(b) Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Those investments with maturities less than twelve months at the balance sheet date are considered short-term investments. Cash and cash equivalents consist of cash on deposit with banks and money market funds stated at cost, which approximates fair value.

(c) Property and Equipment

Property and equipment are stated at cost, and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment under capital leases and leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful life or the term of the respective lease (see Note 6).

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

(d) Long-Lived and Amortizable Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Company assesses the recoverability of long-lived assets, including amortizable intangible assets, whenever adverse events or changes in circumstances or business climate indicate that the carrying value of the asset may not be recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount, if any, in which the carrying value of the asset exceeds the related fair value of the asset. No impairment charges were recorded during the years ended December 31, 2004 and 2003.

In accordance with the amortization provisions of FAS 142, Goodwill and Other Intangible Assets, the Company amortizes intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviews them for impairment in accordance with FAS 144.

Amortizable intangible assets at December 31, 2004 and December 31, 2003, consisted of patents, technology and tradenames, which were acquired in connection with the BrightStreet.com and ConsumerREVIEW.com acquisitions. As of December 31, 2004, the Company had the following amortizable intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets:
Patents	$473,936	$(473,936)	$—
Technology	3,774,685	(3,274,746)	499,939
Tradenames	112,408	(78,061)	34,347

Total amortizable intangible assets	$4,361,029	$(3,826,743)	$534,286

Aggregate Amortization Expense:
For the year ended December 31, 2004		$1,591,858

Estimated Amortization Expense:
For the year ended December 31, 2005		$534,286
For the year ended December 31, 2006		$—
For the year ended December 31, 2007		$—

(e) Goodwill

Goodwill represents the excess of costs over fair value of tangible and separately identifiable intangible assets of businesses acquired. The Company adopted the provisions of FAS 142 as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. At December 31, 2004 and December 31, 2003, the Company had no goodwill or other intangible assets with indefinite useful lives.

(f) Deferred Revenue

Deferred revenue represents billings or collections on contracts in advance of performance of services and is recognized as revenue as the related service is performed based upon the applicable revenue recognition methodology.

(g) Revenue Recognition

Revenue is generated by providing promotions marketing services, e-mail marketing services, advertising services and various other consulting services, as well as licensing our software products. Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Interactive Database Marketing division, which represented 55% and 56% of the Company’s revenue for the years ended December 31, 2004 and 2003, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. For agreements that also include a performance-based incentive fee component that is not finalized until a specified date, we recognize the amount that would be due under the formula at interim reporting dates as if the contract was terminated at that date. This policy does not involve a consideration of future performance, but does give rise to the possibility that fees earned by exceeding performance targets early in the measurement period may be reversed due to missing performance targets later in the measurement period. The Company’s only client with a performance-based incentive fee contributed no such revenue for the year ended December 31, 2004, while for the year ended December 31, 2003 there was $319,000 in such revenue. The original agreement (which ended in October 2002) and the first renewal agreement (which ended in October 2003) included performance-based incentive fees, while the second renewal agreements (which ended in December 2004) did not contain a performance-based incentive fee component.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 45% and 44% of the Company’s total revenue for years ended December 31, 2004 and 2003, respectively.

(h) Cost of Revenue

Cost of revenue consists primarily of expenses related to providing the Company’s services, including related personnel costs, depreciation of servers, content costs, as well as network and hosting charges.

(i) Product Development Costs

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

(j) Sales and Marketing Costs

Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Such costs are expensed as incurred.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(k) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $0 and $5,000 for the years ended December 31, 2004 and 2003, respectively.

(l) Stock-Based Compensation

At December 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 13c. As permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Year ended December 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(10,799,196)	$(12,342,190)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	448,575	2,607,576
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(1,918,302)	(2,069,647)

Pro forma net loss	$(12,268,923)	$(11,804,261)

Basic and diluted net loss per share:
As reported	$(0.19)	$(0.29)
Pro forma	(0.21)	(0.28)

(m) Income Taxes

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

(n) Net Income (Loss) Per Share

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

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(o) Fair Value of Financial Instruments

The Company considers the carrying value of the Company’s financial instruments, which include cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value at December 31, 2004 and 2003 because of the relatively short period of time between origination of the instruments and their expected realization or settlement. The convertible promissory notes issued in connection with the Company’s syndication process were recorded at their respective face values, which are assumed to approximate fair value.

(p) Concentration of Credit Risk

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

In the year ended December 31, 2004, the Company incurred charges related to bad debts of approximately $30,000. While the Company believes that its allowance for doubtful accounts as of December 31, 2004 is adequate to cover any difficulties with the collection of its accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

For the years ended December 31, 2004 and 2003, one customer accounted for 22% and 45%, respectively, of the Company’s total revenue.

(q) Retirement Plan

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

(r) Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of FAS 130, Reporting Comprehensive Income. FAS 130 established standards for reporting comprehensive income and its components in financial statements.

The functional currency of the Company’s international operation, which was closed during 2002, was the local currency. Accordingly, all assets and liabilities of its U.K. subsidiary were translated using exchange rates in effect at the end of the period, and revenue and costs were translated using weighted average exchange rates for the period. The related translation adjustments were reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

	Year Ended December 31,
	2004	2003
Net loss	$(10,799,196)	$(12,342,190)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(3,386)

Comprehensive loss	$(10,799,196)	$(12,345,576)

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(s) Recent New Accounting Pronouncements

In December 2004, the FASB issued FAS 123(R), Share-Based Payments. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Company intends to adopt FAS 123(R) in the first quarter of 2006. The ultimate impact of adopting FAS 123(R) is not yet known.

(t) Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

(3) Equity Offerings

(a) Initial Public Offering

On October 3, 2000, the Company completed its initial public offering (“IPO”) in which it sold 3,700,000 shares of its common stock to investors in Switzerland, resulting in proceeds to the Company of approximately $36.7 million, after deducting underwriters’ commissions and other offering-related expenses. In connection with the IPO, 1,700,000 shares of the Company’s then-existing Series A convertible preferred stock, 2,500,000 shares of the Company’s then-existing Series B convertible preferred stock, and 2,328,434 shares of the Company’s then-existing Series C convertible redeemable preferred stock were converted to common stock on a one-for-one basis.

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

During 2003, all of the shares of the Company’s Series A convertible preferred stock, that were issued in connection with the rights offering, were converted into 20,000,000 shares of the Company’s common stock. Such shares of common stock have been listed on the SWX Swiss Exchange since February 21, 2002.

(c) Series B Convertible Preferred Stock

During December 2002, the Company issued 400,000 shares of Series B convertible preferred stock as part of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc. See Notes 4b and 13b.

(d) Warrants

In December 2001, as part of the purchase price for substantially all of BrightStreet.com’s assets, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock. The warrant for 500,000 is exercisable from June 3, 2002 through December 3, 2005 at an exercise price of $0.5696 per share. The performance-based warrant was exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share. However, since the target revenue was not reached, the warrants were not earned and were deemed expired as of June 3, 2003. See Note 4c.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On October 8, 2002, the Company’s Board of Directors authorized the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment, which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002. In the commitment letter, Friedli Corporate Finance, agreed to provide the Company with the $20 million financing commitment, for continued operations and future business expansion purposes, in both sales and marketing and merger and acquisition activities. The warrants were issued to the investors in January 2003 in connection with Friedli Corporate Finance agreeing to provide the financing commitment. The warrants entitle each investor to purchase one share of the Company’s common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and will end on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $720,000 and was recorded as a deferred financing fee. This deferred financing fee is being amortized, to interest expense, over the three-year life of the $6 million convertible promissory note, dated March 18, 2003, that was issued in relation to these warrants.

In addition, on December 8, 2003, Peter Friedli was issued 345,000 warrants, with an exercise price of $0.50 and an expiration date of December 8, 2007, in connection with his continued support of the business and his assistance with fundraising. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, is estimated to be approximately $155,000 and was included as a component of general and administrative costs in the accompanying statement of operations.

(4) Acquisitions

(a) Collabrys

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

(b) ConsumerREVIEW.com

On December 4, 2002, the Company acquired substantially all of Consumer Review Inc.’s assets and certain of its liabilities through an Asset Purchase Agreement. The cost of the acquisition was approximately $2.6 million, consisting of 400,000 shares of Series B convertible preferred stock valued at approximately $2.1 million, $290,000 in cash and about $216,000 in acquisition costs. Upon the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

defined schedule. Based upon the revenue generated by the ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock has been adjusted to 8 to 1.

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

Cash	$352,097
Fixed assets	231,834
Accounts receivable	284,082
Technology	1,688,380
Tradenames	112,408
Other liabilities	(95,330)

Total consideration	$2,573,471

(c) BrightStreet.com

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

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In exchange for the rights granted under the Assignment, beginning December 2002, the Company is obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid at any time prior to December 3, 2005 exceeds $4,000,000, the Payment will be deemed to have been made. Additionally, the Company has the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. As of December 31, 2004, the Company recorded approximately $474,000 in additional transaction compensation, representing $124,000 royalty accrual and $350,000 in patent fees.

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

Due to additional transaction compensation incurred during the years ended December 31, 2004 and 2003, the Company subsequently recorded a patent intangible asset for $474,000, representing the $124,000 royalty accrual (as noted above) and $350,000 in patent fees. This intangible asset has the potential to increase if the Company incurs more transaction compensation related to the Patent.

(5) Letters of Credit

The Company’s restricted cash relates to three letters of credits associated with their Bethesda, Maryland office, their Foster City Office and their D&O Insurance policy. The following table shows the balances of restricted cash as of December 31, 2004:

	Bethesda, Maryland	Foster City, California	D&O Insurance	Total
Current Restricted Cash Balance at December 31, 2003	$—	$40,849	$16,220	$57,069
Non-Current Restricted Cash Balance at December 31, 2003	70,000	—	—	70,000

Total Restricted Cash Balance at December 31, 2003	70,000	40,849	16,220	127,069

Activity
Interest	—	901	—	901
Transfers to operating account	—	(41,750)	(16,220)	(57,970)

Total activity	—	(40,849)	(16,220)	(57,069)

Current Restricted Cash Balance at December 31, 2004	70,000	—	—	70,000
Non-Current Restricted Cash Balance at December 31, 2004	—	—	—	—

Total Restricted Cash Balance at December 31, 2004	$70,000	$—	$—	$70,000

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(a) Bethesda, Maryland Office

As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of December 31, 2003, the balance was $70,000 and it will remain at that value until the expiration of the lease, which will occur in September 2005.

(b) Foster City, California Office

In November 2002, the Company entered into a sublease agreement for office space in Foster City, California. As part of the sublease agreement, the Company is required to have an irrevocable letter of credit in the amount of $40,000 as a security deposit throughout the lease term and has therefore established a certificate of deposit for this amount. The lease for this office space ended in November 2004 and the funds were transferred into the Company’s operating account in December 2004.

(c) D&O Insurance

In October 2002, the Company established an approximate $280,000 certificate of deposit to serve as collateral for a letter of credit commitment related to its D&O insurance policy. As the Company made its monthly payments on the policy, the certificate of deposit was reduced by the corresponding amount and the money was transferred to its operating account. Due to a renegotiation of the D&O policy, the Company’s rates were reduced and the required letter of credit was reduced. As a result, in June 2003, an additional $39,000 was transferred out of the certificate of deposit that serves as collateral for the letter of credit commitment. As of December 31, 2004, the full amount of the letter of credit was transferred to the Company’s operating account. No letter of credit is required for the current renewal of the D&O policy.

(6) Property and Equipment

Property and equipment consists of the following:

		December 31,
	useful life	2004	2003
Computer equipment	3 years	$6,715,204	$7,315,814
Furniture and equipment	5-7 years	195,562	195,562
Leasehold improvements	5 years	23,072	23,072

		6,933,838	7,534,448
Less: accumulated depreciation		(6,676,115)	(6,685,041)

		$257,723	$849,407

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation expense related to property and equipment was approximately $672,000 and $1,578,000 for the years ended December 31, 2004 and 2003, respectively

(7) Intangible Assets and Goodwill

In conjunction with the acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, the Company recorded approximately $1,688,000 and $112,000 for technology and tradenames, respectively. The intangible assets were recorded at their estimated fair value and are being amortized on a straight-line basis over three years.

In association with the acquisition of substantially all of BrightStreet.com’s assets in December 2001, the Company acquired licensed technology and a patent. The intangible assets were recorded at their estimated fair value and were amortized on a straight-line basis over three years. At December 31, 2004 the intangible assets had been fully amortized.

As of December 31, 2004 and 2003, intangible assets consisted of the following:

	December 31,
	2004	2003
Patent	$473,936	$411,299
Technology	3,774,685	3,774,685
Tradenames	112,408	112,408

	4,361,029	4,298,392
Less: accumulated amortization	(3,826,743)	(2,234,885)

	$534,286	$2,063,507

(8) Income Taxes

The Company has incurred operating losses since its inception and has recognized no US current or deferred income tax provision or benefit. For the years ended December 31, 2004 and 2003, there was no income tax expense or benefit attributable to operations.

The provision for income taxes is different from that which would be obtained by applying the statutory US federal income tax rate to pretax loss before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2004	2003
Expected tax benefit at statutory rate	$3,671,726	$4,211,501
State tax, net of federal	420,800	476,526
Stock-based compensation, not deductible	(647)	(54,251)
Foreign tax rate differential	—	—
Other, net	(2,563)	(2,922)
Increase in valuation allowance	(4,089,316)	(4,630,853)

Tax benefit	$—	$—

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2004	2003
Deferred tax assets:
Net operating loss and general business credits carryforwards	$46,496,178	$42,873,853
Start-up costs and organizational costs	—	362,484
Intangible assets	2,276,820	1,897,497
Accrued expenses	94,750	94,750
Deferred compensation	1,646,924	1,133,564
Allowance for doubtful accounts receivable	24,097	23,909
Property and equipment	246,829	536,933

Total gross deferred tax assets	50,785,598	46,922,990
Valuation allowance	(50,785,598)	(46,922,990)

	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carry forwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, projections for future taxable income and uncertainty regarding ultimate realization of the tax benefits regarding the deferred tax assets, the Company has established a valuation allowance of $50,786,000 and $46,923,000 as of December 31, 2004 and 2003, respectively. The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $3,863,000 and $5,351,000, respectively. The federal net operating loss is $122,172,000 as of December 31, 2004. The federal net operating loss carry forward period expires commencing in 2011 through the year 2022. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss may occur. As a result, the net operating loss carry forward may not be fully utilized before expiration.

(9) Long-Term Debt

The Company’s long-term debt of $10,500,000 and other long-term liabilities of $814,452 at December 31, 2004, consisted of the principal balance and final payment charges, respectively, associated with convertible promissory notes issued from May 2003 through December 2004. The terms of the notes include, among other things:

•	an 8% interest rate;

•	a maturity date three years from the date of issuance;

•	an automatic conversion feature, whereby the note automatically converts into shares of our common stock at a conversion rate, as defined in the note, on the date when the average trading price on the SWX Swiss Exchange of our common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF;

•	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated us);

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of our assets.

Of the total long-term debt, $3,450,000 matures in 2006 and the remainder matures in 2007. If the Company holds this long-term debt to maturity, as currently intended, final payment charges of $1,035,000 and $2,265,000 will be due in 2006 and 2007, respectively.

(10) Guarantees and Indemnifications

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

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of December 31, 2004, the maximum guarantee on this property is approximately $242,000. The two sub-leases expire in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(11) Commitments and Contingencies

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

The Company is obligated under non-cancelable capital leases, for certain computer and office equipment, all of which expire by mid 2006. Amounts related to assets under non-cancelable capital leases that have been capitalized as property and equipment as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Computer equipment	$570,580	$527,282
Office equipment	23,789	23,789
Less: accumulated depreciation	(498,938)	(315,433)

	$95,431	$235,638

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, the Company is obligated under non-cancelable operating leases, primarily for office space. Rent expense under operating leases was approximately $744,000 and $829,000 for the years ended December 31, 2004 and 2003, respectively. In February 2002 and in March 2004, the Company signed sublease agreements to sublease portions of the Bethesda, Maryland facility.

As of December 31, 2004, future minimum lease payments and future sublease rental income under non-cancelable leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases	Rental Income
2005	$124,724	$734,617	$241,535
2006	5,285	156,000	—
2007	—	—	—

Total	130,009	$890,617	$241,535

Less: amount representing interest	(2,091)

Present value of net minimum lease payments	127,918
Less: current installments	(122,710)

Obligation under capital leases, excluding current portion	$5,208

(b) Patent Assignment

On December 3, 2001, in conjunction with the acquisition of substantially all the assets of BrightStreet.com, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com has agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties, provided the Company makes a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).

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

(c) Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of December 31, 2004 management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract and intentional and negligent misrepresentation. Trifocal initially claimed approximately $126,819 in compensatory money damages, as well as additional unspecified money damages, interest, punitive damages and attorneys’ fees and costs. In

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 2003, the Company removed the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal’s breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Trifocal has since claimed that its damages are over $1 million. Pursuant to local court rules regarding alternative dispute resolution, the parties participated in mediation. Two mediation sessions were held in 2004, but no settlement has been reached by the parties. The Company denies any liability to Trifocal and plans to vigorously defend the complaint, as well as prosecute the Company’s counterclaim.

On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. The Company is pursuing in this suit claims of direct infringement, induced infringement and joint infringement against Coupons, Inc. Coupons, Inc. has answered the complaint by denying infringement and raised affirmative defenses including non-infringement, invalidity, unenforceability, laches and/or estoppels, defenses under 35 U.S.C. section 273 and other defenses. Coupons, Inc. has withdrawn some of its defenses, including unenforceability and its defenses under 35 U.S.C. section 273. No counter claims were filed against the Company by Coupons, Inc. Discovery has concluded and the parties filed motions and crossmotions for summary judgment on infringement and invalidity issues. The Court recently denied all of the summary judgment motions. The parties participated in mediation sessionin mid-March of 2005. The Court has scheduled a trial to begin in July 2005.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the year ended December 31, 2004, including no changes in the status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provide for a cross-license between the Company and CoolSavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. The Company may have to make payments of up to $700,000 to CoolSavings as follows:

•	$250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and CoolSavings, involving the CoolSavings’ patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that the Company may be entitled to a license under the CoolSavings’ patent at issue as a result of the Company’s acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between CoolSavings and BrightStreet.com regarding the same CoolSavings patent at issue in the Company’s settled litigation. CoolSavings previously filed a lawsuit to collect such $250,000 amount, but the Company understands that it later voluntarily dismissed the lawsuit without prejudice.

•	Up to $450,000 if and to the extent the CoolSavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because the possibility of the Company’s having to make this payment continues to remain remote.

(d) Employment Agreements

The Company has employment agreements with certain officers and employees. The Company also has bonus agreements with certain officers and employees as defined in the agreements.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(12) Segment Information

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

Information as to the operations of the reportable operating segments as of and for the year ended December 31, 2004 and 2003 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

2004	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,957,103	$2,429,090	$5,386,193	$—		$5,386,193
Operating loss	(8,319,798)	(750,792)	(9,070,590)	—		(9,070,590)
Depreciation and amortization	1,606,539	657,002	2,263,541	—		2,263,541
Capital expenditures	18,804	8,335	27,139	—		27,139
Assets	2,306,918	1,077,270	3,384,188	373,136	(1)	3,757,324

2003	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$3,386,115	$2,673,008	$6,059,123	$—		$6,059,123
Operating loss	(11,311,587)	(565,780)	(11,877,367)	—		$(11,877,367)
Depreciation and amortization	2,214,465	792,425	3,006,890	—		3,006,890
Capital expenditures	47,034	4,497	51,531	—		51,531
Assets	3,673,420	1,747,464	5,420,884	412,145	(1)	5,833,029

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the years ended December 31, 2004 and 2003, one of the Company’s Interactive Database Marketing Division customers, Reckitt Benckiser, contributed $1.2 million and $2.7 million, respectively, in revenue, or 22% and 45%, respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into three renewal agreements, with the most recent one expiring on December 31, 2005.

(13) Capital Stock, Stock Plans and Warrants

(a) Authorized Capital

On November 7, 2001, the Company’s Board of Directors unanimously approved, subject to stockholder approval, (i) an amendment of the Company’s Restated Certificate of Incorporation, as amended (“Restated

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Certificate of Incorporation”), to increase the total authorized capital stock from 50,000,000 shares to 130,000,000 shares in connection with an increase in the authorized common stock from 40,000,000 shares to 120,000,000 shares (this amendment will not effect a change to the 10,000,000 shares of authorized preferred stock); and (ii) an amendment to the Company’s Amended and Restated Stock Option and Incentive Plan, as amended (the “Stock Option Plan”), to increase the maximum number of shares available for issuance from 5,000,000 to 21,000,000. On November 30, 2001, holders of a majority of the outstanding shares of the Company’s common stock executed a written stockholder consent approving the amendment of the Company’s Restated Certificate of Incorporation and the amendment to the Company’s Stock Option Plan. Under applicable federal securities laws, the amendments are not effective until at least 20 days after this information statement is sent or given to the Company’s stockholders.

(b) Preferred Stock

On November 30, 2001, the Company’s proposal to amend and restate its Articles of Incorporation to authorize 10,000,000 shares of preferred stock was approved by a majority of the stockholders.

As part of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, 400,000 shares of Series B convertible preferred stock were issued. As of December 31, 2004, there were 400,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

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

Voluntary Conversion: Each share of Series B convertible preferred stock is convertible into the Company’s common stock, beginning one year after the closing date of the Consumer Review, Inc. acquisition, based upon the achievement of contractually defined revenue during the calculation period. Based upon the revenue generated by the ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock has been adjusted to 8 to 1.

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

Liquidation: Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (“Liquidation”), before any distribution or payment is made to the holders of the common stock and any other stock of the Company that is not by its terms expressly senior in right of payment to the Series B convertible preferred stock, but following any distribution or payment to the holders of the Series A

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

convertible preferred stock (which is expressly senior to the Series B convertible preferred stock), the holders of Series B convertible preferred stock will be entitled to be paid out of the assets of the Company with respect to each share of Series B convertible preferred stock held, an amount equal to the product of (i) (a) if the Liquidation is not a sale, conversion or other transfer of the Company’s stock, the average of the high and low closing prices of the Company’s common stock on the day prior to the date of such Liquidation, as such prices are reported by the SWX Swiss Exchange, after applying the CHF-USD exchange rates, as determined by 5 p.m., Swiss time on such date, by swissfirst Bank AG or (b) if the Liquidation is a sale, conversion or other transfer of the Company’s stock, the purchase price or other valuation of the Company’s common stock pursuant to such Liquidation, and (ii) the number of shares of common stock into which a share of Series B convertible preferred stock would be convertible pursuant to the conversion table above if the conversion had occurred immediately prior to such Liquidation, as appropriately adjusted for any future stock splits, stock combinations, or similar transactions affecting the Series B convertible preferred stock. If, upon any Liquidation, the assets of the Company are insufficient to make payment in full to all holders of Series B convertible preferred stock, then such assets will be distributed among the holders of Series B convertible preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. After payment in full to the holders of Series B convertible preferred stock of the aggregate liquidation preference as aforesaid, the holders of the Series B convertible preferred stock shall, as such, have no right or claim to any of the remaining assets of the Company. The following events will be considered a Liquidation: any merger, consolidation, business combination, reorganization, reclassification or recapitalization of the Company in which the Company is not the surviving entity or in which the stockholders of all classes and series of stock of the Company immediately prior to such transaction own capital stock representing less than 50% of the Company’s voting power of all classes and series of stock immediately after such transaction (an “Acquisition”); or a sale, lease or other disposition of all or substantially all of the assets of the Company (an “Asset Transfer”).

(c) Stock Incentive and Option Plan

The Company’s Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. As of December 31, 2004, there were 21,000,000 shares of common stock reserved for issuance and there were 7,971,903 options to purchase shares of common stock outstanding at a weighted average exercise price of $1.23 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of E-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

From 1997 through 2004, the following performance-based option grants were issued:

Year	Options	Price
1997	65,618	$2.50
1998	34,400	$2.50
1999	50,000	$2.50
1999	110,400	$3.50
2001	25,000	$3.40
2002	200,000	$0.50
2003	10,000	$0.55
2003	216,810	$0.14
2003	16,500	$0.41

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Compensation expense related to performance-based option grants of ($63,047) and $ 84,556 was recorded for the years ended December 31, 2004 and 2003, respectively. The credit for 2004 reflects the reversal of historical stock-based compensation expense related to terminated employees, that was recorded in excess of the expense pertaining to their options vested through termination, as well as the reversal of historical stock-based compensation expense for unearned performance-based option grants.

As allowed by FAS 123, the Company applies the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for its employee stock options, rather than the alternative fair value accounting method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the years ended December 31, 2004 and 2003, the Company recorded equity-based compensation expense, exclusive of performance based stock option compensation expense, of $511,622 and $2,542,327, respectively. These expenses relate to the difference between the fair value of the Company’s common stock on the grant date and the exercise price of options granted during 2000 through 2004. Additionally, the Company expects to incur approximately $202,000 and $153,000 and $88,000, respectively, of stock-based compensation expense during 2005, 2006 and 2007. Had compensation expense for the Company’s stock option plan been determined based upon the fair value methodology under FAS 123 the Company’s net loss applicable to common stockholders would have been adjusted to the pro forma amounts presented below:

	Year ended December 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(10,799,196)	$(12,342,190)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	448,575	2,607,576
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(1,918,302)	(2,069,647)

Pro forma net loss	$(12,268,923)	$(11,804,261)

Basic and diluted net loss per share:
As reported	$(0.19)	$(0.29)
Pro forma	(0.21)	(0.28)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options issued during 2004 and 2003, respectively: volatility factors of 75% and 120%, risk-free interest rates of 3.6% and 3%, weighted-average expected life of 5 years, and no dividend yields.

The weighted-average fair value of stock options granted during 2004 and 2003 was $0.42 and $0.53, respectively.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Number of shares	Weighted average exercise price
Balance, January 1, 2003	2,206,800	5.18
Granted	8,594,897	0.13
Exercised	(314,325)	0.13
Canceled	(689,150)	2.61

Balance, December 31, 2003	9,798,222	1.10
Granted	847,000	0.21
Exercised	(575,337)	0.13
Canceled	(2,097,982)	0.51

Balance, December 31, 2004	7,971,903	$1.23

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2004:

	Options outstanding
Range of exercise prices	Number outstanding at 12/31/2004	Weighted- average remaining contractual life	Options exercisable at 12/31/2004
$0.13 - $0.50	6,736,903	9.6 years	5,320,116
$0.54 - $0.84	203,500	9.1 years	66,000
$2.50	332,000	4.2 years	332,000
$3.50 - $3.86	78,000	4.9 years	77,500
$5.53	30,000	6.2 years	22,500
$6.50	33,000	5.5 years	33,000
$8.02 - $8.17	5,500	6.0 years	4,625
$11.21	3,000	5.8 years	3,000
$13.00	550,000	5.5 years	550,000

	7,971,903	9.0 years	6,408,741

(d) Warrants

The Company has issued warrants to purchase common shares in connection with several equity issuances: during 1997 warrants were granted in connection with the issuance of Series A convertible preferred stock, during 1999 warrants were granted in connection with the issuance of Series B convertible preferred stock and during 2000 warrants were granted in connection with the issuance of Series C convertible redeemable preferred stock. The warrants granted in 2001 were in conjunction with the acquisition of the Commerce Division and BrightStreet.com, with rights to purchase common shares of 1,860,577 and 750,000, respectively. The warrants issued in 2002 were issued in consideration of a financing commitment (see Note 3d). The warrants issued during 2003 were issued in connection with Peter Friedli’s continued support of the business and his assistance with fundraising.

The warrant issued to Inktomi Corporation, in 2001, as part of the Commerce Division acquisition was a contingent performance-based warrant that Inktomi was eligible to exercise based upon the achievement of

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

revenue targets for the Commerce Division at the end of 12 months following the closing of the acquisition. Since revenue did not meet the contractually defined revenue target, the right to exercise the earn-out warrant expired during 2002.

The warrants issued in conjunction with the BrightStreet.com acquisition consist of a warrant to purchase 500,000 shares of the Company’s common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock. The performance-based warrant was based upon the achievement of a revenue target of $7 million for BrightStreet.com during the 18 months following the closing of the acquisition. Since revenue did not meet the contractually defined revenue target, the right to exercise the performance-based warrant expired during 2003.

The following table is a roll forward of the warrants outstanding, the underlying common shares and the weighted average exercise price per share:

	Warrants	Weighted Average Exercise Price
Balance, January 01, 2003	7,357,485	0.71
Granted	345,000	0.50
Expired	(628,000)	0.14

Balance, December 31, 2003	7,074,485	0.75
Exercised	(100,000)	0.14

Balance, December 31, 2004	6,974,485	$0.76

Of the 6,974,485 balance at December 31, 2004, 729,485 were issued through December 31, 2000 with 119,485 expiring on February 18, 2005, 110,000 expiring on December 31, 2008 and 500,000 expiring on December 3, 2005. The 6,000,000 warrants issued during 2002 expire on April 7, 2008. Of the 345,000 warrants issued in 2003 that expire on December 8, 2007, 100,000 were exercised during 2004.

(14) Related Party Transaction

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

On October 8, 2002, the Company’s Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002. The warrants entitle each investor to purchase one share of the Company’s common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and ends on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, was estimated to be approximately $720,000. Two of the investors, Peter Friedli and Venturetec, are stockholders of the Company and pursuant to the terms of the private placement each received 1,000,000 warrants. As part of this financing, in March 2003, the Company

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow the Company to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of the Company’s assets. Subsequent to the issuance of these promissory notes, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the credit facility available to the Company under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million. As part of the syndication process, through December 31, 2004, the Company issued convertible promissory notes totaling $10,500,000 (see Note 9 above for further details).

Venturetec and Pine were debenture holders in Consumer Review, Inc. Therefore, as a result of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, Venturetec and Pine received 240,315 shares and 4,500 shares, respectively, of the Company’s Series B convertible preferred stock.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which has been renewed, with the most recent renewal occurring during 2004. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes, Friedli Corporate Finance, Inc. was paid fees of $705,000 during the year ended December 31, 2004 and $360,000 during the year ended December 31, 2003, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

As a member of the Company’s Board of Directors, through September 30, 2004, Peter Friedli has received 90,000 options as Director Compensation. In August 2004, the Company awarded Sean Deson 50,000 shares of its common stock for his agreement to serve as Chairman of the Board.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(15) Selected Quarterly Financial Data (unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,086,811	$1,292,747	$1,422,750	$1,583,885
Gross Profit	400,345	603,870	606,943	909,819
Operating loss	(2,928,498)	(2,902,709)	(1,868,624)	(1,370,759)
Loss before income tax	(3,186,544)	(3,272,165)	(2,361,275)	(1,979,212)
Net loss applicable to common stockholders	(3,186,544)	(3,272,165)	(2,361,275)	(1,979,212)
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.04)	$(0.03)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,621,735	$1,380,657	$1,457,411	$1,599,320
Gross Profit	852,838	607,523	764,957	967,612
Operating loss	(2,859,221)	(2,393,645)	(1,998,054)	(4,626,447)
Loss before income tax	(2,861,751)	(2,474,838)	(2,151,324)	(4,854,277)
Net loss applicable to common stockholders	(2,861,751)	(2,474,838)	(2,151,324)	(4,854,277)
Basic and diluted net loss per common share	$(0.08)	$(0.06)	$(0.05)	$(0.09)

(16) Subsequent Events

(a) Convertible Promissory Notes

As part of the Company’s syndication process, as discussed in Note 9, during January 2005, the Company issued a convertible promissory note with a principal amounts of $500,000. The terms are the same as those noted in Note 9.

(b) Series C Preferred Stock

The Company is presently in discussions with Friedli Corporate Finance for a preferred stock financing which would consist of an offering of shares of a newly created series of preferred stock designated Series C preferred stock. The Company expects that the Series C preferred stock will have an 8% cumulative dividend feature and will be convertible into 10 shares of our common stock. The issue price for each share of Series C preferred stock is expected to be $4.00 per share. The Series C preferred stock will have a liquidation feature providing for a payment of 2 times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. However, the aggregate dollar size and other material terms and conditions of this preferred stock financing have not been finalized and there can be no assurance that the Company will be able to consummate this proposed financing on acceptable terms or at all. In connection with this financing, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) have agreed to exchange their existing convertible promissory notes for shares of the newly created Series C preferred stock. The exchange is expected to be effective on March 31, 2005. Under these exchange agreements, the Company will issue shares of Series C preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

exchange, the notes will be immediately cancelled and the Company will owe no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder would receive a warrant to purchase shares of the Company’s common stock, which would be exercisable on or after February 2, 2009 only if the shares of Series C preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant would equal twenty percent below the average of the Market Prices (as determined in accordance with the proposed Certificate of Designations for the Series C preferred stock) for the five trading days prior to, but not including, February 2, 2009. The foregoing exchanges are expected to occur even if the proposed preferred stock financing is not consummated.

The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that the Company owes each Noteholder under their convertible promissory notes, as well as the number of shares of Series C preferred stock being issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

Noteholders	Amount of Outstanding Principal and Interest	Number of Shares of Preferred Stock	Shares of Common Stock Underlying the Warrants
InVenture, Inc.	$5,065,288	1,266,322	2,026,115
Pine, Inc.	$2,195,090	548,773	878,035
Venturetec, Inc.	$3,198,795	799,699	1,279,518

(c) Preferred Stock Financing

In late March 2005, the Company received $900,000 related to the preferred stock financing noted above. However, as of March 29, 2005, the preferred stock associated with this financing was not yet issued.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated January 18, 2001, by and between E-centives, Inc. and Inktomi Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by E-centives on April 11, 2001).

2.2	Asset Purchase Agreement, dated December 3, 2001, by and between E-centives, Inc. and BrightStreet.com, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by E-centives on December 18, 2001).

2.3	Amended and Restated Asset Purchase Agreement, dated December 26, 2001, by and between E-centives, Inc. and BrightStreet.com, Inc. (incorporated herein by reference to Exhibit 2.1 to the Amended Current Report on Form 8-K/A filed by E-centives on January 3, 2002).

2.4	Asset Purchase Agreement, dated November 08, 2002, by and between E-centives, Inc. and Consumer Review, Inc. (incorporated herein by reference to Exhibit 2.1 to the Amended Current Report on Form 8-K filed by E-centives on December 13, 2002).

3.1(1)	Restated Certificate of Incorporation of E-centives, Inc.

3.3(1)	Amended and Restated Bylaws of E-centives, Inc.

4.1(1)	Registration Rights Agreement, dated February 18, 2000, by and among E-centives, Inc. and certain stockholders named therein.

4.2(1)	Common Stock Purchase Warrant, dated as of March 28, 2001, between E-centives, Inc. and Inktomi Corporation.

4.3(1)	Warrant to Purchase Common Stock, dated as of December 3, 2001, between E-centives, Inc. and BrightStreet.com, Inc.

4.4(1)	Warrant to Purchase 500,000 shares of Common Stock, dated as of December 3, 2001, between E-centives, Inc. and BrightStreet.com, Inc.

4.5(2)	Form of Warrant to Purchase shares of Common Stock between E-centives, Inc. and certain holders of such warrants.

4.6(3)	Amendment to Form of Warrant to Purchase shares of Common Stock between E-centives and certain holders of such warrants.

10.1(1)	1996 Stock Incentive Plan.

10.2(1)	Lease Agreement, dated September 23, 1997, by and between E-centives, Inc. and Democracy Associates Limited Partnership, as amended and modified on June 29, 2000.

10.3	Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the E-centives’ Registration Statement on Form S-8 (Registration No. 333-58244))

10.4	Modification, Assignment and Assumption Agreement, dated November 1, 2001, by and among E-centives, Inc., BrightStreet.com, Inc. and Pentech Financial Services, Inc. (incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-K filed by E-centives on March 31, 2003).

10.5(4)	Convertible Promissory Note dated as of March 18, 2003 by E-centives to the order of Friedli Corporate Finance, Inc. and/or InVenture Inc.

10.6*	Amendment to Convertible Promissory Note dated as of June 2003 by E-centives, Friedli Corporate Finance, Inc. and InVenture Inc.

10.7*	Convertible Promissory Note dated as of March 25, 2004 by E-centives to the order of Friedli Corporate Finance, Inc. and/or InVenture Inc.

23.1*	Consent of BDO Seidman, LLP.

Exhibit Number	Description
23.2*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42574).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 27, 2002 (Registration No. 000-31559).
(3)	Incorporated by reference to the Registrant’s Form 8-K/A filed on January 16, 2003 (Registration No. 000-31559).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003 (Registration No. 000-31559).
*	Filed or furnished with this report.