Form 10QSB
period 2005-03-31
E CENTIVES INC
filed 2005-05-16
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of April 29, 2005, there were 58,809,196 shares of the registrant’s common stock outstanding.

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$310,203	$303,136
Accounts receivable, net of allowance for doubtful accounts of $72,066 and $64,081 at March 31, 2005 and December 31, 2004, respectively	971,494	1,370,240
Other receivables	11,129	28,848
Prepaid expenses	148,993	93,636
Restricted cash	70,000	70,000

Total current assets	1,511,819	1,865,860
Property and equipment, net	229,302	257,723
Other intangible assets, net	388,572	534,286
Deferred financing fee	307,190	1,088,455
Other assets	11,000	11,000

Total assets	$2,447,883	$3,757,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,904,216	$3,060,148
Accrued expenses	773,218	1,002,691
Deferred revenue	586,228	254,669
Current portion of capital leases	83,052	122,710
Other liabilities	544,072	672,475

Total current liabilities	3,890,786	5,112,693
Capital leases, net of current portion	1,408	5,208
Long-term debt	1,250,000	10,500,000
Other long-term liabilities	197,274	814,452

Total liabilities	5,339,468	16,432,353

Commitments and contingencies
Stockholders’ deficit:
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares authorized, issued and outstanding at March 31, 2005 and December 31, 2004.	4,000	4,000
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized, 2,739,986 and 0 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	27,400	—
Common stock, $.01 par value, 120,000,000 shares authorized, 58,809,196 and 58,388,946 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	588,092	583,889
Additional paid-in capital	137,702,276	126,627,098
Accumulated deficit	(141,213,353)	(139,890,016)

Total stockholders’ deficit	(2,891,585)	(12,675,029)

Total liabilities and stockholders’ deficit	$2,447,883	$3,757,324

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2005	2004
	(unaudited)
Revenue	$1,484,718	$1,086,811
Operating expenses:
Cost of revenue	750,262	686,466
Product development, exclusive of stock-based compensation	257,510	425,530
General and administrative, exclusive of stock-based compensation	954,691	2,266,549
Sales and marketing, exclusive of stock-based compensation	374,804	465,219
Stock-based compensation:
Product development	3,507	27,232
General and administrative	26,010	118,068
Sales and marketing	10,284	26,245

Loss from operations	(892,350)	(2,928,498)
Interest expense	(432,184)	(258,344)
Interest income	1,197	298

Loss before income taxes	(1,323,337)	(3,186,544)
Income taxes	—	—

Net loss	$(1,323,337)	$(3,186,544)

Basic and diluted net loss per common share	$(0.02)	$(0.06)
Shares used to compute basic and diluted net loss per common share	58,599,178	57,714,095

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2005	2004
	(unaudited)
Cash flows used in operating activities:
Net loss	$(1,323,337)	$(3,186,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,415	661,065
Amortization of deferred financing fee	831,265	91,251
Stock-based compensation	39,801	171,544
Issuance of common stock to Board of Directors	77,822	—
Provision for doubtful accounts	6,000	5,000
(Increase) decrease in:
Accounts receivable	392,746	1,049,711
Prepaid expenses and other current assets	(55,357)	5,328
Other receivables	17,719	—
Increase (decrease) in:
Accounts payable	(1,155,932)	407,928
Deferred revenue	331,559	(280,880)
Accrued expenses and other liabilities	(665,881)	157,148

Net cash used in operating activities	(1,295,180)	(918,449)

Cash flows from investing activities:
Decrease in restricted cash	—	16,220
Acquisition of property and equipment	(34,280)	(3,252)
Purchase of intangible asset	—	(7,076)

Net cash (used in) provided by investing activities	(34,280)	5,892

Cash flows from financing activities:
Payments on obligations under capital lease	(43,458)	(79,405)
Proceeds from issuance of debt	900,000	1,300,000
Debt issuance costs	(50,000)	(130,000)
Proceeds from issuance of Series C convertible preferred stock	500,767	—
Exercise of stock options	29,218	13,476

Net cash provided by financing activities	1,336,527	1,104,071

Net increase in cash and cash equivalents	7,067	191,514
Cash and cash equivalents, beginning of period	303,136	285,076

Cash and cash equivalents, end of period	$310,203	$476,590

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,899	$5,512

Supplemental disclosure of non-cash investing and financing activities:

During March 2005, convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000 was exchanged for 2,614,793 shares of Series C convertible preferred stock.

During February 2004, the Company entered into a capital lease for approximately $24,000.

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS

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

One of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed 29% and 28%, respectively, of the Company’s revenue for the three months ended March 31, 2005 and 2004. The customer’s initial contract expired in October 2002 and the customer subsequently signed three annual renewal agreements, with the most recent renewal expiring on December 31, 2005. Due to the lower scope of work to be performed by the Company, and the customer’s savings through automation, the fixed fees associated with the renewal agreements have been lower than the original agreement. However, fees have increased and may continue to increase with the addition of new countries, brands and services with the customer. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company currently anticipates that future revenues and cash from existing financing sources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the first quarter of 2006. This forecast is based on the Company’s plan to use funds from the financing commitment described as follows. Friedli Corporate Finance provided a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate, of which $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. As of March 31, 2005, the Company had borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, that consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Company is authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share. On March 31, 2005, 2,614,794 shares of the Series C convertible preferred stock were issued in exchange for certain of the Company’s convertible promissory notes and associated accrued interest.

If Friedli Corporate Finance is unable to fulfill its financing commitment or the Company is not offered financing on acceptable terms and conditions, the Company may not be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to continue operations. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund the Company’s future expansion or to make acquisitions. The Company cannot be certain that additional financing will be available on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek a buyer for its assets.

(b) Basis of Presentation

These unaudited Financial Statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-KSB. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-KSB for fiscal year 2004.

In the opinion of the Company, the accompanying unaudited Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2005 and the results of operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three month periods ended March 31, 2005 and 2004.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(c) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 67% and 46% of the Company’s revenue for the three months ended March 31, 2005 and 2004, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of ConsumerREVIEW.com’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of ConsumerREVIEW.com’s websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 33% and 54% of the Company’s total revenue for three months ended March 31, 2005 and 2004, respectively.

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

(g) Recent New Accounting Pronouncements

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

In December 2004, the FASB issued FAS 153, Exchanges of Non-monetary Assets, which amends APB Opinion No. 29, Accounting for Non-monetary Transactions, which requires a non-monetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. FAS 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of FAS 153 will have a material impact on its financial statements.

(2) RESTRICTED CASH

The Company’s restricted cash as of March 31, 2005 and December 31, 2004 relate to a letter of credit associated with their Bethesda, Maryland office. As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of March31, 2005, the balance was $70,000 and it will remain at that value until the expiration of the lease.

(3) CONVERTIBLE PROMISSORY NOTES

The Company’s long-term debt of $1,250,000 and other long-term liabilities of $197,274 at March 31, 2005, consist of the principal balance and final payment charges, respectively, associated with convertible promissory notes issued from May 2003 through February 2004. The terms of the notes include, among other things:

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

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes outstanding as of March 31, 2005 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.1998 CHF per one U.S. Dollar as of March 31, 2005), the aggregated number of shares issued upon such conversion would be approximately 750,000.

The $1,250,000 of long-term debt matures at various dates from May 2006 through February 2007. If the Company holds this long-term debt to maturity, a final payment charge of $375,000 will be due at various dates from May 2006 through February 2007.

On March 31, 2005, convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,793 shares of Series C convertible preferred stock (see Note 8 for further details).

(4) ACQUISITION

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

Information as to the operations of the reportable operating segments as of and for the three months ended March 31, 2005 and 2004 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

March 31, 2005	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$989,591	$495,127	$1,484,718	$—		$1,484,718
Operating loss	(1,041,785)	(281,552)	(1,323,337)	—		(1,323,337)
Depreciation and amortization	59,495	148,920	208,415	—		208,415
Capital expenditures	21,491	12,789	34,280	—		34,280
Assets	1,353,040	714,640	2,067,680	380,203	(1)	2,447,883

March 31, 2004	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$495,240	$591,571	$1,086,811	$—		$1,086,811
Operating loss	(2,669,728)	(258,770)	(2,928,498)	—		(2,928,498)
Depreciation and amortization	474,622	186,065	661,065	—		661,065
Capital expenditures	3,252	—	3,252	—		3,252
Assets	2,425,836	1,341,996	3,767,832	587,439	(1)	4,355,271

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the three months ended March 31, 2005 and 2004, one of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed $427,000 and $300,000, respectively, in revenue, or 29% and 28%, respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into three renewal agreements, with the most recent one expiring on December 31, 2005.

No other customer represented 10% or more of the Company’s revenue for three months ended March 31, 2005 and 2004.

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

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of March 31, 2005, the maximum guarantee on this property is approximately $163,000. The sub-leases expire in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(7) LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of business. Other than the matters described below, as of March 31, 2005 management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights of which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, the Company will receive an aggregate of $1 million dollars over the next two years in exchange for a release from us for all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement.

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings, including no changes in the status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provide for a cross-license between the Company and CoolSavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. The Company may have to make payments of up to $700,000 to CoolSavings as follows:

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

(8) RELATED PARTY TRANSACTIONS

Peter Friedli, one of the Company’s stockholders and directors, has relationships with several of the Company’s investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., a consulting company that is utilized by the Company.

In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of the Company’s common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of March 31, 2005, the Company received $500,000 and issued 125,192 shares of Series C convertible preferred stock to InVenture, Inc.

In connection with preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, the Company issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the convertible promissory notes were immediately cancelled and the Company owes no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the Company’s common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will be equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that the Company owed each Noteholder under their convertible promissory notes, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

Noteholders	Amount of Outstanding Principal and Interest	Number of Shares of Preferred Stock	Shares of Common Stock Underlying the Warrants
InVenture, Inc.	$5,065,288	1,266,322	2,026,115
Pine, Inc.	$2,195,090	548,773	878,035
Venturetec, Inc.	$3,198,795	799,699	1,279,518

On March 29, 2005 the Company received a bridge loan from Peter Friedli that was paid back with interest on April 27, 2005.

On October 8, 2002, the Company’s Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002. The warrants entitle each investor to purchase one share of the Company’s common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and ends on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, was estimated to be approximately $720,000. Two of the investors, Peter Friedli and Venturetec, are stockholders of the Company and pursuant to the terms of the private placement each received 1,000,000 warrants. As part of this financing, in March 2003, the Company executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow the Company to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of the Company’s assets. Subsequent to the issuance of these promissory notes, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the credit facility available to the Company under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million. As part of the syndication process, through March 31, 2005, the Company issued convertible promissory notes totaling $11,000,000 (see Note 3 above for further details). As previously mentioned, on March 31, 2005, convertible promissory notes totaling $9,750,000, along with accrued interest, was exchanged for Series C convertible preferred stock.

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of the Company’s acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of the Company’s Series B convertible preferred stock.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which has been renewed several times, with the most recent renewal occurring during 2004. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc. was due $100,000 during the three months ended March 31, 2005, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through March 31, 2005, as non-employee members of the Company’s Board of Directors, Peter Friedli has received 100,000 shares of common stock and 90,000 options and Sean Deson has received 150,000 shares of common stock.

(9) RECENT DEVELOPMENTS

Appointment of new CEO and Chairman

On April 6, 2005 Kamran Amjadi was appointed Chairman of the Board of Directors and Chief Executive Officer. Mr. Amjadi, a co-founder of the Company, was the Company’s Chief Executive Officer from inception in August 1996 until he resigned in June 2004, and since then had remained involved with the Company as a consultant. The Board of Directors unanimously determined that it was in the best interests of the Company and the Company’s stockholders for Mr. Amjadi to rejoin the Company as Chairman and Chief Executive Officer.

The Company had previously transitioned the roles of Chief Executive Officer from Mr. Amjadi to co-founder Dadi Akhavan and Chairman to Sean Deson. Mr. Akhavan continues in his position as President and assumed the newly created role of Chief Marketing Officer and Mr. Deson remains as a director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our report on Forms 10-KSB filed with the SEC, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

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

For financial information regarding our reportable segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 5 of the Notes to Financial Statements.

To date we have not been profitable, incurring net losses of $1.3 million for the three months ended March 31, 2005 and net losses of $10.8 million, $12.3 million and $17.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. These have included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

One of our Interactive Database Marketing customers, Reckitt Benckiser, contributed 29% and 28%, respectively, of our revenue for the three months March 31, 2005 and 2004. This customer’s initial contract expired in October 2002 and the customer subsequently signed three annual renewal agreements, with the most recent renewal expiring on December 31, 2005. Due to the lower scope of work to be performed and the customer’s savings through automation, the fixed fees associated with the renewal agreements have been lower than the original agreement. However, fees have increased and may continue to increase with the addition of new countries, brands and services with the customer. Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We believe that as more consumers use the Internet and as the economy continues to recover, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs.

We continue to expand our list of clients and focus on further building our products and services through internal development and corporate acquisition. We gain additional new clients through our internal sales force, and expand our relationship with existing clients through the provision of additional products and services. We have recently renewed agreements with key clients, including with Reckitt Benckiser whose renewal also included the addition of a new division and expansion of the solutions we provide to them.

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

We believe that the combination of expense reduction and control measures, new sales and client services resources and the pursuit of additional acquisitions, will enable us to achieve profitability, although there can be no assurances as to the timing or effectiveness of any such efforts. We are continuing to work with Friedli Corporate Finance for additional financing necessary to fund our operations. Our revenues are insufficient to cover our operating costs and we are therefore dependent on Friedli Corporate Finance to fund our current operations. If we do not receive the proceeds from the financing commitments or obtain addition funding with Friedli Corporate Finance as discussed in this report, we may not be able to obtain replacement or additional financing on acceptable terms or at all. In such event, we would not be able to continue our operations, which could result in the full loss of your investment in us. (See “Liquidity and Capital Resources” below for further details.)

Critical Accounting Policies

Our significant accounting policies are described fully in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, estimating the allowance for doubtful accounts and impairment of long-lived and amortizable intangible assets. These policies are discussed in Item 6 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. The impact of any associated risks related to these policies on our business operations is discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In December 2004, the FASB issued FAS 153, Exchanges of Non-monetary Assets, which amends APB Opinion No. 29, Accounting for Non-monetary Transactions, which requires a non-monetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. FAS 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of FAS 153 will have a material impact on our financial statements.

Related Party Transactions

Peter Friedli, one of our stockholders and a director, has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., a company that provides us with with our existing financing commitment and consulting services.

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which financing consists of an offering of shares of a newly created series of convertible preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. As of April 29, 2005, we received $2,000,000 and issued 500,192 shares of Series C convertible preferred stock to InVenture, Inc. and US Venture 05, Inc. as part of the Series C preferred stock financing.

In connection with preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes (see below for details on the convertible promissory notes) for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, we issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the notes were immediately cancelled and we owe no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the our common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will be equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that we owed each Noteholder under their convertible promissory notes, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

Noteholders	Amount of Outstanding Principal and Interest	Number of Shares of Preferred Stock	Shares of Common Stock Underlying the Warrants
InVenture, Inc.	$5,065,288	1,266,322	2,026,115
Pine, Inc.	$2,195,090	548,773	878,035
Venturetec, Inc.	$3,198,795	799,699	1,279,518

On March 29, 2005 we received a $400,000 bridge loan from Peter Friedli, which was paid back with interest of approximately $2500 on April 27, 2005.

On October 8, 2002, our Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment. Two of the investors were Peter Friedli and Venturetec, and each received warrants to purchase 1,000,000 shares of our common stock . As part of this financing, in March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allowed us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon was secured by substantially all of our assets. Subsequent to the issuance of these promissory notes, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issued to third parties through syndication would reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, would continue to be available to us under the initial $6 million commitment. During March 2004, the credit arrangement available to us under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million, pursuant to amended notes. As part of the syndication process, through March 31, 2005 we issued convertible promissory notes totaling $11,000,000. As noted above, on March 31, 2005, convertible promissory notes totaling $9,750,000, along with associated accrued interest, were exchanged for Series C convertible preferred stock.

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2008, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and preferred stock financing, through April 29, 2005, Friedli Corporate Finance, Inc. was paid fees totaling $1,165,000. Friedli Corporate Finance, Inc. has indicated to us that these fees will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through March 31, 2005, as non-employee members of our Board of Directors, Peter Friedli has received 100,000 shares of our common stock and 90,000 options and Sean Deson has received 150,000 shares of our common stock.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended March 31, 2005 and 2004.

Revenue. Revenue for the first quarter of 2005 was $1,485,000, a $398,000 increase from $1,087,000 for the first quarter of 2004.

Our Interactive Database Marketing division contributed $990,000 in revenue for the three months ended March 31, 2005, an increase of $494,000 from the same period in 2004. The increase in revenue was primarily the result of the increase in our customer base, of which $54,000 was related to the acquisition of Collabrys that occurred in June 2004.

The ConsumerREVIEW.com division generated $495,000 in revenue for the three months ended March 31, 2005, a decrease of $96,000 from the same period in 2004. Advertising revenue was lower by $19,000 and e-commerce related revenue was lower by $77,000.

We are continuing to focus on increasing the revenue generated from our Interactive Database Marketing business segment by growing the level and types of technologies and services we provide to our existing clients, as well as acquiring new clients. Our ConsumerREVIEW.com division also plans to grow traffic to its various sites coupled with increased number of advertiser clients.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $750,000 in cost of revenue for the three months ended March 31, 2005 was an increase of $64,000 over the $686,000 for the three months ended March 31, 2004. Although network and hosting charges were lower due to the consolidation of space, personnel related expenses were higher.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses decreased by $168,000 to $258,000 for the three months ended March 31, 2005, compared to $426,000 for the three months ended March 31, 2004. The decrease is primarily attributable to the reduction in product development personnel due to cost reduction initiatives.

Our product development expenses are expected to remain at current levels, as we do not expect to significantly increase the number of personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as executive officers. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses decreased by $1,312,000 to $955,000 for the three months ended March 31, 2005, compared to $2,267,000 for the three months ended March 31, 2004. This decrease in expense is primarily the effect of lower professional fees for the quarter ended March 31, 2005 due to the reversal of prior year’s expense associated with payment agreements with several professional service vendors. In addition, rent, amortization and depreciation were lower for the first quarter of 2005.

We expect that our general and administrative expenses will stay at the similar levels and may decrease as our patent infringement litigation has come to an end.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $90,000 to $375,000 for the three months ended March 31, 2005, compared to $465,000 for the three months ended March 31, 2004. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing efforts, including a reduction in the number of marketing personnel.

Our sales and marketing expenses are expected to stay at the current levels until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expense was $40,000 for the three months ended March 31, 2005, compared to $172,000 for the three months ended March 31, 2004. The lower expense was the result of options fully vesting and options being cancelled for employees who had not fully vested due to termination of employment.

Interest Expense. Interest expense primarily consists of interest related to the convertible promissory notes we began issuing in the second quarter of 2003, deferred financing fee amortization and interest for financing agreements. Interest expense of $432,000 for the three months ended March 31, 2005 was $174,000 higher than the interest expense for the three months ended March 31, 2004. This increase is the net effect of the reversal of accrued interest on convertible promissory notes that were exchanged for Series C convertible preferred stock in March 2005 and the accelerated amortization of the deferred financing fees associated with the exchanged convertible promissory notes.

Net loss. Net loss of $1,323,000 for the three months ended March 31, 2005 was an improvement of $1,863,000 in comparison to a net loss of $3,186,000 for the three months ended March 31, 2004. As described above, revenue was higher by $398,000, operating expenses were lower by $1,638,000 and interest expense was higher by $174,000.

We believe that our net loss will decrease in the future due to increased revenue and consistent operating costs..

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX Swiss Exchange. Through these financing activities, we raised net proceeds of approximately $82.5 million. In late 2001, we closed a rights offering in which we received approximately $12.6 million in net proceeds during 2001, and the remaining net proceeds of the rights offering of $9.6 million was received during the second quarter of 2002.

In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of the convertible promissory notes issued to third parties through the syndication process reduced, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, would continue to be available to us under the initial $6 million commitment. Through March 31, 2005 we issued convertible promissory notes totaling $11,000,000.

In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, that consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. As of April 29, 2005, we received $2,000,000 in new funding and issued 500,192 shares of Series C convertible preferred stock to InVenture, Inc. and US Venture 05, Inc. as part of the Series C preferred stock financing. On March 31, 2005 convertible promissory notes totaling $9,750,000, along with associated accrued interest, was exchanged for Series C convertible preferred stock (see “Related Party Transactions” for additional details).

On March 31, 2005, we held $310,000 in cash and cash equivalents. In addition, we had restricted cash of $70,000 in the form of a certificate of deposit that serves as collateral for a letter of credit commitment to secure our lease payment obligations for our Bethesda, Maryland offices.

Cash used in operating activities for three months ended March 31, 2005 was $1,295,000, an increase of $377,000 over the $918,000 for the three months ended March 31, 2004. Although net loss improved by $1,863,000, the decrease in accounts payable and accrued expenses decreases of $2,387,000 helped contribute to the increase in cash used in operating activities.

Investing activities for the three months ended March 31, 2005 used $34,000 in cash, while for the three months ended March 31, 2004 it provided $6,000 in cash. Cash used in investing activities for the three months ended March 31, 2005 represented the purchase property and equipment. Cash provided by investing activities for the three months ended March 31, 2004 included a decrease in restricted cash of $16,000 due a reduction in the letter of credit commitment related to our D&O insurance policy, $7,000 for transaction compensation for the Patent related to the BrightStreet.com acquisition and $3,000 used to purchase property and equipment.

For the three months ended March 31, 2005, the net cash provided by financing activities was $1,337,000. Approximately $1,400,000 related to funding, consisting of $500,000 from the issuance of a convertible promissory note, $400,000 received from a bridge loan and $500,000 from the issuance of Series C convertible preferred stock. We also received $29,000 in association with the exercise of options, paid $50,000 in debt issuance costs and made payments of $43,000 under capital lease obligations. The net cash provided by financing activities of $1,104,000, for the three months ended March 31, 2004, reflected $1,300,000 received related to the issuance of convertible promissory notes and $13,000 received in association with the exercise of options, offset by $130,000 in debt issuance costs and $79,000 in payments under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2006. This forecast is based on our plan to use the funds from the financing commitment described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. As of March 31, 2005, we had borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 500,192 was issued in association with $2,000,000 in new funding and 2,614,794 was issued in exchange for existing convertible promissory notes.

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

RECENT DEVELOPMENTS

Appointment of new CEO and Chairman

On April 6, 2005 Kamran Amjadi was appointed Chairman of the Board of Directors and Chief Executive Officer. Mr. Amjadi, a co-founder of the company, was our Chief Executive Officer from inception in August 1996 until he resigned in June 2004, and since then has remained involved with us as a consultant. The Board of Directors unanimously determined that it was in the best interests of the company and our stockholders for Mr. Amjadi to rejoin us as Chairman and Chief Executive Officer.

We had previously transitioned the roles of Chief Executive Officer from Mr. Amjadi to co-founder Dadi Akhavan and our Chairman to Sean Deson. Mr. Akhavan continues in his position as President and assumed the newly created role of Chief Marketing Officer and Mr. Deson remains as a director.

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

On or about November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, we will receive an aggregate of $1 million dollars over the next two years in exchange for a release from us for all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents, pursuant to which we may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement.

There have been no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings, including no changes in the status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provided for a cross-license between CoolSavings and us for each of the patents in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. In addition, we may have to make payments of up to $700,000 to CoolSavings as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Series C Convertible Preferred Stock

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. We are authorized to issue 5,000,000 shares of the Series convertible C preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of April 29, 2005, we received $2,000,000 and issued 500,192 shares of Series C convertible preferred stock to InVenture, Inc. and US Venture 05, Inc.

In connection with preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, we issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the notes were immediately cancelled and we owe no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the our common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will be equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that we owed each Noteholder under their convertible promissory notes, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

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

Options

During the three months ended March 31, 2005, we granted options to purchase a total of 190,000 shares of common stock, under the amended and restated Stock Option and Incentive Plan to certain of our employees. During that period, 220,250 options were exercised to purchase shares of common stock and 340,500 options to purchase shares of common stock were forfeited by employees leaving the company.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Series C Preferred Stock of E-centives, Inc. as filed in the Office of the Secretary of State of Delaware on March 21, 2005 (incorporated herein by reference to Exhibit 3.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

10.1	Form of Exchange Agreement between the Company and Noteholder (incorporated herein by reference to Exhibit 10.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)