Form 10QSB
period 2005-06-30
E CENTIVES INC
filed 2005-08-12
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of August 1, 2005, there were 62,048,956 shares of the registrant’s common stock outstanding.

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$417,325	$303,136
Accounts receivable, net of allowance for doubtful accounts of $86,588 and $64,081 at June 30, 2005 and December 31, 2004, respectively	1,520,767	1,370,240
Other receivables	21,090	28,848
Prepaid expenses	122,740	93,636
Restricted cash	70,000	70,000

Total current assets	2,151,922	1,865,860
Property and equipment, net	187,327	257,723
Other intangible assets, net	242,857	534,286
Deferred financing fee	235,523	1,088,455
Other assets	11,000	11,000

Total assets	$2,828,629	$3,757,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,543,102	$3,060,148
Accrued expenses	680,388	1,002,691
Deferred revenue	819,867	254,669
Current portion of capital leases	40,680	122,710
Other liabilities	122,225	672,475

Total current liabilities	3,206,262	5,112,693
Capital leases, net of current portion	—	5,208
Long-term debt	1,250,000	10,500,000
Other long-term liabilities	228,438	814,452

Total liabilities	4,684,700	16,432,353

Commitments and contingencies
Stockholders’ deficit:
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares authorized, 0 and 400,000 shares issued and outstanding at June 30, 2005 and December 31, 2004.	—	4,000
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized, 3,239,986 and 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	32,400	—
Common stock, $.01 par value, 120,000,000 shares authorized, 62,048,956 and 58,388,946 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	620,490	583,889
Additional paid-in capital	139,717,554	126,627,098
Accumulated deficit	(142,226,515)	(139,890,016)

Total stockholders’ deficit	(1,856,071)	(12,675,029)

Total liabilities and stockholders’ deficit	$2,828,629	$3,757,324

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenue	$1,513,218	$1,292,747	$2,997,936	$2,379,558
Operating expenses:
Cost of revenue	708,109	688,877	1,458,371	1,375,343
Product development, exclusive of stock-based compensation	235,312	357,933	492,822	783,463
General and administrative, exclusive of stock-based compensation	1,078,669	2,548,586	2,033,360	4,815,135
Sales and marketing, exclusive of stock-based compensation	332,618	418,756	707,422	883,975
Stock-based compensation:
Product development	6,645	(13,866)	10,152	13,366
General and administrative	23,415	158,586	49,425	276,654
Sales and marketing	11,738	36,584	22,022	62,829

Loss from operations	(828,288)	(2,902,709)	(1,775,638)	(5,831,207)
Interest expense	(131,882)	(369,737)	(564,066)	(628,081)
Interest income	2,007	281	3,204	579

Loss before income taxes	(1,013,163)	(3,272,165)	(2,336,500)	(6,458,709)
Income taxes	—	—	—	—

Net loss	$(1,013,163)	$(3,272,165)	$(2,336,500)	$(6,458,709)

Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.04)	$(0.11)
Shares used to compute basic and diluted net loss per common share	60,013,852	57,762,859	59,310,696	57,738,477

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2005	2004
	(unaudited)
Cash flows used in operating activities:
Net loss	$(2,336,500)	$(6,458,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400,161	1,242,493
Amortization of deferred financing fee	902,932	200,395
Stock-based compensation	81,599	352,849
Issuance of common stock	80,010	—
Provision for doubtful accounts	9,000	10,000
(Increase) decrease in:
Accounts receivable	(159,527)	615,013
Prepaid expenses and other current assets	(29,104)	(98,321)
Other receivables	7,758	(1,137)
Increase (decrease) in:
Accounts payable	(1,467,047)	776,216
Deferred revenue	565,198	107,298
Accrued expenses and other liabilities	(749,392)	302,136

Net cash used in operating activities	(2,694,912)	(2,951,767)

Cash flows from investing activities:
Decrease in restricted cash	—	16,220
Acquisition of property and equipment	(38,336)	(14,796)
Acquisition of Collabrys	—	(15,000)
Purchase of intangible asset	—	(13,318)

Net cash used in investing activities	(38,336)	(26,894)

Cash flows from financing activities:
Payments on obligations under capital lease	(87,238)	(159,784)
Proceeds from issuance of debt	900,000	3,300,000
Payment of debt	(400,000)	—
Debt issuance costs	(100,000)	(330,000)
Proceeds from issuance of Series C convertible preferred stock	2,500,767	—
Exercise of stock options	33,908	13,476

Net cash provided by financing activities	2,847,437	2,823,692

Net increase (decrease) in cash and cash equivalents	114,189	(154,969)
Cash and cash equivalents, beginning of period	303,136	285,076

Cash and cash equivalents, end of period	$417,325	$130,107

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,018	$130,107

Supplemental disclosure of non-cash investing and financing activities:

During May 2005, 400,000 shares of Series B convertible preferred stock automatically converted into an aggregate of 3,200,000 shares of common stock.

During March 2005, convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000 were exchanged for 2,614,793 shares of Series C convertible preferred stock.

During February 2004 and June 2004, the Company entered into a capital leases for approximately $24,000 and $19,000, respectively.

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

E-centives, Inc. (“E-centives” or the “Company”) was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its articles of incorporation to change its name to Emaginet, Inc. and again, in March 1999, the Company amended its certificate of incorporation to change its name to E-centives, Inc.

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

One of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed 31% and 25%, respectively, of the Company’s revenue for the six months ended June 30, 2005 and 2004. The customer’s initial contract expired in October 2002 and the customer subsequently signed three annual renewal agreements, with the most recent renewal expiring on December 31, 2005. Due to the lower scope of work to be performed by the Company, and the customer’s savings through automation, the fixed fees associated with the renewal agreements have been lower than the original agreement. However, overall fees have increased and may continue to increase with the addition of new countries, brands and services with the customer. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company currently anticipates that future revenues and cash from existing financing sources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the second quarter of 2006. This forecast is based on the Company’s plan to use funds from the financing commitment described as follows. Friedli Corporate Finance provided a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate, of which $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. The Company borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, that consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Company is authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share. On March 31, 2005, 2,614,794 shares of the Series C convertible preferred stock were issued in exchange for certain of the Company’s convertible promissory notes and associated accrued interest.

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

(b) Basis of Presentation

These unaudited Financial Statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required in the financial statements included in the Company’s annual report on Form 10-KSB. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s annual report on Form 10-KSB for fiscal year 2004.

In the opinion of the Company, the accompanying unaudited Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2005 and the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(c) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 65% and 52% of the Company’s revenue for the six months ended June 30, 2005 and 2004, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of ConsumerREVIEW.com’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of ConsumerREVIEW.com’s websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 35% and 48% of the Company’s total revenue for the six months ended June 30, 2005 and 2004, respectively.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 14. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional despite uncertainty regarding the timing or method of settlement, including those that may be conditional on a future event. Accordingly, entities are required to recognize a liability for a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available. The Company does not believe the adoption of FIN 47 will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle as if that principle had always been used. In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should be recognized in the period of the accounting change. SFAS 154 will be effective for fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes the Company may initiate in future periods, if any.

(2) RESTRICTED CASH

The Company’s restricted cash as of June 30, 2005 and December 31, 2004 relate to a letter of credit associated with their Bethesda, Maryland office. As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. As of June 30, 2005, the balance was $70,000 and it will remain at that value until the expiration of the lease, which is in September 2005.

(3) CONVERTIBLE PROMISSORY NOTES

The Company’s long-term debt of $1,250,000 and other long-term liabilities of $228,438 at June 30, 2005, consist of the principal balance and final payment charges, respectively, associated with convertible promissory notes issued from May 2003 through February 2004. The terms of the notes include, among other things:

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

The number of shares of common stock to which the holders of the convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes outstanding as of June 30, 2005 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2825 CHF per one U.S. Dollar as of June 30, 2005), the aggregated number of shares issued upon such conversion would be approximately 801,600.

The $1,250,000 of long-term debt matures at various dates from May 2006 through February 2007. If the Company holds this long-term debt to maturity, a final payment charge of $375,000 will be due at various dates from May 2006 through February 2007.

On March 31, 2005, convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,793 shares of Series C convertible preferred stock (see Notes 4 and 9 for further details).

(4) SERIES C CONVERTIBLE PREFERRED STOCK

In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of the Company’s common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of June 30, 2005, the Company received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock.

In connection with the preferred stock financing, on March 31, 2005, certain of our convertible promissory noteholders (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, the Company issued 2,614,793 shares of Series C convertible preferred stock in exchange for convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the Company’s common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will be equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009.

On June 30, 2005, the cumulative dividend value of the undeclared dividends was approximately $228,000.

(5) ROYALTY

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

(6) SEGMENT INFORMATION

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

Information as to the operations of the reportable operating segments as of and for the six months ended June 30, 2005 and 2004 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

June 30, 2005	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$1,960,831	$1,037,105	$2,997,936	$—		$2,997,936
Operating loss	(1,400,734)	(374,904)	(1,775,638)	—		(1,775,638)
Depreciation and amortization	101,677	298,484	400,161	—		400,161
Capital expenditures	25,547	12,789	38,336	—		38,336
Assets	1,753,022	588,282	2,341,304	487,325	(1)	2,828,629

June 30, 2004	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$1,226,077	$1,153,481	$2,379,558	$—		$2,379,558
Operating loss	(5,297,489)	(533,718)	(5,831,207)	—		(5,831,207)
Depreciation and amortization	882,408	360,005	1,242,493	—		1,242,493
Capital expenditures	14,796	—	14,796	—		14,796
Assets	2,674,987	1,188,428	3,863,415	240,956	(1)	4,104,371

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the six months ended June 30, 2005 and 2004, one of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed $921,000 and $605,000 (or 31% and 25%), respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into three renewal agreements, with the most recent one expiring on December 31, 2005. This customer also represented approximately $762,000 of the $1,447,000 net accounts receivable balance as of June 30, 2005. The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

No other customer represented 10% or more of the Company’s revenue for six months ended June 30, 2005 and 2004.

(7) GUARANTEES AND INDEMNIFICATIONS

Effective December 31, 2002, the Company adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications the Company issues or modifies subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

The Company guarantees the payment of sublease rentals to its Landlord on the property that it sublets. As of June 30, 2005, the maximum guarantee on this property is approximately $81,000. The sub-leases expire in September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(8) LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of June 30, 2005 management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

There were no material additions to, or changes in status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provide for a cross-license between the Company and CoolSavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. The Company may have to make payments of up to $700,000 to CoolSavings as follows:

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

(9) RELATED PARTY TRANSACTIONS

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

In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of the Company’s common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of June 30, 2005, the Company received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc.

In connection with the preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, the Company issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the convertible promissory notes were immediately cancelled and the Company owes no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the Company’s common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that the Company owed each Noteholder under their convertible promissory notes, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

Noteholders	Amount of Outstanding Principal and Interest	Number of Shares of Preferred Stock	Shares of Common Stock Underlying the Warrants
InVenture, Inc.	$5,065,288	1,266,322	2,026,115
Pine, Inc.	$2,195,090	548,773	878,035
Venturetec, Inc.	$3,198,795	799,699	1,279,518

On March 29, 2005 the Company received a $400,000 bridge loan from Peter Friedli that was paid back with interest of approximately $2,500 on April 27, 2005.

On October 8, 2002, the Company’s Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002.

The warrants entitle each investor to purchase one share of the Company’s common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and ends on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, was estimated to be approximately $720,000. Two of the investors, Peter Friedli and Venturetec, are stockholders of the Company and pursuant to the terms of the private placement each received 1,000,000 warrants. As part of this financing, in March 2003, the Company executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow the Company to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of the Company’s assets. Subsequent to the issuance of these promissory notes, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the amount available to the Company under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million. As part of the syndication process the Company issued convertible promissory notes totaling $11,000,000 (see Note 3 above for further details). As previously mentioned, on March 31, 2005, convertible promissory notes totaling $9,750,000, along with accrued interest, were exchanged for Series C convertible preferred stock.

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of the Company’s acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of the Company’s Series B convertible preferred stock.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which has been renewed several times, with the most recent renewal occurring during 2004. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc. was paid $300,000 during the six months ended June 30, 2005, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through June 30, 2005, as non-employee members of the Company’s Board of Directors, Peter Friedli has received 100,000 shares of common stock and 90,000 options and Sean Deson has received 150,000 shares of common stock.

(10) RECENT DEVELOPMENTS

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

Conversion of Series B Convertible Preferred Stock

On May 27, 2005, all outstanding shares of the Company’s Series B convertible preferred stock automatically converted into an aggregate of 3,200,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “plan”, “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our annual reports on Forms 10-KSB filed with the SEC, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

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

For financial information regarding our reportable segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 6 of the Notes to Financial Statements.

To date we have not been profitable, incurring net losses of $2.6 million for the six months ended June 30, 2005 and net losses of $10.8 million, $12.3 million and $17.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. These have included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

One of our Interactive Database Marketing customers, Reckitt Benckiser, contributed 31% and 25% of our revenue for the six months ended June 30, 2005 and 2004, respectively. This customer’s initial contract expired in October 2002 and the customer subsequently signed three annual renewal agreements, with the most recent renewal expiring on December 31, 2005. Due to the lower scope of work to be performed and the customer’s savings through automation, the fixed fees associated with the renewal agreements have been lower than the original agreement. However, overall fees have increased and may continue to increase with the addition of new countries, brands and services with the customer. Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 14. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional despite uncertainty regarding the timing or method of settlement, including those that may be conditional on a future event. Accordingly, entities are required to recognize a liability for a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available. We do not believe the adoption of FIN 147 will have a material impact on our financial statements.

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle as if that principle had always been used. In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should be recognized in the period of the accounting change. SFAS 154 will be effective for fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes we may initiate in future periods, if any.

Related Party Transactions

Peter Friedli, one of our stockholders and a director, has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., a company that provides us with our existing financing commitment and provides consulting services to us.

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which financing consists of an offering of shares of a newly created series of convertible preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. As of June 30, 2005, we received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc as part of the Series C preferred stock financing.

In connection with the preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes (see below for details on the convertible promissory notes) for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, we issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the notes were immediately cancelled and we owe no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the our common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will be equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that we owed each Noteholder under their convertible promissory notes, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

Noteholders	Amount of Outstanding Principal and Interest	Number of Shares of Preferred Stock	Shares of Common Stock Underlying the Warrants
InVenture, Inc.	$5,065,288	1,266,322	2,026,115
Pine, Inc.	$2,195,090	548,773	878,035
Venturetec, Inc.	$3,198,795	799,699	1,279,518

On March 29, 2005 we received a $400,000 bridge loan from Peter Friedli, which was paid back with interest of approximately $2,500 on April 27, 2005.

On October 8, 2002, our Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment. Two of the investors were Peter Friedli and Venturetec, Inc., and each received warrants to purchase 1,000,000 shares of our common stock. As part of this financing, in March 2003, we executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allowed us to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon was secured by substantially all of our assets. Subsequent to the issuance of these promissory notes, we, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issued to third parties through syndication would reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, would continue to be available to us under the initial $6 million commitment. During March 2004, the credit arrangement available to us under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million, pursuant to amended notes. As part of the syndication process, through March 31, 2005 we issued convertible promissory notes totaling $11,000,000. As noted above, on March 31, 2005, convertible promissory notes totaling $9,750,000, along with associated accrued interest, were exchanged for Series C convertible preferred stock.

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock.

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2008, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and preferred stock financing, through June 30, 2005, Friedli Corporate Finance, Inc. was paid fees totaling $1,215,000 (of which $300,000 was paid during the six months ended June 30, 2005). Friedli Corporate Finance, Inc. has indicated to us that these fees will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through June 30, 2005, as non-employee members of our Board of Directors, Peter Friedli has received 100,000 shares of our common stock and 90,000 options and Sean Deson has received 150,000 shares of our common stock.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended June 30, 2005 and 2004.

Revenue. Revenue for the three months ended June 30, 2005 was $1,513,000, a $220,000 increase from $1,293,000 for the same period in 2004.

Our Interactive Database Marketing division contributed $971,000 in revenue for the three months ended June 30, 2005, an increase of $240,000 from the same period in 2004. The increase in revenue was primarily the result of the increase in additional work for our largest customer, Reckitt Benkiser.

The ConsumerREVIEW.com division generated $542,000 in revenue for the three months ended June 30, 2005, a decrease of $20,000 from the same period in 2004. Advertising revenue was up by $5,000, while e-commerce related revenue was down by $25,000.

We are continuing to focus on efforts to increase the revenue generated from our Interactive Database Marketing business segment by trying to grow the level and types of technologies and services that we provide to our existing clients, as well as acquiring new clients. Our ConsumerREVIEW.com division also plans to offset the declining e-commerce related revenue with increased advertising revenue which we hope to accomplish by growing the amount of traffic at its various web sites coupled with an increase in the number of advertiser clients.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $708,000 in cost of revenue for the three months ended June 30, 2005 was an increase of $19,000 over the $689,000 for the three months ended June 30, 2004. Although depreciation of servers and network and hosting charges were lower (due to the consolidation of space), personnel related expenses were higher.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses decreased by $123,000 to $235,000 for the three months ended June 30, 2005, compared to $358,000 for the three months ended June 30, 2004. The decrease is primarily attributable to the reduction in product development personnel and the reduction in the use of external consultants due to cost reduction initiatives.

Our product development expenses are expected to remain at current levels, as we do not expect to significantly increase the number of personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as executive officers. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses decreased by $1,470,000 to $1,079,000 for the three months ended June 30, 2005, compared to $2,549,000 for the three months ended June 30, 2004. This decrease in expense is primarily the effect of lower professional fees resulting from the April 2005 settlement of the infringement action that we had against Coupons, Inc. (see Part II - Other Information, Item 1. Legal Proceedings for further details).

We expect that our general and administrative expenses will stay at or near this lower level in future periods in the near term due to the settlement of the patent infringement litigation.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $86,000 to $333,000 for the three months ended June 30, 2005, compared to $419,000 for the three months ended June 30, 2004. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing efforts, including a reduction in the number of marketing personnel.

Our sales and marketing expenses are expected to stay at or near the current levels in future periods in the near term until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expense was $42,000 for the three months ended June 30, 2005, compared to $181,000 for the three months ended June 30, 2004. The lower expense was the result of options fully vesting and options being cancelled for employees who had not fully vested due to termination of employment.

Interest Expense. Interest expense primarily consists of interest related to convertible promissory notes that were issued from May 2003 through March 2005, deferred financing fee amortization and interest for financing agreements. Interest expense of $132,000 for the three months ended June 30, 2005 was $238,000 lower than the interest expense for the three months ended June 30, 2004. This decrease is the effect of the lower interest and deferred financing fee amortization resulting from the March 2005 exchange of a majority of the convertible promissory notes for Series C convertible preferred stock.

Net loss. Net loss of $1,013,000 for the three months ended June 30, 2005 was an improvement of $2,031,000 in comparison to a net loss of $3,272,000 for the three months ended June 30, 2004. As described above, revenue was higher by $220,000, operating expenses were lower by $1,799,000 and interest expense was lower by $238,000.

We believe that our net loss will incrementally decrease in future periods in the near term due to anticipated continued increases in revenue and constant operating costs.

The following presents our financial position and results of operations as of and for the six months ended June 30, 2005 and 2004.

Revenue. Revenue of $2,998,000 for the six months ended June 30, 2005 was $618,000 higher than the $2,380,000 for the six months ended June 30, 2004.

For the six months ended June 30, 2005 and 2004, our Interactive Database Marketing division contributed $1,961,000 and $1,226,000 in revenue, respectively. The $735,000 increase in revenue was the result of an increase in our customer base and additional work for existing customers.

The ConsumerREVIEW.com division generated $1,037,000 in revenue for the six months ended June 30, 2005, a decrease of $116,000 from the same period in 2004. Advertising revenue was lower by $14,000 and e-commerce related revenue was lower by $102,000.

Cost of Revenue. Cost of revenue of $1,458,000 for the six months ended June 30, 2005 was higher by $83,000 when compared to the $1,375,000 for the six months ended June 30, 2004. This increase is due to higher personnel related expenses which more than offset the lower network and hosting charges the have resulted from the consolidation of space.

Product Development. Product development expenses decreased by $291,000 to $493,000 for the six months ended June 30, 2005, compared to $783,000 for the six months ended June 30, 2004. The decrease is the result of a reduction in product development personnel and a reduction in the use of external consultants due to cost reduction initiatives.

General and Administrative. General and administrative expenses of $2,033,000 for the six months ended June 30, 2005 was lower by $2,782,000 when compared to $4,815,000 for the six months ended June 30, 2004. This decrease in expense reflects lower professional fees for the second quarter of 2005 due to the settlement of the patent infringement litigation, lower professional fees for the first quarter of 2005 due to reversal of prior year’s expenses associated with payment agreements with several professional service vendors, as well as lower rent, amortization and depreciation.

Sales and Marketing. The $707,000 in sales and marketing expenses for the six months ended June 30, 2005, was $177,000 lower that the $884,000 for the six months ended June 30, 2004. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have reduced marketing efforts, including a reduction in the number of marketing personnel.

Stock-based Compensation. Stock-based compensation expense was $82,000 for the six months ended June 30, 2005, compared to $352,000 for the six months ended June 30, 2004. The lower expense was the result of options fully vesting and options being cancelled for employees who had not fully vested due to termination of employment.

Interest Expense. Interest expense primarily consists of interest related to the convertible promissory notes we began issuing in the second quarter of 2003, deferred financing fee amortization and interest for financing agreements. Interest expense of $564,000 for the six months ended June 30, 2005 was $64,000 lower than the interest expense of $628,000 for the six months ended June 30, 2004. This decrease is the net effect of the reversal of accrued interest on convertible promissory notes that were exchanged for Series C convertible preferred stock in March 2005 and the accelerated amortization of the deferred financing fees associated with the exchanged convertible promissory notes.

Net loss. Net loss of $2,337,000 for the six months ended June 30, 2005 was an improvement of $4,122,000 when compared to a net loss of $6,459,000 for the six months ended June 30, 2004. As previously noted above, revenue was higher by $618,000, operating expenses were lower by $3,437,000 and interest expense was lower by $64,000.

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

In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of the convertible promissory notes issued to third parties through the syndication process reduced, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, would continue to be available to us under the initial $6 million commitment. The last convertible promissory note was issued on March 24, 2005, and through that date we issued convertible promissory notes totaling $11,000,000.

In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, that consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. As of June 30, 2005, we received $2,500,000 in new funding and issued 625,192 shares of Series C convertible preferred stock as part of the Series C preferred stock financing. On March 31, 2005 convertible promissory notes totaling $9,750,000, along with associated accrued interest, were exchanged for Series C convertible preferred stock (see “Related Party Transactions” for additional details).

On June 30, 2005, we held $417,000 in cash and cash equivalents. In addition, we had restricted cash of $70,000 in the form of a certificate of deposit that serves as collateral for a letter of credit commitment to secure our lease payment obligations for our Bethesda, Maryland offices.

Cash used in operating activities for six months ended June 30, 2005 was $2,695,000, a decrease of $257,000 over the $2,952,000 for the six months ended June 30, 2004. The decrease is the combined effect of the net loss improvement of $4,122,000 and the combined decrease in accounts payable and accrued expenses of $3,295,000 helped contribute to the increase in cash used in operating activities.

Investing activities for the six months ended June 30, 2005 and 2004 used $38,000 and $27,000 in cash, respectively. Cash used in investing activities for the six months ended June 30, 2005 represented the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2004 included a decrease in restricted cash of $16,000 due a reduction in the letter of credit commitment related to our D&O insurance policy, $13,000 for transaction compensation for the patent related to the BrightStreet.com acquisition, $15,000 used to purchase property and equipment and $15,000 for the acquisition of Collabrys.

For the six months ended June 30, 2005, the net cash provided by financing activities was $2,847,000. Approximately $3,400,000 related to funding, consisting of $500,000 from the issuance of a convertible promissory note, $400,000 received from a bridge loan and $2,500,000 from the issuance of Series C convertible preferred stock. We also received $34,000 in association with the exercise of options, paid off the $400,000 bridge loan, paid $100,000 in debt issuance costs and made payments of $87,000 under capital lease obligations. The net cash provided by financing activities of $2,824,000, for the six months ended June 30, 2004, reflected $3,300,000 received related to the issuance of convertible promissory notes and $13,000 received in association with the exercise of options, offset by $330,000 in debt issuance costs and $160,000 in payments under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2006. This forecast is based on our plan to use the funds from the financing commitment described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We have borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes.

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

RECENT DEVELOPMENTS

Appointment of new CEO and Chairman

On April 6, 2005 Kamran Amjadi was appointed Chairman of the Board of Directors and Chief Executive Officer. Mr. Amjadi, a co-founder of the company, was our Chief Executive Officer from inception in August 1996 until he resigned in June 2004, and since then had remained involved with us as a consultant. The Board of Directors unanimously determined that it was in the best interests of the company and our stockholders for Mr. Amjadi to rejoin us as Chairman and Chief Executive Officer.

We had previously transitioned the roles of Chief Executive Officer from Mr. Amjadi to co-founder Dadi Akhavan and our Chairman to Sean Deson. Mr. Akhavan continues in his position as President and assumed the newly created role of Chief Marketing Officer and Mr. Deson remains as a director.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

There have been no material additions to, or changes in status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provided for a cross-license between CoolSavings and us for each of the patents in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. In addition, we may have to make payments of up to $700,000 to CoolSavings as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Series C Convertible Preferred Stock

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. We are authorized to issue 5,000,000 shares of the Series convertible C preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of June 30, 2005, we received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock.

In connection with the preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, we issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the notes were immediately cancelled and we owe no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the our common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will be equal to twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that we owed each Noteholder under their convertible promissory notes, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

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

On May 27, 2005, all outstanding shares of our Series B convertible preferred stock automatically converted into an aggregate of 3,200,000 shares of common stock.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2005

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)