Form 10QSB
period 2005-09-30
E CENTIVES INC
filed 2005-11-14
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of November 7, 2005, there were 62,165,256 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,511,516	$303,136
Accounts receivable, net of allowance for doubtful accounts of $89,025 and $64,081 at September 30, 2005 and December 31, 2004, respectively	851,648	1,370,240
Other receivables	28,147	28,848
Prepaid expenses	38,427	93,636
Restricted cash	70,000	70,000

Total current assets	2,499,738	1,865,860
Property and equipment, net	146,298	257,723
Other intangible assets, net	97,143	534,286
Deferred financing fee	279,672	1,088,455
Other assets	11,000	11,000

Total assets	$3,033,851	$3,757,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,656,349	$3,060,148
Accrued expenses	674,944	1,002,691
Deferred revenue	452,043	254,669
Current portion of capital leases	9,798	122,710
Short-term debt	2,150,000	—
Other liabilities	121,334	672,475

Total current liabilities	5,064,468	5,112,693
Capital leases, net of current portion	—	5,208
Long-term debt	600,000	10,500,000
Other long-term liabilities	259,945	814,452

Total liabilities	5,924,413	16,432,353

Commitments and contingencies
Stockholders’ deficit:
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares authorized, 0 and 400,000 shares issued and outstanding at September 30, 2005 and December 31, 2004.	—	4,000
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized, 3,239,986 and 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	32,400	—
Common stock, $.01 par value, 120,000,000 shares authorized, 62,153,956 and 58,388,946 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	621,540	583,889
Additional paid-in capital	139,784,783	126,627,098
Accumulated deficit	(143,329,285)	(139,890,016)

Total stockholders’ deficit	(2,890,562)	(12,675,029)

Total liabilities and stockholders’ deficit	$3,033,851	$3,757,324

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(unaudited)
Revenue	$1,319,028	$1,422,750	$4,316,964	$3,802,308
Operating expenses:
Cost of revenue	769,929	815,807	2,228,300	2,191,150
Product development, exclusive of stock-based compensation	239,060	295,301	731,882	1,078,764
General and administrative, exclusive of stock-based compensation	861,646	1,696,174	2,895,006	6,511,309
Sales and marketing, exclusive of stock-based compensation	326,873	375,827	1,034,295	1,259,802
Stock-based compensation:
Product development	7,296	4,548	17,448	17,914
General and administrative	34,402	104,045	83,827	380,699
Sales and marketing	11,744	(328)	33,766	62,501

Loss from operations	(931,922)	(1,868,624)	(2,707,560)	(7,699,831)
Interest expense	(172,988)	(493,141)	(737,054)	(1,121,222)
Interest income	2,140	490	5,344	1,069

Loss before income taxes	(1,102,770)	(2,361,275)	(3,439,270)	(8,819,984)
Income taxes	—	—	—	—

Net loss	$(1,102,770)	$(2,361,275)	$(3,439,270)	$(8,819,984)

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.06)	$(0.15)
Shares used to compute basic and diluted net loss per common share	62,066,198	58,103,825	60,239,290	57,861,149

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2005	2004
	(unaudited)
Cash flows used in operating activities:
Net loss	$(3,439,270)	$(8,819,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584,495	1,813,697
Amortization of deferred financing fee	1,008,783	328,215
Stock-based compensation	135,041	461,115
Issuance of common stock	82,010	19,995
Provision for doubtful accounts	9,000	15,000
(Increase) decrease in:
Accounts receivable	509,593	382,447
Prepaid expenses and other current assets	55,209	33,734
Other receivables	701	(46,927)
Increase (decrease) in:
Accounts payable	(1,353,800)	810,331
Deferred revenue	197,374	(183,408)
Accrued expenses and other liabilities	(724,221)	665,167

Net cash used in operating activities	(2,935,085)	(4,520,618)

Cash flows from investing activities:
Decrease in restricted cash	—	16,220
Acquisition of property and equipment	(35,927)	(23,132)
Acquisition of Collabrys	—	(15,000)
Purchase of intangible asset	—	(71,945)

Net cash used in investing activities	(35,927)	(93,857)

Cash flows from financing activities:
Payments on obligations under capital lease	(118,120)	(201,283)
Proceeds from issuance of debt	2,400,000	6,050,000
Payment of debt	(400,000)	—
Debt issuance costs	(250,000)	(605,000)
Proceeds from issuance of Series C convertible preferred stock	2,500,767	—
Exercise of stock options	46,745	60,495

Net cash provided by financing activities	4,179,392	5,304,212

Net increase in cash and cash equivalents	1,208,380	689,737
Cash and cash equivalents, beginning of period	303,136	285,076

Cash and cash equivalents, end of period	$1,511,516	$974,813

Supplemental disclosure of cash flow information:

Cash paid for interest	$75,265	$13,115

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

One of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed 30% and 24%, respectively, of the Company’s revenue for the nine months ended September 30, 2005 and 2004. The customer’s initial contract expired in October 2002 and the customer subsequently signed three annual renewal agreements, with the most recent renewal expiring on December 31, 2005. Due to the lower scope of work to be performed by the Company, and the customer’s savings through automation, the fixed fees associated with the renewal agreements have been lower than the original agreement. However, overall fees have increased and may continue to increase with the addition of new countries, brands and services with the customer. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company currently anticipates that future revenues and cash from existing financing sources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the third quarter of 2006. This forecast is based on the Company’s plan to use funds from the financing commitment described as follows.

•	Friedli Corporate Finance provided a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate.

•	Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. The Company borrowed $11 million of the $12 million available pursuant to these convertible promissory notes in the form of 8% convertible promissory notes.

•	In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, that consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Company is authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share. On March 31, 2005, 2,614,794 shares of the Series C convertible preferred stock were issued in exchange for certain of the Company’s 8% convertible promissory notes and associated accrued interest.

•	During the three months ended September 30, 2005, the Company received $1.5 million in funding in the form of two 10% convertible promissory notes.

Of the $20 million aggregate commitment, $5 million is remaining. If Friedli Corporate Finance is unable to fulfill its remaining financing commitment or the Company is not offered financing by Friedli Corporate Finance on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to continue operations. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund the Company’s future expansion or to make acquisitions. The Company may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek bankruptcy protection or a buyer for its assets.

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

        In the opinion of the Company, the accompanying unaudited Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of September 30, 2005 and the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(c) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 62% and 54% of the Company’s revenue for the nine months ended September 30, 2005 and 2004, respectively, provides a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

ConsumerREVIEW.com, which we acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of ConsumerREVIEW.com’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of ConsumerREVIEW.com’s websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 38% and 46% of the Company’s total revenue for the nine months ended September 30, 2005 and 2004, respectively.

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

(2) RESTRICTED CASH

The Company’s restricted cash as of September 30, 2005 and December 31, 2004 relate to a letter of credit associated with their Bethesda, Maryland office. As part of the amended and modified lease agreement dated June 29, 2000 for the Company’s headquarters office space lease in Bethesda, Maryland, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In the event that the letter of credit was drawn upon, the Company established a certificate of deposit for an equivalent amount, which served as collateral for the letter of credit. The $449,579 letter of credit, which was reduced from the first year value of $542,984 on June 29, 2001, was to be reduced by 20% on the first day of each subsequent lease year. However, in accordance with a September 25, 2002 partial lease termination agreement, which provided for early termination of half of the office space, a new letter of credit was established with a provision that permitted a partial draw by the landlord of $309,579 any time after January 1, 2003 as partial consideration for the new agreement. Per the new agreement, in April 2003 the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. On September 30, 2005, the balance was $70,000. Due to the expiration of the lease and lease renewal not requiring an irrevocable letter of credit as a security deposit, the balance was subsequently returned to the Company during November 2005.

(3) CONVERTIBLE PROMISSORY NOTES

As of September 30, 2005, $1,500,000 of the Company’s short-term debt relates to the principal balance associated with two 10% convertible promissory notes issued in July 2005 and September 2005. The terms of the notes include, among other things:

•	a 10% interest rate;

•	a maturity date of December 31, 2005;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by the Company at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the Company’s assets.

As of September 30, 2005, the Company had $650,000 of short-term debt and $600,000 of long term debt representing the principal balances associated with 8% convertible promissory notes issued from May 2003 through February 2004. The other long-term liabilities balance of $259,945 represents the final payment charges associated with these 8% convertible promissory notes. The terms of the notes include, among other things:

•	an 8% interest rate;

•	a maturity date three years from the date of issuance;

•	an automatic conversion feature, whereby the notes automatically convert into shares of the Company’s common stock at a conversion rate, as defined in the notes, on the date when the average trading price on the SWX Swiss Exchange of the Company’s common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF;

•	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by the Company);

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of the Company’s assets.

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the convertible notes outstanding as of September 30, 2005 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2925 CHF per one U.S. Dollar as of September 30, 2005), the aggregated number of shares issued upon such conversion would be approximately 807,800.

If the Company holds the 8% convertible promissory notes to maturity, a final payment charge of $375,000 will be due at various dates from May 2006 through February 2007.

On March 31, 2005, 8% convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,793 shares of Series C convertible preferred stock (see Notes 4 and 9 for further details).

(4) SERIES C CONVERTIBLE PREFERRED STOCK

        In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of the Company’s common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of September 30, 2005, the Company received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock.

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

On September 30, 2005, the cumulative dividend value of the undeclared dividends was approximately $475,000.

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

(6) SEGMENT INFORMATION

(a) Operating Segments

Starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: Interactive Database Marketing division (“IDBM”) and ConsumerREVIEW.com. IDBM includes such products and services as data warehousing system, online reporting system, Internet coupon system, e-mail marketing system, strategic consulting and program management, user experience design and development, and analytics and data mining; while ConsumerREVIEW.com includes on-line advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the reportable operating segments as of and for the nine months ended September 30, 2005 and 2004 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

September 30, 2005	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,696,08	$1,620,876	$4,316,964	$—		$4,316,964
Operating loss	(2,000,390)	(707,170)	(2,707,560)	—		(2,707,560)
Depreciation and amortization	137,890	446,605	584,495	—		584,495
Capital expenditures	23,138	12,789	35,927	—		35,927
Assets	996,484	455,851	1,452,335	1,581,516	(1)	3,033,851

September 30, 2004	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,057,974	$1,774,334	$3,802,308	$—		$3,802,308
Operating loss	(6,965,213)	(734,618)	(7,699,831)	—		(7,699,831)
Depreciation and amortization	1,305,194	508,503	1,813,697	—		1,813,697
Capital expenditures	24,555	(8,335)	16,220	—		16,220
Assets	2,572,193	1,075,461	3,647,654	1,085,662	(1)	4,733,316

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the nine months ended September 30, 2005 and 2004, one of the Company’s IDBM customers, Reckitt Benckiser, contributed $1,275,000 and $919,000 (or 30% and 24%), respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into three renewal agreements, with the most recent one expiring on December 31, 2005. This customer also represented approximately $123,000 of the $852,000 net accounts receivable balance as of September 30, 2005. The Company does not believe there is a significant risk of uncollectibility due to the customer’s payment history and credit-worthiness.

No other customer represented 10% or more of the Company’s revenue for nine months ended September 30, 2005 and 2004.

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

The Company guaranteed the payment of sublease rentals to its Landlord on the property that it sublets. As of September 30, 2005, the maximum guarantee on this property was $0, as the sub-leases expired in late September 2005.

The Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to patent infringement from the use of the Company’s products. The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

(8) LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of September 30, 2005, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract and intentional and negligent misrepresentation. Trifocal’s most recent claim for damages on these claims is $898,585, exclusive of interest, punitive damages and attorneys’ fees and costs. The Company moved the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal’s breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Under the supervision of the Court, the parties underwent two unsuccessful mediation sessions. The trial is scheduled for January 24, 2006. The Company denies any liability to Trifocal and plans to vigorously defend the complaint, as well as prosecute the Company’s counterclaim.

On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights of which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, the Company will receive an aggregate of $1 million dollars over the next two years in exchange for a release from us of all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement.

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

In July 2005 and September 2005 the Company issued a 10% convertible promissory note for $500,000 to Venturetec, Inc. and a 10% convertible promissory note for $1,000,000 to US Venture 05, Inc., respectively.

In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of the Company’s common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of September 30, 2005, the Company received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc.

In connection with the preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, the Company issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the convertible promissory notes were immediately cancelled and the Company owes no further amounts thereunder. As additional consideration for participating in the exchange, each Noteholder will receive a warrant to purchase shares of the Company’s common stock, which will be exercisable on or after February 2, 2009 only if the shares of Series C convertible preferred stock have not been converted into shares of common stock prior to that date. The exercise price for each warrant will equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that the Company owed each Noteholder under their convertible promissory notes that were exchanged, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

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

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of the Company’s acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of the Company’s Series B convertible preferred stock. In May 2005, all shares of Series B convertible preferred stock automatically converted into shares of the Company’s common stock (each 1 share of Series B convertible preferred stock converted into 8 shares of common stock).

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which has been renewed several times, with the most recent renewal occurring during 2004. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc. was paid $450,000 during the nine months ended September 30, 2005, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through September 30, 2005, as non-employee members of the Company’s Board of Directors, Peter Friedli has received 100,000 shares of common stock and 90,000 options and Sean Deson has received 150,000 shares of common stock.

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

To date we have not been profitable, incurring net losses of $3.4 million for the nine months ended September 30, 2005 and net losses of $10.8 million, $12.3 million and $17.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. These have included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

One of our Interactive Database Marketing customers, Reckitt Benckiser, contributed 30% and 24% of our revenue for the nine months ended September 30, 2005 and 2004, respectively. This customer’s initial contract expired in October 2002 and the customer subsequently signed three annual renewal agreements, with the most recent renewal expiring on December 31, 2005. Due to the lower scope of work to be performed and the customer’s savings through automation, the fixed fees associated with the renewal agreements have been lower than the original agreement. However, overall fees have increased and may continue to increase with the addition of new countries, brands and services with the customer. Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

In July 2005 and September 2005 we issued a 10% convertible promissory note for $500,000 to Venturetec, Inc. and a 10% convertible promissory note for $1,000,000 to US Venture 05, Inc., respectively.

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which financing consists of an offering of shares of a newly created series of convertible preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. As of September 30, 2005, we received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc as part of the Series C preferred stock financing.

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

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock. In May 2005, all shares of Series B convertible preferred stock automatically converted into shares of the our common stock (each 1 share of Series B convertible preferred stock converted into 8 shares of common stock).

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2008, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and preferred stock financing, through September 30, 2005, Friedli Corporate Finance, Inc. was paid fees totaling $1,515,000 (of which $450,000 was paid during the nine months ended September 30, 2005). Friedli Corporate Finance, Inc. has indicated to us that these fees will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through September 30, 2005, as non-employee members of our Board of Directors, Peter Friedli has received 100,000 shares of our common stock and 90,000 options and Sean Deson has received 150,000 shares of our common stock.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended September 30, 2005 and 2004.

Revenue. Revenue for the three months ended September 30, 2005 was $1,319,000, a $104,000 decrease from $1,423,000 for the same period in 2004.

Our Interactive Database Marketing division contributed $735,000 in revenue for the three months ended September 30, 2005, a decrease of $97,000 from the same period in 2004. The decrease in revenue was primarily the result of the non-renewal of customers acquired in association with the acquisition of Collabrys, Inc. that occurred in June 2004.

The ConsumerREVIEW.com division generated $584,000 in revenue for the three months ended September 30, 2005, a decrease of $7,000 from the same period in 2004. Advertising revenue was up by $40,000, while e-commerce related revenue was down by $47,000.

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

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $770,000 in cost of revenue for the three months ended September 30, 2005 was a decrease of $46,000 over the $816,000 for the three months ended September 30, 2004. We have been maintaining our existing servers and have not purchased new servers in the recent past, causing depreciation to be lower. In addition, network and hosting charges have decreased due to the consolidation of space.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses decreased by $56,000 to $239,000 for the three months ended September 30, 2005, compared to $295,000 for the three months ended September 30, 2004. The decrease is primarily attributable to the reduction in product development personnel and the reduction in the use of external consultants due to cost reduction initiatives.

Our product development expenses are expected to remain at current levels, as we do not expect to significantly increase the number of personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as executive officers. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses decreased by $834,000 to $862,000 for the three months ended September 30, 2005, compared to $1,696,000 for the three months ended September 30, 2004. A large portion of this decrease in expense is the effect of lower professional fees resulting from the April 2005 settlement of the infringement action that we had against Coupons, Inc. (see Part II - Other Information, Item 1. Legal Proceedings for further details). In addition amoritzation expense was lower due to the assets associated with the acquisition of Brightstreet being fully amortized.

We expect that our general and administrative expenses will stay at or near this lower level in future periods in the near term due to the settlement of the patent infringement litigation.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses decreased by $49,000 to $327,000 for the three months ended September 30, 2005, compared to $376,000 for the three months ended September 30, 2004. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have significantly reduced marketing efforts, including a reduction in the number of marketing personnel.

Our sales and marketing expenses are expected to stay at or near the current levels in future periods in the near term until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expense was $53,000 for the three months ended September 30, 2005, compared to $108,000 for the three months ended September 30, 2004. The lower expense was the result of options fully vesting and options being cancelled for employees who had not fully vested due to termination of employment.

Interest Expense. Interest expense primarily consists of interest related to convertible promissory notes that were issued from May 2003 through September 2005, deferred financing fee amortization and interest for financing agreements. Interest expense of $173,000 for the three months ended September 30, 2005 was $320,000 lower than the interest expense for the three months ended September 30, 2004. This decrease is the effect of the lower interest and deferred financing fee amortization resulting from the March 2005 exchange of a majority of the convertible promissory notes for Series C convertible preferred stock.

Net loss. Net loss of $1,103,000 for the three months ended September 30, 2005 was an improvement of $1,258,000 in comparison to a net loss of $2,361,000 for the three months ended September 30, 2004. As described above, although revenue was lower by $104,000, operating expenses were lower by $1,040,000 and interest expense was lower by $320,000.

We believe that our net loss will incrementally decrease in future periods in the near term due to anticipated increases in revenue and constant operating costs.

The following presents our financial position and results of operations as of and for the nine months ended September 30, 2005 and 2004.

Revenue. Revenue of $4,317,000 for the nine months ended September 30, 2005 was $515,000 higher than the $3,820,000 for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005 and 2004, our Interactive Database Marketing division contributed $2,696,000 and $2,058,000 in revenue, respectively. The $638,000 increase in revenue was the result of an increase in our customer base and additional work for existing customers.

The ConsumerREVIEW.com division generated $1,621,000 in revenue for the nine months ended September 30, 2005, a decrease of $123,000 from the same period in 2004. Advertising revenue was higher by $25,000 and e-commerce related revenue was lower by $148,000.

Cost of Revenue. Cost of revenue of $2,228,000 for the nine months ended September 30, 2005 was higher by $37,000 when compared to the $2,191,000 for the nine months ended September 30, 2004. This increase is due to higher personnel related expenses which more than offset the lower network and hosting charges, that resulted from the consolidation of space, and the lower depreciation expense.

Product Development. Product development expenses decreased by $347,000 to $732,000 for the nine months ended September 30, 2005, compared to $1,079,000 for the nine months ended September 30, 2004. The decrease is the result of a reduction in product development personnel and a reduction in the use of external consultants due to cost reduction initiatives.

General and Administrative. General and administrative expenses of $2,895,000 for the nine months ended September 30, 2005 was lower by $3,616,000 when compared to $6,511,000 for the nine months ended September 30, 2004. This decrease in expense reflects lower professional fees for the second quarter of 2005 due to the settlement of the patent infringement litigation, lower professional fees for the first quarter of 2005 due to reversal of prior year’s expenses associated with payment agreements with several professional service vendors, as well as lower rent, amortization and depreciation.

Sales and Marketing. The $1,034,000 in sales and marketing expenses for the nine months ended September 30, 2005, was $225,000 lower that the $1,260,000 for the nine months ended September 30, 2004. As we have undertaken a series of cost-cutting measures to reduce our ongoing operating expenditures, we have reduced marketing efforts, including a reduction in the number of marketing personnel.

Stock-based Compensation. Stock-based compensation expense was $135,000 for the nine months ended September 30, 2005, compared to $461,000 for the nine months ended September 30, 2004. The lower expense was the result of options fully vesting and options being cancelled for employees who had not fully vested due to termination of employment.

Interest Expense. Interest expense primarily consists of interest related to the convertible promissory notes we began issuing in the second quarter of 2003, deferred financing fee amortization and interest for financing agreements. Interest expense of $737,000 for the nine months ended September 30, 2005 was $384,000 lower than the interest expense of $1,121,000 for the nine months ended September 30, 2004. This decrease is the net effect of the reversal of accrued interest on convertible promissory notes that were exchanged for Series C convertible preferred stock in March 2005 and the accelerated amortization of the deferred financing fees associated with the exchanged convertible promissory notes.

Net loss. Net loss of $3,439,000 for the nine months ended September 30, 2005 was an improvement of $5,381,000 when compared to a net loss of $8,820,000 for the nine months ended September 30, 2004. As previously noted above, revenue was higher by $515,000, operating expenses were lower by $4,478,000 and interest expense was lower by $384,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through December 31, 2000, we funded our operations primarily from private sales of our convertible preferred stock and common stock, as well as our initial public offering on the SWX Swiss Exchange. Through these financing activities, we raised net proceeds of approximately $82.5 million. In late 2001, we closed a rights offering in which we received approximately $12.6 million in net proceeds during 2001, and the remaining net proceeds of the rights offering of $9.6 million was received during the second quarter of 2002.

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

In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, that consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. As of September 30, 2005, we received $2,500,000 in new funding and issued 625,192 shares of Series C convertible preferred stock as part of the Series C preferred stock financing. On March 31, 2005 convertible promissory notes totaling $9,750,000, along with associated accrued interest, were exchanged for Series C convertible preferred stock (see “Related Party Transactions” for additional details).

In July 2005 and September 2005 we issued 10% convertible promissory notes for $500,000 and $1,000,000, respectively.

On September 30, 2005, we held $1,512,000 in cash and cash equivalents. In addition, we had restricted cash of $70,000 in the form of a certificate of deposit that serves as collateral for a letter of credit commitment to secure our lease payment obligations for our Bethesda, Maryland offices.

Cash used in operating activities for the nine months ended September 30, 2005 was $2,935,000, a decrease of $1,586,000 over the $4,521,000 for the nine months ended September 30, 2004. The decrease reflects an improvement of $4,562,00 in net loss adjusted to reconcile to net cash used in operating activities. The decreases in accounts payable and accrued expenses also effected the change in cash used in operating activities.

Investing activities for the nine months ended September 30, 2005 and 2004 used $36,000 and $94,000 in cash, respectively. Cash used in investing activities for the nine months ended September 30, 2005 represented the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2004 included a decrease in restricted cash of $16,000 due a reduction in the letter of credit commitment related to our D&O insurance policy, $72,000 for transaction compensation for the patent related to the BrightStreet.com acquisition, $23,000 used to purchase property and equipment and $15,000 for the acquisition of Collabrys.

For the nine months ended September 30, 2005, the net cash provided by financing activities was $4,179,000. Approximately $4,900,000 related to funding, consisting of $2,000,000 from the issuance of a convertible promissory notes, $400,000 received from a bridge loan and $2,500,000 from the issuance of Series C convertible preferred stock. We also received $47,000 in association with the exercise of options, paid off the $400,000 bridge loan, paid $250,000 in debt issuance costs and made payments of $118,000 under capital lease obligations. The net cash provided by financing activities of $5,304,000, for the nine months ended September 30, 2004, reflected $6,050,000 received related to the issuance of convertible promissory notes and $60,000 received in association with the exercise of options, offset by $605,000 in debt issuance costs and $201,000 in payments under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the third quarter of 2006. This forecast is based on our plan to use the funds from the financing commitment described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We have borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the three months ended September 30, 2005, we issued two short-term 10% convertible promissory notes totaling $1.5 million.

Of the $20 million aggregate commitment, $5 million is remaining. If Friedli Corporate Finance is unable to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover our operating costs, we will need to secure additional funds to continue operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our future expansion or to make acquisitions. We may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against us in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract and intentional and negligent misrepresentation. Trifocal’s most recent claim for damages on these claims is $898,585, exclusive of interest, punitive damages and attorneys’ fees and costs. We moved the case to the United States District Court for the Northern District of California (San Jose Division), denied any liability, and filed counterclaims seeking money damages in excess of $1.8 million for Trifocal’s breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, and breach of fiduciary duty. Under the supervision of the Court, the parties underwent two unsuccessful mediation sessions. The trial is scheduled for January 24, 2006. We deny any liability to Trifocal and plans to vigorously defend the complaint, as well as prosecute our counterclaim.

On or about November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, we will receive an aggregate of $1 million dollars over the next two years in exchange for a release from us of all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents, pursuant to which we may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Promissory Note

On August 19, 2005, we issued a convertible promissory note in the principal amount of $500,000 to Venturetec, Inc. (“Venturetec”). The terms of the note include, among other things:

•	a 10% interest rate;

•	a maturity date of October 31, 2005;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the our assets.

        The note began to accrue interest as of June 25, 2005, the date on which Venturetec delivered the $500,000 purchase price for the note to us. The note is subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, as well as all other indebtedness designated as senior indebtedness.

The Series C convertible preferred stock into which the note is convertible has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company.

ITEM 5. OTHER INFORMATION

Amendment No. 1 to $500,000 Convertible Promissory Note

On October 31, 2005, Venturetec and us amended the $500,000 convertible promissory note (the “Amendment No. 1”) to extend the maturity date of the note to December 31, 2005. All of the other terms and conditions of the note continue in full force and effect. A copy of the Amendment No. 1 is filed as Exhibit 4.1 hereto.

$1,000,000 Convertible Promissory Note

On September 30, 2005, we issued a convertible promissory note in the principal amount of $1,000,000 to US Venture 05, Inc. (“US Venture 05”). The terms of the note include, among other things:

•	a 10% interest rate;

•	a maturity date of December 31, 2005;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the our assets.

The note began to accrue interest as of September 30, 2005, the date on which US Venture 05 delivered the $1,000,000 purchase price for the note to us. The note is subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, as well as all other indebtedness designated as senior indebtedness.

Peter Friedli, a director and largest stockholder, serves as the President of US Venture 05 and as such may be deemed to beneficially own such shares. The terms of the Series C Preferred Stock in which the note is convertible are identical to the terms of the shares issued on March 31, 2005, April 19, 2005 and June 24, 2005 which were part of the Series C preferred stock financing commenced on March 31, 2005, which is described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005. The $4 conversion price of the note is also the same as the purchase price of the shares of Series C preferred in such financing.

The issuance of the convertible note was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act relating to transactions by an issuer not involving a public offering.

A copy of the convertible promissory note is filed as Exhibit 4.2 hereto.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Series C Preferred Stock of E-centives, Inc. as filed in the Office of the Secretary of State of Delaware on March 21, 2005 (incorporated herein by reference to Exhibit 3.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

4.1	Amendment No. 1 to Convertible Promissory Note dated October 31, 2005 by and between E-centives, Inc. and Venturetec, Inc.

4.2	Convertible Promissory Note dated September 30, 2005 by and between E-centives, Inc. and US Venture 05, Inc.

10.1	Form of Exchange Agreement between the Company and Noteholder (incorporated herein by reference to Exhibit 10.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2005

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)