Form 10KSB
period 2005-12-31
E CENTIVES INC
filed 2006-03-31
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ended December 31, 2005: $ 6,530,127.

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the issuer’s common stock on the SWX Swiss Exchange as of March 17, 2006 was $9,607,729 (1).

(1) Assumes an exchange rate of 1.295 Swiss Francs per one U.S. Dollar as of March 17, 2006.

As of March 17, 2006, there were 62,185,256 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

E-centives, Inc.

Form 10-KSB

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

ITEM 1- DESCRIPTION OF BUSINESS

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

Of our total net revenue of $6.0 million for the year ended December 31, 2005, one of our Interactive Database Marketing Division customers, Reckitt Benckiser, contributed $1.9 million, or 31%, of our net revenue. This customer’s initial contract expired in October 2002 and the customer subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the percentage of our total revenue that this customer has contributed over the past three years has decreased, loss of this customer would have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Services

Interactive Database Marketing Division

For the years ended December 31, 2005, 2004 and 2003, the Interactive Database Marketing Division generated 62%, 55% and 56%, respectively, of our total revenue. Approximately 50%, 41% and 81% of the division’s revenue for the years ended December 31, 2005, 2004 and 2003, respectively, was generated from our contract with Reckitt Benckiser. Our principal products and services of the Interactive Database Marketing Division include the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and related professional services.

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

ConsumerREVIEW.com Division

For the years ended December 31, 2005, 2004 and 2003, the ConsumerREVIEW.com division generated 38%, 45% and 44%, respectively, of our revenues through its advertising and e-commerce related services. Our ConsumerREVIEW.com division is a source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit this division’s websites to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. On these websites, users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and are able to link to other sites where they can shop online. Our ConsumerREVIEW.com division’s revenues are primarily derived from online advertising and e-commerce referral fees.

Sales and Marketing

We seek to establish relationships with clients principally through our direct sales force, as well as working with advertising or promotional agencies to reach their clients. During 2005, we maintained sales personnel in the Washington, D.C., San Francisco and New York metropolitan areas, as well as in Florida.

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

Technology

We have a variety of technologies that enable our solutions. Our Interactive Database Marketing division technologies are delivered through a hosted infrastructure and consist of a variety of hardware and software, such as application servers, database servers, data collection and transformation servers, web servers, mail servers, reporting servers, and client-side plug-in software. Our hardware infrastructure has been designed to allow us to scale our systems, by adding hardware as required. Our

ConsumerREVIEW.com division has a proprietary web architecture based on Microsoft .NET® enterprise server technology that enables it to meet the demands of its network of growing web communities and product research sites. The system was built for scalability, reliability, and interoperability with web-enabled enterprise partners.

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

We spent approximately $943,000, $1.3 million and $2.5 million in 2005, 2004 and 2003, respectively, on research and development activities.

Intellectual Property Rights

A large part of our success depends on protecting our intellectual property, which we believe is one of our most important assets. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be seriously harmed.

We have developed and acquired various proprietary technologies. Our Interactive Database Marketing division clients enter into technology and services agreements with us. In addition, we generally require employees, contractors and other persons with access to our proprietary information to execute confidentiality and non-compete agreements. We seek to protect our software, documentation and other written materials under trade secret and other intellectual property laws, which afford only limited protection. We have not registered any copyrights in the U.S. or elsewhere related to our software or other technology.

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

We have filed intent to use U.S. trademark applications for BrightStreet and BrightStreet.com and both applications have been approved for publication. We have also filed two applications for registration of the trademark MAESTRO and both of the applications have been published. MasterCard International opposed one of the applications; however, we have settled the matter. Through our acquisition of substantially all of the assets of Consumer Review, Inc., we obtained several additional registered U.S. trademarks, including but not limited to Car Review, MTB Review, PC Photo Review, Golf Review, Garden Review, Computing Review, Videogame Review and Photography Review. We currently own several additional U.S. registered trademarks related to the ConsumerREVIEW.com business line, and we also claim rights in a number of additional tradenames associated with our business activities.

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

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. During 2005, we reached a settlement with one of our competitors regarding infringement of two of our patents and during 2000 we reached a settlement with another competitor regarding intellectual property (see Item 3 – “Legal Proceedings” for further details). It is possible that in the future, other third parties may claim that our current or potential future products infringe upon their intellectual property.

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

Employees

As of December 31, 2005, we employed a total of 46 employees, 45 of whom are full-time and based in the United States. None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our relationship with our employees is good.

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

To date, we have not been profitable. As of December 31, 2005, we had an accumulated deficit of approximately $144.2 million. We incurred net losses in 2005, 2004, and 2003 of $4.3 million, $10.8 million and $12.3 million, respectively. We may continue to incur losses and may never become profitable. If we cannot achieve operating profitability or positive cash flows from our operating activities, we may be unable to secure additional funding, our stock price may decline and we may be unable to continue our operations.

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

Approximately 31%, 22% and 45% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively, was derived from one of our Interactive Database Marketing Division customers, Reckitt Benckiser. Our contract with this customer expires on December 31, 2006. While this customer has renewed its contract for the past four years, there can be no assurance that it will renew again. The loss of this client could be a material adverse effect on our business, financial condition, results of operations and cash flow.

If we are unable to obtain financing to fund our business we may be forced to cease operations.

We believe that future revenues and cash from our existing financing sources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2007. This forecast is based on our plan to use the funds from the financing commitment described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We have borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the third quarter of 2005, we issued two short-term 10% convertible promissory notes totaling $1.5 million and during the forth quarter of 2005 we issued one long-term 10% convertible promissory notes for $3 million.

Of the $20 million aggregate commitment, $2 million is remaining, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has committed to providing our additional financing needs for 2006. If Friedli Corporate Finance is unable to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover our operating costs, we will need to secure additional funds to continue operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our future expansion or to make acquisitions. We may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

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

We may not be successful in managing our growth. We have gone from 60 employees at June 30, 1999 to 153 employees at December 31, 2001 to 45 employees at December 31, 2005. Past growth has placed, and future growth will continue to place, a significant strain on our management and resources, related to the successful integration of personnel.

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

Our success depends in large part on the contributions of Kamran Amjadi, our Chairman and Chief Executive Officer and Mehrdad Akhavan, our President and Chief Marketing Officer and certain other key executives, whose understanding of our services, strategy and relationships would be extremely difficult to duplicate from outside our company. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We are, and will continue to be, controlled by our board members, who may approve corporate actions with which you may disagree. As of December 31, 2005, our Board of Directors owned directly or indirectly approximately 51.2% of our outstanding common stock. To the extent that these stockholders exercise their voting rights in concert, they may to be able to control most matters requiring stockholder approval, such as electing a majority of the directors and approving significant corporate matters, including a merger or sale of the business. The interest of these stockholders may at times conflict with the interests of our other stockholders.

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

Available Information

Our Internet website address is www.e-centives.com. We make available, free of charge, on or through our website our Annual Reports on Forms 10-KSB, Quarterly Reports on Forms 10-QSB and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website does not form a part of and is not incorporated in this Form 10-KSB.

ITEM 2 – DESCRIPTION OF PROPERTY

We do not currently own any real estate. Our headquarters and principal administrative, finance, legal, sales and marketing operations are located in leased office space in Bethesda, Maryland, a suburb of Washington, D.C. This lease for approximately 7,116 square feet was renewed during the fourth quarter of 2005. The lease has monthly rent payments of approximately $16,000 and expires in September 2008. The prior lease, which was renegotiated during 2002 and expired in September 2005, was for approximately 23,500 square feet with monthly rent payments of approximately $72,000. In March 2002, we subleased approximately 10,000 square feet of the office space, with a monthly base rent of approximately $22,000. In February 2004, we signed another sublease agreement with a monthly base rent of approximately $2,500. Both sub-leases expired in September 2005.

We also maintain an office in California. Through a lease that expired in November 2004, we had approximately 11,000 square feet in Foster City with monthly rental payments of approximately $20,000. In December 2004, we entered into an 8,000-square-foot office space lease in San Mateo with monthly rent payments of approximately $11,000.

ITEM 3 – LEGAL PROCEEDINGS

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against us in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal at one point claimed over $1 million in compensatory money damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, we removed the case to the United States District Court for the Northern District of California, San Jose Division (“the Court”), denied any liability, and filed counterclaims seeking damages of about $1.8 million. These counterclaims were dismissed pursuant to our own request during trial proceedings held in January and February 2006. At trial, Trifocal also revised its claims, reducing the damages sought to approximately $800,000 not including interest, statutory damages, attorneys’ fees and costs. At the close of trial proceedings, the Court issued a ruling on the predominant issues in the case. The Court found in favor of us on approximately $536,515 of Trifocal’s claims, and awarded Trifocal approximately $50,937. This left some additional issues, including whether Trifocal is entitled to interest, statutory penalties, and/or attorneys’ fees on any of the $50,937 awarded to Trifocal, which the Court took under submission pending further briefing. We filed briefs opposing any further recovery by Trifocal with the exception of $13,356 in interest. In its post-trial brief, Trifocal claimed that it is entitled to not only interest, statutory penalties, and/or attorneys’ fees, but that it is also entitled to further damages not included in the Court’s findings at the close of trial proceedings. In total, Trifocal now seeks, exclusive of attorneys’ fees, approximately $200,000 in additional sums above the Court’s original award of $50,937. In the April 2006 timeframe, a decision of the Court is expected as to what amount of these additional damages will be awarded to Trifocal. Following this decision, either party, or both parties, may make a motion to obtain recoverable costs and attorneys’ fees as the prevailing party, which are estimated at approximately $60,000. Trifocal will likely claim that it is the prevailing party because it received some recovery, and we will likely claim that it was the prevailing party because Trifocal only prevailed on a modest percentage of what it originally sought. Regarding this suit, we have recorded a provision in the financial statements as of December 31, 2005.

On or about November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, we will receive an aggregate of $1 million over two years (starting in May 2005), in exchange for a release from us of all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents, pursuant to which we may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement.

There have been no material additions to, or changes in status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provided for a cross-license between CoolSavings and us for each of the patents in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, we paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. In addition, we may have to make payments of up to $700,000 to CoolSavings as follows:

•	$250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and CoolSavings, involving the CoolSavings’ patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that we may be entitled to a license under the CoolSavings’ patent at issue as a result of our acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between CoolSavings and BrightStreet.com regarding the same CoolSavings patent at issue in our settled litigation. In 2001, CoolSavings asserted that the $250,000 contingent payment was due. We disputed that the payment was due to CoolSavings and continue to believe that the claim is without merit. Although there has been no formal resolution to this dispute, there have been no communications between the parties concerning this issue since 2002.

•	Up to $450,000 if and to the extent the CoolSavings’ patent in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because, in the opinion of management, the possibility of us having to make this payment continues to remain remote.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 22, 2005 for the purpose of considering and voting upon the following matters:

•	To elect four directors to our Board of Directors to serve until their successors have been duly elected and qualified.

•	To ratify the designation of BDO Seidman, LLP as independent registered public accounting firm.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions as to each of the matters set forth above.

MATTER DESCRIPTION	“FOR” Votes	“AGAINST” Votes	“WITHHELD” Votes	Abstentions
Election of Directors:
Kamran Amjadi	52,354,156	—	—	42,199,660
Mehrdad Akhavan	52,354,156	—	—	42,199,660
Peter Friedli	52,354,156	—	—	42,199,660
Sean Deson	52,354,156	—	—	42,199,660

Ratify BDO Seidman, LLP as our independent registered public accounting firm	52,354,156	—	—	42,199,660

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

PERIOD	SWISS FRANCS		US DOLLARS		EXCHANGE RATES
	HIGH	LOW	HIGH	LOW	HIGH	LOW
2004
Quarter ended March 31, 2004	CHF 0.90	CHF 0.61	$0.71	$0.48	0.78340	0.79450
Quarter ended June 30, 2004	CHF 0.79	CHF 0.63	$0.63	$0.50	0.78950	0.80240
Quarter ended September 30, 2004	CHF 0.67	CHF 0.51	$0.54	$0.40	0.81160	0.78410
Quarter ended December 31, 2004	CHF 0.65	CHF 0.45	$0.54	$0.39	0.82850	0.86090

2005

Quarter ended March 31, 2005	CHF 0.52	CHF 0.43	$0.44	$0.37	0.84360	0.85920
Quarter ended June 30, 2005	CHF 0.51	CHF 0.43	$0.43	$0.35	0.83840	0.82130
Quarter ended September 30, 2005	CHF 0.48	CHF 0.40	$0.37	$0.32	0.77270	0.80960
Quarter ended December 31, 2005	CHF 0.43	CHF 0.34	$0.33	$0.26	0.75860	0.77660

Holders

As of December 31, 2005, there were approximately 80 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” for further details.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Below is information as of December 31, 2005 with respect to compensation plans under which equity securities are authorized for issuance.

	A		B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by securityholders (1)	7,335,353	(2)	$1.23	12,574,647	(2)
Equity compensation plans not approved by securityholders	—		—	—

Total	7,335,353			12,574,647

(1)	Plans approved by stockholders include the Amended and Restated Stock Incentive and Option Plan.
(2)	90,000 options were granted to Peter Friedli, one of our directors, as compensation for a non-employee member of our Board of Directors.

Recent Sale and Issuance of Unregistered Securities

Options

During the year ended December 31, 2005, we granted options to purchase a total of 304,000 shares of common stock under our stock incentive plan to certain of our employees. During that period, 363,800 options were exercised and 486,750 options were cancelled due to the forfeiture of options resulting from employees leaving the Company and unearned performance based options.

Convertible Promissory Notes

We issued the following convertible promissory notes during the year ended December 31, 2005:

•	An 8% convertible promissory note with a principal amount of $500,000 and a maturity date of January 28, 2008 was issued to InVenture, Inc. on January 24, 2005. On March 31, 2005, this convertible promissory note (along with certain other of our outstanding convertible promissory notes issued in prior years) was converted into shares of newly created Series C convertible preferred stock (see below for further details).

•	A 10% convertible promissory note with a principal amount of $500,000 and a maturity date of March 31, 2006 was issued to Venturetec, Inc. on July 25, 2005.

•	A 10% convertible promissory note with a principal amount of $1,000,000 and a maturity date of March 31, 2006 was issued to US Venture 05, Inc. on September 30, 2005.

•	A 10% convertible promissory note with a principal amount of $3,000,000 and a maturity date of November 21, 2007 was issued to US Venture 05, Inc. on November 22, 2005.

The terms of the 10% convertible promissory notes include, among other things:

•	a 10% interest rate;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder;

•	a security interest in substantially all of the our assets; and

•	subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, as well as all other indebtedness designated as senior indebtedness.

The Series C convertible preferred stock into which the convertible promissory notes are convertible has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company.

Series B Convertible Preferred Stock

In December 2002, in connection with our purchase of substantially all of the assets of Consumer Review, Inc., we issued 400,000 shares of our Series B convertible preferred stock as part of the consideration for the acquisition. Upon the one year anniversary of the closing date, the conversion rate for each share of the Series B convertible preferred stock was determined based upon the achievement of contractually defined revenue during the calculation period and was adjusted pursuant to a defined schedule. Based upon the revenue generated by the ConsumerREVIEW.com division during the calculation period, the conversion rate for each share of the Series B convertible preferred stock was adjusted to 8 to 1. In May 2005, the 400,000 shares of Series B convertible preferred stock automatically converted into 3,200,000 shares of common stock.

Series C Convertible Preferred Stock

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of December 31, 2005, we received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock.

In connection with the preferred stock financing, on March 31, 2005, certain of our convertible promissory noteholders (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, we issued 2,614,793 shares of Series C convertible preferred stock in exchange for convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000. If the Series C convertible preferred stock has not been converted to common stock pursuant to its terms prior to February 2, 2009, then, as additional consideration, we will issue to the Noteholder, a warrant to purchase shares of our common stock. The exercise price for each warrant will be equal to twenty percent below the average of the market prices for the five trading days prior to, but not including February 2, 2009.

On December 31, 2005, the cumulative dividend value of the undeclared dividends was approximately $722,000.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

To date we have not been profitable, incurring net losses of $4.3 million and $10.8 million for the years ended December 31, 2005 and 2004, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. These have included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

We believe that as more consumers use the Internet and as the economy continues to recover, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs. According to Forrester Research, the interest of marketers in direct, digital marketing will push online marketing spending to $15.6 billion by 2008.

During 2005, we expanded our list of clients and continued to focus on further building our products and services through internal development and corporate acquisition. We gained additional new clients through our internal sales force, and expanded our relationship with existing clients through the provision of additional products and services. We have recently renewed agreements with key clients, including Reckitt Benckiser whose renewal also included the addition of a new division and expansion of the solutions we provide to them. We plan to continue to evaluate corporate acquisitions or other strategic arrangements that could enable us to increase our revenues, expand our list of clients or add to our products and services.

We have changed the sales force of our Interactive Database Marketing division, hiring new sales personnel whose background and experience we believe are better suited to positively impact revenues. We have also revamped and expanded our client services and service delivery personnel in order to improve operational efficiencies and enhance our strategic capabilities. We believe these changes will enable us to acquire new clients and to better focus on increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them. Our ConsumerREVIEW.com division also plans to focus on enhancing the user experience on its sites, growing traffic to its various sites and increasing business with its existing clients and expanding its number of advertiser clients.

We believe that the combination of expense reduction and control measures, new sales and client services resources and the pursuit of additional acquisitions, will enable us to achieve profitability, although there can be no assurances as to the timing or effectiveness of any such efforts. If future revenues are insufficient to cover our operating costs, or if we do not receive the proceeds from the financing commitments or obtain addition funding, we may not be able to obtain replacement or additional financing on acceptable terms or at all. In such event, we would not be able to continue our operations, which could result in the full loss of your investment in us. (See “Liquidity and Capital Resources” below for further details.)

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004:

Revenue. Revenue increased by $631,000 to $6,017,000 for the year ended December 31, 2005, compared to $5,386,000 for the year ended December 31, 2004; this was a 12% increase over prior year. Approximately $14,000 of the increase relates to royalties associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving royalties based upon future revenue that Coupons, Inc. earns relating to the patents licensed to them. (See “Item 3 – Legal Proceedings, for further details.)

The Interactive Database Marketing division’s revenue of $3.7 million was higher by $737,000 when compared to the prior year. Approximately $650,000 of the increase can be attributed to our largest customer, Reckitt Benckiser. The increase is primarily due to larger renewal agreement for the year ended December 31, 2005 and additional services provided to Reckitt Benckiser throughout the year. The ConsumerREVIEW.com division’s revenue of $2.3 million was lower by $136,000 primarily due to lower e-commerce related revenue. To increase our future revenue, we are focusing on acquiring new clients and increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, content costs, network and hosting charges. For the year ended December 31, 2005, cost of revenue of $2,982,000 was $117,000 higher than the $2,865,000 for the year ended December 31, 2004, this represented a 4% increase in expense. Although network and hosting charges and depreciation was lower for the year ended December 31, 2005, personnel related costs were higher due to the increase in staff in our client services team.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expenses decreased by $416,000 to $943,000 for the year ended December 31, 2005, compared to $1,359,000 for the year ended December 31, 2004. The reduction in cost can primarily be attributed to the reduction in staff. We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. For the year ended December 31, 2005, general and administrative expenses decreased $4,185,000 to $4,007,000 when compared to $8,192,000 for the year ended December 31, 2004. Approximately $1 million of the decrease relates to lower amortization expense resulting from some of the intangible assets associated with the BrightStreet.com acquisition being fully amortized by the end of 2004. The decrease in expense also reflects lower professional fees due to the settlement of the patent infringement litigation, lower professional fees due to reversal of prior year’s expenses associated with payment agreements with several professional service vendors, as well as lower rent and depreciation.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses of $1,442,000 for the year ended December 31, 2005 were lower by $149,000, a decrease from $1,591,000 over the year ended December 31, 2004. Approximately $43,000 of the decrease is the result of lower commissions associated with the lower revenue for the ConsumerREVIEW.com division. The remaining portion of the decrease can be attributed an overall reduction in marketing efforts.

Stock-based Compensation. Stock-based compensation expense consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period. Stock-based compensation expenses decreased by $267,000 to $182,000 for the year ended December 31, 2004, compared to $449,000 for the year ended December 31, 2004. The lower expense was the result of options fully vesting and options being cancelled for employees who had not fully vested due to termination of employment.

Other Income. Other income for the year ended December 31, 2005 was $333,000, while there was no other income for the year ended December 31, 2004. Other income relates to payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving an aggregate of $1 million dollars over a two year period. (See “Item 3 – Legal Proceedings, for further details.)

Interest Expense. Interest expense primarily consists of interest related to the convertible promissory notes we began issuing in the second quarter of 2003, deferred financing fee amortization and interest for financing agreements. Interest expense of $1,070,000 for the year ended December 31, 2005 was $662,000 lower than the interest expense of $1,732,000 for the year ended December 31, 2004. This decrease is primarily related to the convertible promissory notes that were exchanged for Series C convertible preferred stock in March 2005. The exchange resulted in the reversal of $885,000 in accrued interest for final payment charges that were no longer payable and $401,000 higher amortization of deferred financing fees associated with the exchanged convertible promissory notes.

Net Loss. Net loss decreased by $6.5 million to $4.3 million for the year ended December 31, 2005, compared to $10.8 million for the year ended December 31, 2004. This is the combined effect of higher revenue of $631,000, decreased operating costs of $4.9 million, increased other income of $333,000 and lower interest expense of $662,000.

Liquidity and Capital Resources

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX Swiss Exchange. Through these financing activities, we raised net proceeds of approximately $82.5 million. In late 2001, we closed a rights offering in which we received approximately $22.2 million in net proceeds.

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

In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. As of December 31, 2005, we received $2,500,000 in new funding and issued 625,192 shares of Series C convertible preferred stock as part of the Series C preferred stock financing. On March 31, 2005 convertible promissory notes totaling $9,750,000, along with associated accrued interest, were exchanged for Series C convertible preferred stock.

In July 2005, September 2005 and November 2005 we issued 10% convertible promissory notes for $500,000, $1,000,000 and $3,000,000 respectively.

On December 31, 2005, we held $467,000 in cash and cash equivalents. Cash used in operating activities for the year ended December 31, 2005 was $4.6 million, a decrease of $1.5 million over the $6.1 million for the year ended December 31, 2004. A portion of the decrease in cash used in operating activities reflects the decrease in net loss adjusted for non-cash operating expenses of $2 million for the year ended December 31, 2005 versus the $7.6 million for the year ended December 31, 2004. The lower net loss adjusted for non-cash operating expenses for the year ended December 31, 2005 was offset by the large decrease in accounts payable and accrued expenses at December 31, 2005 versus December 31, 2004.

Investing activities for the year ended December 31, 2005 used $1,893,000, while investing activities for the year ended December 31, 2004 used $59,000 in cash. Cash used in investing activities for the year ended December 31, 2005 included $1,872,000 in transaction compensation for the patent related to the BrightStreet.com acquisition, $79,000 for the purchase of property and equipment, $16,000 for the security deposit for the Bethesda office lease and a decrease in restricted cash of $70,000 due to the return of the security deposit associated with prior lease for the Bethesda, MD office lease. Cash used in investing activities for the year ended December 31, 2004 included $63,000 in transaction compensation for the patent related to the BrightStreet.com acquisition, $27,000 outflow for the purchase of property and equipment, $11,000 security deposit for the San Mateo office lease, $15,000 for the purchase of substantially all of the assets of Collabrys, Inc, as well as a decrease in restricted cash of $57,000 due to the return of security deposit associated with the Foster City office lease.

The net cash provided by financing activities of $6.7 million for the year ended December 31, 2005 reflects $5.4 million in funding associated with issuance convertible promissory notes, $2.5 million in proceeds from the issuance of Series C convertible preferred stock and $48,000 received from the exercise of stock options. These proceeds were offset by $750,000 in debt issuance costs, a payment of $400,000 in debt and $123,000 in payments for capital lease obligations. For the year ended December 31, 2004, net cash provided by financing activities of $6.2 million reflects the $7.1 million in funding associated with issuance of convertible promissory notes, $76,000 from the conversion of warrants, $16,000 from the exercise of options, offset by $705,000 in debt issuance costs and $244,000 in payments for capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2007. This forecast is based on our plan to use the funds from the financing commitment described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We have borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the third quarter of 2005 we issued two short-term 10% convertible promissory notes totaling $1.5 million and during the forth quarter of 2005 we issued a long-term 10% convertible promissory note for $3 million.

Of the $20 million aggregate commitment, $2 million is remaining, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has committed to providing our additional financing needs for 2006. If Friedli Corporate Finance is unable to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover our operating costs, we will need to secure additional funds to continue operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our future expansion or to make acquisitions. We may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

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

Estimates are used in accounting for, among other things, allowances for uncollectible receivables, recoverability of long-lived assets, intangible assets, and investments, depreciation and amortization, goodwill, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statement in the period they are determined to be necessary.

Our critical accounting policies are as follows:

Revenue Recognition

Interactive Database Marketing Division: The Interactive Database Marketing division, which represented 62% and 55% of our revenue for the years ended December 31, 2005 and 2004, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

During the year ended December 31, 2005 we began to receive royalties from licensing two of our patents related to the Interactive Database Marketing division. This was the result of a settlement of a lawsuit with Coupons, Inc. (see Item 3 – Legal Proceedings for further details) whereby we are being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Revenue is being recognized on a cash receipts basis due to our inability to calculate the royalties.

For the year ended December 31, 2005, one of our Interactive Database Marketing division customers, Reckitt Benckiser, contributed $1.8 million, or 31% of our total revenue. This customer’s original agreement expired in October 2002 and the customer entered into subsequent renewal agreements, with the most recent one expiring on December 31, 2006.

ConsumerREVIEW.com Division: ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 38% and 45% of our total revenue for years ended December 31, 2005 and 2004, respectively.

Other Income

Starting in May 2005 we began to receive monthly payments resulting from the settlement of a lawsuit with Coupons, Inc. (see Item 3 – Legal Proceedings for further details). We will be receiving an aggregate of $1 million over a two year period. Income is being recognized on a cash receipts basis due the risk associated with receiving the $1 million.

Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of approximately $14,000 and $30,000 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, our accounts receivable balance was approximately $1.3 million, net of allowance for doubtful accounts of approximately $87,000.

Impairment of long-lived and amortizable intangible assets

We perform an on-going analysis of the recoverability of our long-lived and amortizable intangible assets and, for the year ended December 31, 2005, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived and amortizable intangible assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment. However, such impairment conditions considered are the ability to maintain financial performance objectives, access to new markets and customers, overall market conditions, as well as the value of new contracts. We recorded no impairment charges during 2005 and 2004.

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

Impairment of Goodwill and intangible assets with indefinite useful lives

We adopted the provisions of FAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested, at least annually, for impairment. We continually evaluate whether events and circumstances that have occurred that indicate that the remaining value of any goodwill and/or intangible assets with indefinite useful lives may not be recoverable. At December 31, 2005, we had no goodwill or intangible assets with indefinite useful lives.

Contractual Obligations and Commercial Commitments

As of December 31, 2005, our contractual obligations and commercial commitments, which consist of future minimum lease payments under non-cancelable leases and long-term debt, are as follows:

Contractual Obligations	less than 1 year	1-3 years	after 3 years	total
capital lease obligations (1)	$5,285	$—	$—	$5,285
operating lease obligations	349,573	352,255	—	701,828
long-term debt (2)	3,669,976	3,326,997	—	6,996,973

total	$4,024,834	$3,679,252	$—	$7,704,086

(1)	Includes approximately $77 in interest.
(2)	Includes approximately $872,000 in interest and $375,000 in final payment fees.

Lease Obligations

We are obligated under several non-cancelable capital leases for certain computer and office equipment that expire by early 2006. Payments under capital leases were approximately $123,000 and $244,000 for the years ended December 31, 2005 and 2004, respectively. In addition, we are obligated under non-cancelable operating leases for office space in Maryland and California, which expire in September 2008 and in December 2006, respectively. Rent expense under operating leases was approximately $618,000 and $744,000 for the years ended December 31, 2005 and 2004, respectively.

In March 2002, we subleased approximately 10,000 square feet of the office space in our Bethesda, MD office, with a monthly base rent of approximately $22,000 that increases 4% annually. This sublease commenced in March 2002 and expired in September 2005. In February 2004 we signed another sublease agreement with a monthly base rent of approximately $2,500 that commenced in February 2004 and expired in September 2005.

Short-Term and Long-Term Debt

As of December 31, 2005, we had $4,500,000 in debt relating to the principal balance associated with three 10% convertible promissory notes issued during July 2005 through November 2005. Of the $4,500,000, $1,500,000 was short-term. The terms of the notes include, among other things:

•	a 10% interest rate;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by the us at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the our assets.

In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that we issued to third parties through the syndication process reduced, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, would continue to be available to us under the initial

$6 million commitment. During March 2004, the credit facility available to us was increased from $6 million to $12 million pursuant to amended notes. From May 2003 through January 24, 2005 we received an aggregate of $11,000,000 in connection with the issuance of 8% convertible promissory notes. On March 31, 2005, certain of our 8% convertible promissory noteholders agreed to exchange their existing 8% convertible promissory notes for shares of newly created Series C convertible preferred stock. Under these exchange agreements, we issued 2,614,793 shares of Series C convertible preferred stock in exchange for 8% convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000. As of December 31, 2005, we had $1,150,000 of short-term debt and $100,000 of long-term debt representing the principal balances associated with remaining 8% convertible promissory notes. The terms of the notes include, among other things:

•	an 8% interest rate;

•	a maturity date three years from the date of issuance;

•	an automatic conversion feature, whereby the notes automatically convert into shares of the our common stock at a conversion rate, as defined in the notes, on the date when the average trading price on the SWX Swiss Exchange of the our common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF;

•	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by the us);

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of the our assets.

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of December 31, 2005 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.3123 CHF per one U.S. Dollar as of December 31, 2005), the aggregated number of shares issued upon such conversion would be approximately 822,400.

If we hold the 8% convertible promissory notes to maturity, a final payment charge of $375,000 will be due at various dates from May 2006 through February 2007.

Associated with all outstanding convertible promissory notes, as of December 31, 2005, we had accrued interest of approximately $201,000.

Patent Assignment

On December 3, 2001, in conjunction with the acquisition of substantially all the assets of BrightStreet.com, we entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com agreed to assign to us all rights, title and interest in and to all the issued and pending BrightStreet.com patents, subject to certain pre-existing rights granted by BrightStreet.com to third parties, provided we make a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).

In exchange for the rights granted under the Assignment, beginning December 2002, we were obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid, at any time prior to December 3, 2005 exceeded $4,000,000, the Payment would be deemed to have been made. We had the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. Such payment was made on December 2, 2005.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recent New Accounting Pronouncements

In December 2004, the FASB issued FAS 123(R), Share-Based Payments. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the SEC approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by FAS 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative upon adopting FAS 123(R). FAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the “modified prospective” method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123(R) for purposed of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

We intend to implement FAS 123(R) in the first quarter of 2006 using the “modified prospective” method and the Black-Scholes options pricing model. The ultimate impact of adopting FAS 123(R) is not yet known.

In October 2005, the FASB issued FSP 123 (R)-2 that provides guidance on the application of grant date as defined in FAS 123 (R). The definition of grant date in FAS 123 (R) includes criteria for determining when a share-based payment awarded has been granted. One of the criteria is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment awarded. FSP 123 (R)-2 clarifies that in determining of the grant date of the award, assuming all other criteria have been met, a mutual understanding of the key term and conditions of an award to individual employees shall be presumed to exist at the date of the award approved in accordance with corporate governance requirements if both the following conditions are met (i) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (ii) the key terms of the award are expected to be communicated to all of the recipients within a relatively short time period from the date of approval.

ITEM 7 – FINANCIAL STATEMENTS

Our financial statements are set forth starting on page F-1 of this annual report.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Exchange Act) as of December 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as noted below, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner.

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

Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously discussed, the Company intends to take necessary steps to address certain reportable conditions noted above while enhancing and improving its internal controls and procedures.

ITEM 8B – OTHER INFORMATION

Not applicable.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information about each of our executive officers, key employees and directors as of December 31, 2005.

Name	Age	Position(s) with Company
Kamran Amjadi	42	Chief Executive Officer and Chairman
Mehrdad Akhavan	42	Chief Marketing Officer, President, Secretary and Director
Tracy Slavin	36	Chief Financial Officer
Wendy Roberts	41	Senior Vice President, Business Development
John Hoffman	46	Vice President of Network Operations
Amori Langstaff	34	Vice President of Client Services
Paul Wassem	35	President of ConsumerREVIEW.com
Peter Friedli	51	Director
Sean Deson	42	Director
David Jodoin	41	Director

Kamran Amjadi served as our Chairman and Chief Executive Officer from August 1996 (when he co-founded our business) through June 2004 when he resigned as Chief Executive Officer and Chairman. From June 2004 through April 2005 he worked as a consultant for the Company and in April 2005 he was re-appointed our Chairman and Chief Executive Officer. From September 1990 until August 1996, Mr. Amjadi was the Executive Vice President and Director of United States Operations for MP Technologies, a software company. From July 1986 until August 1990, Mr. Amjadi was a software engineer with the Hewlett-Packard Corporation.

Mehrdad Akhavan was appointed to the new position of Chief Marketing Officer in April 2005. From June 2004 through April 2005 he served as our Chief Executive Officer. Prior to that time, he served as our President and Chief Operating Officer since October 1999, having served as our Executive Vice President and Secretary since he co-founded our business in August 1996. Mr. Akhavan was elected to our Board of Directors in October 1996. From December 1994 until August 1996, Mr. Akhavan was President of TechTreK, a children’s computer entertainment and education center. From January 1991 until December 1994, Mr. Akhavan was President of Trident Software, a company he co-founded, which digitized works of art.

Tracy Slavin became our Chief Financial Officer in June 2004. Ms. Slavin joined us in September 2000, and until her promotion served as Controller and Senior Director of Accounting. Ms. Slavin, a CPA, has an MBA and corporate accounting, finance and auditing experience. Prior to joining the Company, she served as Vice President of Accounting for Thomson Financial, a division of The Thomson Corporation, a leading provider of financial information, analysis, research and software products. From 1993 to 1997, Ms. Slavin served as Assistant Controller for Phillips International, Inc., a consumer and business-to-business information company. Ms. Slavin began her career as an auditor with PricewaterhouseCoopers LLP.

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

Amori Langstaff, our Vice President of Client Services, joined us in March 2000. Amori oversees all client implementations, managing such processes as account services, business strategy, performance analyses and production. She brings to the Company ten years of experience designing and delivering results-based database and customer loyalty marketing solutions for retail and hospitality companies, including the Mandarin Oriental Hotel Group, Asset Marketing and Regent International Hotels. Amori has extensive experience in creating and implementing marketing campaigns, customer segmentations, database marketing programs and corporate business plans, and in leading consultative client engagements. At the Company, her contributions have promoted better and more profitable client relationships, streamlined sales and fulfillment processes.

Paul Wassem is the President of our ConsumerREVIEW division. He joined us in December 2002, when we acquired ConsumerREVIEW, as Vice President and General Manager. Prior to the acquisition, he was the President and CEO of ConsumerREVIEW, Inc. Before joining ConsumerREVIEW, Inc. in June 2000, he was a channel manager at BuyersEdge.com, an online marketplace backed by CMGI @ Ventures. From 1998 to 2000, Paul was vice president and general manager of GSS, Inc., a start-up staffing firm. Until 1998, he was a general manager at Borg-Warner Security Corporation. During his nine years at Borg-Warner, Paul was promoted from front-line sales and consulting positions to executive general management.

Peter Friedli co-founded our business in August 1996. Mr. Friedli was elected to our Board of Directors in October 1996. Mr. Friedli has been the principal of Friedli Corporate Finance, Inc., a venture capital firm, since its inception in 1986. Prior to joining Friedli Corporate Finance, Mr. Friedli worked as an international management consultant for service and industrial companies in Europe and the U.S. Mr. Friedli also serves as the President of New Venturetec, Inc., a publicly traded Swiss venture capital investment company and currently serves as a Director of VantageMed Corporation, a publicly traded provider of healthcare information services. He also serves as a Director in certain private companies.

Sean Deson was named as a Director in April 2004. He was appointed Chairman in June 2004 and held the position until April 2005, when Mr. Amjadi returned to the Company as the Chief Executive Officer and was re-appointed Chairman. Mr. Deson is the foundeder of Deson & Co., and Deson Ventures, and Treeline Capital, all technology focused investment related firms. Prior to founding his investment firms, Mr. Deson was a Senior Vice President at Donaldson, Lufkin & Jenrette, now Credit Suisse First Boston. Mr. Deson spent 10 years at Donaldson, Lufkin & Jenrette. Messrs. Friedli and Deson have co-invested in a number of companies.

David Jodoin was appointed as a Director in November 2005. Since December 2005 Mr. Jodoin has been the Chief Executive Officer of Iperia, an enterprise software company specializing in solutions for service providers in the voice over IP industry. From 2002 until 2005, Mr. Jodoin served as Chief Executive Officer of Alpha NetSolutions, Inc., an information technology consulting organization specializing in strategic consulting, web services and Linux migration strategies. Previously, Mr. Jodoin was the founder and Chief Executive Officer of Innovative Computer Concepts, which merged with Vantive Corporation, a publicly held customer relationship management software company, which eventually merged with PeopleSoft, Inc. While at Vantive, Mr. Jodoin held the position of Executive Vice President and General Manager.

Board of Directors

As of December 31, 2005, our Board of Directors consisted of Kamran Amjadi, Mehrdad Akhavan, Peter Friedli, Sean Deson and David Jodoin, with Mr. Amjadi serving as Chairman of the Board. Mr. Amjadi served as Chairman until June 2004, when he resigned as Chief Executive Officer and Chairman. Mr. Deson, who was named a Director in April 2004, was appointed Chairman on June 22, 2004. In April 2005, when Mr. Amjadi rejoined the Company as Chief Executive Officer, he was re-appointed Chairman.

Compensation Committee: The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The Compensation Committee also administers our various incentive compensation, stock and benefit plans. As of December 31, 2005, the Compensation Committee consisted of Mr. Friedli.

Director Compensation: We do not currently compensate our directors who are also employees. Each non-employee director currently is reimbursed for reasonable travel expenses for each board meeting attended. In 2005, each non-employee director received 100,000 shares of our common stock. Future year’s compensation for non-employee directors has not yet been decided.

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

Audit Committee/Audit Committee Financial Expert

We do not have a separately designated standing Audit Committee of our Board of Directors, and therefore we do not have any independent audit committee financial experts under Item 401(e) of Regulation S-B. We are listed on the SWX Swiss Exchange, which does not currently require that listed companies have an audit committee. We intend to expand our current Board of Directors to accommodate a separately designated Audit Committee, and to appoint members of such Committee, at a later date.

Beneficial Ownership Reporting Compliance under Section 16

To our knowledge, based solely on review of the copies of reports under Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005 all executive officers, directors and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements, except that Tracy L. Slavin reported two transactions late.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and to all of our employees, including our chief executive officer and chief financial officer. Our Code of Ethics has been distributed to all employees and is available at our website (www.e-centives.com). Any additions or amendments to the Code of Ethics, and any waivers of the Code of Ethics for executive officers or our Directors, will be posted on the Company’s website.

ITEM 10 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid during the years ended December 31, 2005, 2004 and 2003 to our Chief Executive Officer and our other executive officers as of December 31, 2005, and two other most highly compensated employees for the year ended December 31, 2005 (collectively, the “Named Executive Officers”).

Name and Principal Position(s)	Year	Annual Compensation					Long-Term Compensation Securities Underlying Options	All Other Compensation
		Salary ($)		Bonus ($)	Other ($)
Kamran Amjadi (1)	2005	$184,659	(5)	$—	$—		—	$58,791	(7)
Chief Executive Officer and Chairman	2004	$98,077	(5)	$—	$—		—	$84,532	(7)
	2003	$160,083	(5)	$25,000	$—		3,311,971	$—

Mehrdad Akhavan (2)	2005	$189,167	(5)	$—	$—		—	$—
Chief Marketing Officer, President, Secretary and Director	2004	$135,000	(5)	$—	$—		—	$—
	2003	$141,250	(5)	$25,000	$—		1,868,256	$—

Tracy Slavin (3)	2005	$144,915	(5)	$1,923	$—			$—
Chief Financial Officer	2004	$130,102	(5)	$—	$—		305,000	$—
	2003	$129,841	(5)	$11,500	$—		45,000	$—

Wendy Roberts (4)	2005	$193,333	(5)	$30,000	$14,462	(6)	—	$—
Senior Vice President, Business Development	2004	$180,000	(5)	$—	$—		—	$—
	2003	$188,333	(5)	$—	$—		350,000	$—

Amori Langstaff	2005	$145,000	(5)	$10,000	$—		—	$—
Vice President of Client Services	2004	$119,448	(5)	$10,000	$—		—	$—
	2003	$85,828	(5)	$—	$—		350,000	$—

(1)	Kamran Amjadi resigned as our Chairman and Chief Executive Officer in June 2004 and worked for the Company as a consultant until April 2005, when he was re-appointed our Chairman and Chief Executive Officer.
(2)	Mehrdad Akhavan served as our Chief Executive Officer from June 2004 until April 2005, when Mr. Amjadi was re-appointed our Chairman and Chief Executive Officer. He was previously President and Chief Operating Officer.
(3)	Tracy Slavin joined E-centives in September 2000 as Controller and in June 2004 she was promoted to Chief Financial Officer.
(4)	Wendy Roberts joined E-centives in May 2002 as Vice President of Emerging Markets and in March 2003 she was promoted to Senior Vice President, Business Development.

(5)	Salaries included a 10% deferral that began in July 2003 and ended in April 2005.
(6)	Commissions.
(7)	Consulting fees and reimbursement of business expenses.

Option Grants in Last Fiscal Year

No grants of stock options were made to any of the Named Executive Officers during the year ended December 31, 2005.

Aggregated Option Exercises and Holdings

The following table presents information with respect to stock options exercised by each of our Named Executive Officers during the year ended December 31, 2005 and stock options owned by each of our Named Executive Officers at December 31, 2005 on an aggregated basis.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kamran Amjadi	—	$—	2,986,791	—	$391,769	$—
Mehrdad Akhavan	—	—	2,243,256	—	280,238	—
Tracy Slavin	98,750	32,489	15,000	240,000	—	36,000
Wendy Roberts	—	—	375,000	125,000	39,375	13,125
Amori Langstaff	—	—	105,000	150,000	15,000	22,500

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of common stock as of January 31, 2006:

•	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of our outstanding common stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each person identified is c/o E-centives, Inc., 6901 Rockledge Drive, 6th Floor, Bethesda, Maryland 20817.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a stockholder vote. The persons named in this table have sole voting power for all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after January 31, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name	Number	Percent of Class
Kamran Amjadi (1)	4,582,791	7.0

Mehrdad Akhavan (2)	2,903,256	4.5

Sean Deson	150,000	*

David Jodoin	—	*

Peter Friedli (3)	63,829,721	66.1
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

Venturetec, Inc. (4)	19,282,253	26.6
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

New Venturetec AG (5)	19,282,253	26.6
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

InVenture, Inc. (6)	25,898,477	34.0
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

US Venture 05, Inc. (7)	3,750,000	5.7
c/o Friedli Corporate Finance AG
Freigutstrasse 5
8002 Zürich, Switzerland

Bank J Vontobel & Co AG	5,000,000	8.0
Bahnhofstrasse 3
8002 Zurich, Switzerland

Tracy Slavin (8)	15,000	*

Wendy Roberts (9)	375,000	*

Amori Langstaff (10)	105,000	*

Executive officers and directors as a group (6 persons) (11)	71,840,768	70.2

*	Less than 1% of the outstanding shares of common stock.
(1)	Includes 2,986,791 shares issuable upon exercise of vested stock options.
(2)	Includes 2,243,256 shares issuable upon exercise of vested stock options.
(3)	Includes 90,000 shares issuable upon exercise of vested stock options, 1,907,000 shares issuable upon exercise of warrants and 32,399,860 shares issuable upon conversions of Series C preferred stock held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants held by entities over which Mr. Friedli has control, as follows: InVenture, Inc. — 11,983,337 shares of common stock and 13,915,140 shares issuable upon conversions of Series C preferred stock; Joyce, Ltd. — 235,000 shares of common stock; Pine Inc. — 291,000 shares of common stock and 137,000 shares issuable upon the exercise of warrants; Savetech, Inc. — 165,383 shares of common stock; Spring Technology Corp. — 177,520 shares of common stock; USVentech — 145,750 shares of common stock; US Venture 05, Inc. — 3,750,000 shares issuable upon conversions of Series C preferred stock and Venturetec, Inc. — 9,035,263 shares of common stock, 1,000,000 issuable on exercise of warrants and 9,246,990 shares issuable upon conversions of Series C preferred stock. Mr. Friedli has sole voting and investment power with respect to 13,747,338 shares and shared voting and investment power with respect to 50,082,383 shares. See “Item 12—Certain Relationships and Related Transactions” for a description of Mr. Friedli’s relationships with these entities.
(4)	Includes 9,035,263 shares of common stock, 1,000,000 issuable on exercise of warrants and 9,246,990 shares issuable upon conversions of Series C preferred stock.
(5)	Includes 9,035,263 shares of common stock, 1,000,000 issuable on exercise of warrants and 9,246,990 shares issuable upon conversions of Series C preferred stock held by Venturetech, Inc. New Venturetec AG may be deemed to control Venturetec, Inc. by virtue of its ownership of 100% of Venturetec, Inc.’s capital stock and its corresponding right to elect Venturetec, Inc.’s directors, and, therefore, our capital stock owned by Venturetec, Inc. may also be deemed to be beneficially owned by New Venturetec, Inc. New Venturetech AG has shared voting and investment power with respect to 10,035,263 shares.
(6)	Includes 13,915,140 shares issuable upon conversions of Series C preferred stock.
(7)	Includes 3,750,000 shares issuable upon conversions of Series C preferred stock.
(8)	Includes 15,000 shares issuable upon exercise of vested stock options.
(9)	Includes 375,000 shares issuable upon exercise of vested stock options.
(10)	Includes 105,000 shares issuable upon exercise of vested stock options.
(11)	Includes 5,335,047 shares issuable upon exercise of vested stock options, 1,907,000 shares issuable upon exercise of warrants and 32,399,860 shares issuable upon conversions of Series C preferred stock.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Peter Friedli, one of our stockholders and Directors has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Savetech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President and a controlling stockholder of Friedli Corporate Finance. Mr. Friedli engaged in a number of transactions with us, both directly and through companies with which he has affiliations, as follows:

Preferred Stock Financing. In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of the our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the Company. Associated with the preferred stock financing, as of September 30, 2005, we received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc.

In connection with the preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes (as described below) for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, we issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the convertible promissory notes were immediately cancelled and we owe no further amounts thereunder. If the Series C convertible preferred stock has not been converted to common stock pursuant to its terms prior to February 2, 2009, then, as additional consideration, the Company will issue to the Noteholder, a warrant to purchase shares of the Company’s common stock. The exercise price for each warrant will be equal to twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009.

Funding Commitment and Promissory Notes. In September 2002, Friedli Corporate Finance committed to provide us with a capital infusion of up to $20 million for continued operations and future business expansion purposes. Of the $20 million aggregate commitment, $2 million is remaining, which is not sufficient to sustain operations through 2006. In consideration for the commitment, we issued 6,000,000 warrants to four investors. Mr. Friedli and Venturetec, Inc. each received 1,000,000 warrants, and the remaining warrants were issued to unrelated third parties.

As part of this financing, in March 2003 we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes (as noted below). The aggregate dollar amount of the convertible promissory notes that were issued to third parties through the syndication process reduced, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, was available to us under the initial $6 million commitment. During March 2004, the credit facility available to us was increased from $6 million to $12 million pursuant to amended notes. Through January 2005 we received an aggregate of $11,000,000, in connection with the issuance of convertible promissory notes. The terms of the notes include, among other things:

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

On August 19, 2005 we issued a convertible promissory note in the principal amount of $500,000 to Venturetec, Inc. and on September 30, 2005 and November 21, 2005 we issued convertible promissory notes in the principal amounts of $1,000,000 and $3,000,000, respectively to US Venture 05, Inc. The terms of the note include, among other things:

•	an 10% interest rate;

•	a maturity date of March 31, 2006 for the August 19, 2005 and September 30,2005 convertible promissory notes and a maturity date of November 21, 2007 for the November 21, 2006 convertible promissory note;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by the Company at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of our assets.

The note issued on August 19, 2005 began to accrue interest as of July 25, 2005, the date on which Venturetec, Inc. delivered the $500,000 purchase price for the convertible promissory note to us.

Conversion of Debt of Consumer Review. Venturetec, Inc. and Pine, Inc. were debentureholders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all of the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock. Our shares of Series B convertible preferred stock automatically converted into shares of common stock in May 2005 at a conversion ratio of eight shares of common stock for each one share of Series B convertible preferred stock.

Rights Offering. As part of our October 2001 rights offering, we sold shares of our common stock to Venturetec. Inc. and Pine, Inc. Venturetec, Inc. and Pine, Inc. each delivered to us a promissory note dated as of October 19, 2001, with a maturity date of March 31, 2002, as consideration for the subscription price for the shares of common stock for which each company subscribed under the rights offering. Venturetec, Inc.’s note (which was only partial consideration for the purchase of the shares; the remainder was paid in cash) was in the principal amount of CHF 8,500,000 (approximately $5.2 million) and Pine, Inc.’s note was in the principal amount of CHF 8,687,530 (approximately $5.3 million). However, on January 22, 2002, Pine, Inc., Venturetec, Inc. and InVenture, Inc., all companies under common control, reallocated their share purchases and/or related promissory notes associated with the rights offering. The CHF 2,500,000 (approximately $1.5 million) in cash originally indicated as originating from Venturetec, Inc. was reallocated as follows:

•	In a private sale, InVenture, Inc. purchased from Pine, Inc. 1,041,667 shares of common stock, originally purchased by Pine, Inc. pursuant to the rights offering, for CHF 2,083,334. As part of this transaction, Pine, Inc. was credited with paying us CHF 2,083,334 (approximately $1.3 million) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 6,604,196 (approximately $4.1 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to May 15, 2002. We simultaneously returned Pine, Inc.’s original CHF 8,687,530 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

•	Venturetec, Inc. paid us CHF 416,666 (approximately $256,000) and delivered to us an amended and restated secured promissory note dated as of October 19, 2001, in the principal amount of CHF 10,583,334 (approximately $6.5 million), with 2% interest accruing from October 19, 2001 and a maturity date that was extended to June 30, 2002. This CHF 10,583,334 reflects an increase in Venturetec, Inc.’s secured promissory note to CHF 11,000,000 (approximately $6.8 million), reflecting Venturetec, Inc.’s original subscription price for the shares of our common stock for which it subscribed under the rights offering, minus the CHF 416,666 payment. We simultaneously returned Venturetec, Inc.’s original CHF 8,500,000 promissory note. All of the outstanding principal and interest under the promissory notes was fully received in April 2002.

We engaged Friedli Corporate Finance to support us in connection with our 2001 rights offering. In association with this support, we reimbursed Friedli Corporate Finance approximately $100,000 in expenses.

Consulting Agreement. In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, whereby Mr. Friedli provides us with financial consulting services and investor relations advice. There have been subsequent renewal agreements, with the most recent agreement expiring in December 2006. Pursuant to this agreement, Friedli Corporate Finance is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. Consulting expense under the Friedli Corporate Finance agreement was approximately $63,000 for each of the years ended December 31, 2005, 2004, and 2003, respectively. In addition, under the original agreement, we granted:

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

Funding Assistance. Mr. Friedli also earns fees for his help in raising funds for the Company. For help in securing the funds associated with the convertible promissory notes and preferred stock financing, from May 2003 through November 2005, Mr. Friedli was paid $1,815,000, which he has indicated to us will be distributed to a number of third party banks and individuals who assisted in financing efforts.

In addition, on December 8, 2003, Mr. Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007 in connection with his continued support of the business and his assistance with fundraising.

ITEM 13 – EXHIBITS

Exhibits

See Exhibit Index attached.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by BDO Seidman, LLP for the years ended December 31, 2005 and 2004, respectively, are summarized in the table below.

	2005	2004
Audit fees (1)	$141,000	$128,000
Audit Related fees	0	0
Tax fees (2)	26,000	25,000
All Other fees	0	0

Total fees	$167,000	$153,000

(1)	Audit fees include consents and review of and assistance with documents filed with the SEC
(2)	Tax fees consisted of fees for tax consultation and tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on March 30, 2006.

E-CENTIVES, INC.

By:	/s/ Kamran Amjadi
Kamran Amjadi
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kamran Amjadi Kamran Amjadi	Chief Executive Officer (Principal Executive Officer) and Chairman	March 30, 2006

/s/ Tracy L. Slavin Tracy L. Slavin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Mehrdad Akhavan Mehrdad Akhavan	Director	March 30, 2006

/s/ Peter Friedli Peter Friedli	Director	March 30, 2006

/s/ Sean Deson Sean Deson	Director	March 30, 2006

/s/ David Jodion David Jodoin	Director	March 30, 2006

E-CENTIVES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

E-centives, Inc.

Bethesda, MD

We have audited the accompanying balance sheets of E-centives, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company is dependent upon its principal stockholder for continued funding.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-centives, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Bethesda, MD

March 17, 2006

E-CENTIVES, INC.

BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$467,295	$303,136
Accounts receivable, net of allowance for doubtful accounts of $87,350 and $64,081 at December 31, 2005 and December 31, 2004, respectively.	1,331,177	1,370,240
Other receivables	351,397	28,848
Prepaid expenses	54,456	93,636
Restricted cash	—	70,000
Other	11,000	—

Total current assets	2,215,325	1,865,860
Property and equipment, net	153,075	257,723
Other intangible assets, net	1,819,750	534,286
Deferred financing fee	375,751	1,088,455
Other assets	16,011	11,000

Total assets	$4,579,912	$3,757,324

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,403,904	$3,060,148
Accrued expenses	499,737	1,002,691
Deferred revenue	75,042	254,669
Current portion of capital leases	5,208	122,710
Short term debt	2,650,000	—
Other liabilities	220,240	672,475

Total current liabilities	4,854,131	5,112,693
Capital leases, net of current portion	—	5,208
Long-term debt	3,100,000	10,500,000
Other long-term liabilities	291,452	814,452

Total liabilities	8,245,583	16,432,353

Commitments and contingencies
Convertible redeemable preferred stock
Series B convertible preferred stock (voting), $.01 par value, 400,000 shares authorized, 0 and 400,000 shares issued and and outstanding at December 31, 2005 and December 31, 2004.	—	2,067,600
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized and 3,239,986 and 0 shares issued and outstanding at December 31, 2005 and December 31,2004 (liquidation preference of $25,919,888 at December 31, 2005).	12,959,940	—

Total convertible redeemable preferred stock	12,959,940	2,067,600

Stockholders’ deficit:
Common stock, $.01 par value, 120,000,000 shares authorized, 62,165,256 and 58,388,946 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively.	621,653	583,889
Additional paid-in capital	126,906,002	124,563,498
Accumulated deficit	(144,153,266)	(139,890,016)

Total stockholders’ deficit	(16,625,611)	(14,742,629)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$4,579,912	$3,757,324

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004
Revenue
Product sales	$6,002,995	$5,386,193
Royalties	13,799	—

Total revenue	6,016,794	5,386,193

Operating expenses (income):
Cost of revenue	2,981,728	2,865,216
Product development, exclusive of stock-based compensation	943,400	1,359,355
General and administrative, exclusive of stock-based compensation	4,007,067	8,192,374
Sales and marketing, exclusive of stock-based compensation	1,441,799	1,591,263
Stock-based compensation:
Product development	24,748	16,830
General and administrative	112,084	374,513
Sales and marketing	45,612	57,232
Other income	(333,333)	—

Total operating expenses (income)	9,223,105	14,456,783

Loss from operations	(3,206,311)	(9,070,590)
Interest expense	(1,070,123)	(1,732,135)
Interest income	13,184	3,529

Loss before income taxes	(4,263,250)	(10,799,196)
Income taxes	—	—

Net loss	$(4,263,250)	$(10,799,196)

Basic and diluted net loss per common share	$(0.07)	$(0.19)
Shares used to compute basic and diluted net loss per common share	60,723,903	57,881,791

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2004	57,663,609	$576,636	$124,010,611	$(129,090,820)	$(4,504,173)

Stock-based compensation	—	—	448,575	—	448,575
Exercise of stock options	575,337	5,753	70,184	—	75,937
Conversion of warrants to common stock	100,000	1,000	15,233	—	16,233
Issuance of common stock to Chairman of the Board	50,000	500	19,495	—	19,995
Net loss	—	—	—	(10,799,196)	(10,799,196)

Balance at December 31, 2004	58,388,946	583,889	124,563,498	(139,890,016)	(14,742,629)

Stock-based compensation	—	—	182,444	—	182,444
Exercise of stock options	363,800	3,638	44,576	—	48,214
Issuance of common stock for services	212,510	2,126	79,884	—	82,010
Conversion of Series B preferred stock to common stock	3,200,000	32,000	2,035,600	—	2,067,600
Net loss	—	—	—	(4,263,250)	(4,263,250)

Balance at December 31, 2005	62,165,256	$621,653	$126,906,002	$(144,153,266)	$(16,625,611)

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004
Cash flows used in operating activities:
Net loss	$(4,263,250)	$(10,799,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763,912	2,263,541
Loss on sale/disposal of property and equipment	2,705	—
Amortization of financing fees	1,462,705	474,385
Stock-based compensation	182,444	448,575
Issuance of common stock for services	82,010	19,995
Provision for doubtful accounts	14,000	30,000
(Increase) decrease in:
Accounts receivable	25,063	182,522
Prepaid expenses and other current assets	39,180	(26,269)
Other receivables	(322,549)	(28,848)
Increase (decrease) in:
Accounts payable	(1,606,244)	405,548
Deferred revenue	(179,627)	(399,072)
Accrued expenses and other liabilities	(769,016)	1,312,841

Net cash used in operating activities	(4,618,667)	(6,115,978)

Cash flows from investing activities:
Decrease in restricted cash	70,000	57,069
Acquisition of property and equipment	(79,331)	(27,139)
Sale of property and equipment	3,640	—
Increase in security deposits	(16,011)	(11,000)
Acquisition of Collabrys	—	(15,000)
Purchase of intangible asset	(1,871,743)	(62,637)

Net cash used in investing activities	(1,893,445)	(58,707)

Cash flows from financing activities:
Payments on obligations under capital lease	(122,710)	(244,425)
Proceeds from issuance of debt	5,400,000	7,050,000
Payment of debt	(400,000)	—
Debt issuance costs	(750,000)	(705,000)
Issuance of Series C convertible preferred stock	2,500,767	—
Proceeds from conversion of warrants	—	75,937
Exercise of stock options	48,214	16,233

Net cash provided by financing activities	6,676,271	6,192,745

Net increase in cash and cash equivalents	164,159	18,060
Cash and cash equivalents, beginning of period	303,136	285,076

Cash and cash equivalents, end of period	$467,295	$303,136

Supplemental disclosure of cash flow information:

Cash paid for interest	$77,016	$15,775

Supplemental disclosure of non-cash investing and financing activities:

During May 2005, 400,000 shares of Series B convertible preferred stock automatically converted into an aggregate of 3,200,000 shares of common stock.

During March 2005, convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000 were exchanged for 2,614,794 shares of Series C convertible preferred stock.

During 2004, the Company entered into capital leases totaling approximately $43,000.

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

One of the Company’s Interactive Database Marketing Division customers, Reckitt Benckiser, contributed 31% and 22%, respectively, of the Company’s revenue for the years ended December 31, 2005 and 2004. The customer’s initial contract expired in October 2002 and the customer has subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the revenue generated by this customer decreased from the year ended December 31, 2003 to the year ended December 31, 2004, it did increase for the year ended December 31, 2005. Revenue from this customer has the potential to increase for the year ended December 31, 2006 with the addition of new countries, brands and services, as it did for the year ended December 31, 2005. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Friedli Corporate Finance provided a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate. Of the $20 million, $2 million is remaining as of December 31, 2005, which may not be sufficient to sustain operations through 2006 and beyond. However, Friedli Corporate Finance has committed to providing the Company’s funding needs for 2006. If Friedli Corporate Finance is unable to fulfill its remaining financing commitment or the Company is not offered financing by Friedli Corporate Finance on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to continue operations. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund the Company’s future expansion or to make acquisitions. The Company may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek bankruptcy protection or a buyer for its assets.

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

(c) Property and Equipment

Property and equipment are stated at cost, and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment under capital leases are capitalized and amortized using the straight-line method over the shorter of their estimated useful life or the term of the respective lease. Leasehold improvements acquired in a business combination or purchased after the inception of a lease are capitalized and amortized over the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. (see Note 6).

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

(d) Long-Lived and Amortizable Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both FAS 121 and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Company assesses the recoverability of long-lived assets, including amortizable intangible assets, whenever adverse events or changes in circumstances or business climate indicate that the carrying value of the asset may not be recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount, if any, in which the carrying value of the asset exceeds the related fair value of the asset. No impairment charges were recorded during the years ended December 31, 2005 and 2004.

In accordance with the amortization provisions of FAS 142, Goodwill and Other Intangible Assets, the Company amortizes intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviews them for impairment in accordance with FAS 144.

Amortizable intangible assets at December 31, 2005 and December 31, 2004, consisted of patents, technology and tradenames, which were acquired in connection with the BrightStreet.com and ConsumerREVIEW.com acquisitions. As of December 31, 2005, the Company had the following amortizable intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets:
Patents	$2,345,679	$(525,929)	$1,819,750
Technology	3,774,685	(3,774,685)	—
Tradenames	112,408	(112,408)	—

Total amortizable intangible assets	$6,232,772	$(4,413,022)	$1,819,750

Aggregate Amortization Expense:
For the year ended December 31, 2005		$586,279
Estimated Amortization Expense:
For the year ended December 31, 2006		$623,914
For the year ended December 31, 2007		$623,914
For the year ended December 31, 2008		$571,922

(e) Deferred Revenue

Deferred revenue represents billings or collections on contracts in advance of performance of services and is recognized as revenue as the related service is performed based upon the applicable revenue recognition methodology.

(f) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 62% and 55% of the Company’s revenue for the years ended December 31, 2005 and 2004, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Interactive Database Marketing division. This was the result of a settlement of a lawsuit with Coupons, Inc. (see Note 11c) whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 38% and 45% of the Company’s total revenue for years ended December 31, 2005 and 2004, respectively.

(g) Cost of Revenue

Cost of revenue consists primarily of expenses related to providing the Company’s services, including related personnel costs, depreciation of servers, content costs, as well as network and hosting charges.

(h) Product Development Costs

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

(i) Sales and Marketing Costs

Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Such costs are expensed as incurred.

(j) Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expenses for the years ended December 31, 2005 and 2004.

(k) Stock-Based Compensation

At December 31, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 13c. As permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation.

(l) Income Taxes

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

(m) Net Income (Loss) Per Share

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

(n) Fair Value of Financial Instruments

The Company considers the carrying value of the Company’s financial instruments, which include cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value at December 31, 2005 and 2004 because of the relatively short period of time between origination of the instruments and their expected realization or settlement. The convertible promissory notes issued in connection with the Company’s syndication process were recorded at their respective face values, which are assumed to approximate fair value.

(o) Concentration of Credit Risk

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

In the year ended December 31, 2005, the Company incurred charges related to bad debts of approximately $14,000. While the Company believes that its allowance for doubtful accounts as of December 31, 2005 is adequate to cover any difficulties with the collection of its accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

For the years ended December 31, 2005 and 2004, one customer accounted for 31% and 22%, respectively, of the Company’s total revenue.

(p) Retirement Plan

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

(q) Recent New Accounting Pronouncements

In December 2004, the FASB issued FAS 123(R), Share-Based Payments. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the SEC approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by FAS 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative upon adopting FAS 123(R). FAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the “modified prospective” method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123(R) for purposed of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The Company intends to implement FAS 123(R) in the first quarter of 2006 using the “modified prospective” method and the Black-Scholes options pricing model. The ultimate impact of adopting FAS 123(R) is not yet known.

In October 2005, the FASB issued FSP 123 (R)-2 that provides guidance on the application of grant date as defined in FAS 123 (R). The definition of grant date in FAS 123 (R) includes criteria for determining when a share-based payment awarded has been granted. One of the criteria is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment awarded. FSP 123 (R)-2 clarifies that in determining of the grant date of the award, assuming all other criteria have been met, a mutual understanding of the key term and conditions of an award to individual employees shall be presumed to exist at the date of the award approved in accordance with corporate governance requirements if both the following conditions are met (i) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (ii) the key terms of the award are expected to be communicated to all of the recipients within a relatively short time period from the date of approval.

(r) Reclassification

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year presentation.

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

(b) Rights Offering

On October 19, 2001, the Company closed a rights offering of common stock for approximately $24.6 million with subscriptions for 20,000,000 shares. Each subscriber in the rights offering also received, for no additional consideration, based upon the number of shares of common stock purchased by such subscriber in the rights offering, a pro-rata portion of 2,000,000 shares of the Company’s Series A convertible preferred stock, convertible on a 10-for-1 basis into 20,000,000 shares of common stock under certain circumstances. After deducting expenses, underwriting discounts and any foreign currency loss, the net proceeds from this transaction were approximately $22.2 million, with $12.6 million of the net proceeds received by December 31, 2001 and the remaining net proceeds of $9.6 million, which related to promissory notes issued to the Company as part of the consideration for the rights offering, was received during the second quarter of 2002.

During 2003, all of the shares of the Company’s Series A convertible preferred stock, that were issued in connection with the rights offering, were converted into 20,000,000 shares of the Company’s common stock. Such shares of common stock have been listed on the SWX Swiss Exchange since February 21, 2002.

(c) Series B Convertible Preferred Stock

During December 2002, the Company issued 400,000 shares of Series B convertible preferred stock as part of the Company’s acquisition of substantially all of the assets of Consumer Review, Inc.. During May 2005, the 400,000 shares of Series B convertible preferred stock automatically converted into 3,200,000 shares of common stock.

(d) Warrants

In December 2001, as part of the purchase price for substantially all of BrightStreet.com’s assets, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock and a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock. The warrant for 500,000 had an exercise price of $0.5696 per share and was exercisable from June 3, 2002 through December 3, 2005. The warrant was never exercised and was therefore cancelled on December 3, 2005 when it expired. The performance-based warrant was exercisable, in whole or in part, beginning June 4, 2003 until December 3, 2005 based upon the achievement of certain performance targets at an exercise price of $2.44 per share. However, since the target revenue was not reached, the warrants were not earned and were deemed expired as of June 3, 2003.

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

On December 8, 2003, Peter Friedli was issued 345,000 warrants (of which 295,000 were transferred to other parties during 2004) with an exercise price of $0.50 and an expiration date of December 8, 2007, in connection with his continued support of the business and his assistance with fundraising. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, was estimated to be approximately $155,000 and was included as a component of general and administrative costs in the accompanying statement of operations.

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

(b) BrightStreet.com

On December 3, 2001, the Company entered into an Asset Purchase Agreement (the “Agreement”) with BrightStreet.com, Inc. (“BrightStreet.com”), whereby the Company acquired substantially all of BrightStreet.com’s assets and certain of its liabilities. The Company acquired BrightStreet.com for approximately $2.2 million, consisting of approximately $1.7 million in cash, a guaranteed warrant to purchase 500,000 shares of the Company’s common stock valued at approximately $185,000, a contingent performance-based warrant to purchase up to 250,000 shares of the Company’s common stock (because the target revenue was not met, the performance-based warrant was not earned) and approximately $369,000 in acquisition costs.

In conjunction with the Agreement, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties (“Pre-existing Rights”), provided the Company made a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”). If the Company made such Payment by that date, the Company shall own all rights, title and interest in and to the Patents, subject to the Pre-existing Rights. Until such Payment was made, the Company had, subject to the Pre-existing Rights, an exclusive, worldwide, irrevocable, perpetual, transferable, and sub-licensable right and license under the Patents, including the rights to control prosecution of the Patents and Patent applications and the right to sue for the infringement of the Patents. Until the Company took formal title to the Patents, it could not grant an exclusive sublicense to the Patents to any unaffiliated third party. In the event the Company did not make the Payment by December 3, 2005, the Company would retain a license to the Patents, but the license would convert to a non-exclusive license, and other rights to the Patents and Patent applications shall revert to BrightStreet.com or its designee.

In exchange for the rights granted under the Assignment, beginning December 2002, the Company was obligated to pay BrightStreet.com ten percent of revenues received that are directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid at any time prior to December 3, 2005 exceeded $4,000,000, the Payment will be deemed to have been made. The Company had the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid, and did so on December 3, 2005.

Due to additional transaction compensation incurred during the years ended December 31, 2004 and 2003, the Company subsequently recorded a patent intangible asset of $474,000. In December 2005, the Company recorded an addition to the patent intangible asset of $1,871,743 associated with additional transaction compensation.

(5) Letters of Credit

The Company’s restricted cash related to a letter of credit associated with their Bethesda, Maryland office. As part of the amended and modified lease agreement dated June 29, 2000, the Company was required to have an irrevocable letter of credit as a security deposit throughout the lease term of five years. In accordance with a September 25, 2002 partial lease termination agreement, the required security deposit for the remaining office space was reduced to $70,000; therefore, the letter of credit and the associated certificate of deposit was also reduced to that amount. The lease expired in September 2005 and the $70,000 was transferred to the Company’s operating account. The Company’s renewal lease for the Bethesda, Maryland office does not require a letter of credit.

(6) Property and Equipment

Property and equipment consists of the following:

		December 31,
	useful life	2005	2004
Computer equipment	3 years	$6,683,927	$6,715,204
Furniture and equipment	5-7 years	107,795	195,562
Leasehold improvements	5 years	23,072	23,072

		6,814,794	6,933,838
Less: accumulated depreciation		(6,661,719)	(6,676,115)

		$153,075	$257,723

Depreciation expense related to property and equipment was approximately $178,000 and $672,000 for the years ended December 31, 2005 and 2004, respectively

(7) Intangible Assets

In December 2005, the Company recorded approximately $1,872,000 for a patent intangible asset related to the BrightStreet.com acquisition that occurred in December 2001 (see Note 4b for further details). The intangible asset was recorded at its estimated fair value and is being amortized on a straight-line basis over three years.

As of December 31, 2005 and 2004, intangible assets consisted of the following:

	December 31,
	2005	2004
Patent	$2,345,679	$473,936
Technology	3,774,685	3,774,685
Tradenames	112,408	112,408

	6,232,772	4,361,029
Less: accumulated amortization	(4,413,022)	(3,826,743)

	$1,819,750	$534,286

(8) Income Taxes

The Company has incurred operating losses since its inception and has recognized no US current or deferred income tax provision or benefit. For the years ended December 31, 2005 and 2004, there was no income tax expense or benefit attributable to operations.

The provision for income taxes is different from that which would be obtained by applying the statutory US federal income tax rate to pretax loss before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2005	2004
Expected tax benefit at statutory rate	$1,449,505	$3,671,726
State tax, net of federal	165,983	420,800
Stock-based compensation, not deductible	—	(647)
Other, net	(2,473)	(2,563)
Increase in valuation allowance	(1,613,015)	(4,089,316)

Tax benefit	$—	$—

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2005	2004
Deferred tax assets:
Net operating loss and general business credits carryforwards	$48,559,296	$46,496,178
Intangible assets	2,272,669	2,276,820
Accrued expenses	94,750	94,750
Deferred compensation	1,227,836	1,646,924
Allowance for doubtful accounts receivable	33,105	24,097
Property and equipment	199,809	246,829

Total gross deferred tax assets	52,387,465	50,785,598
Valuation allowance	(52,387,465)	(50,785,598)

	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and tax credit carry forwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, projections for future taxable income and uncertainty regarding ultimate realization of the tax benefits regarding the deferred tax assets, the Company has established a valuation allowance of $52,387,000 and $50,786,000 as of December 31, 2005 and 2004, respectively. The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $1,602,000 and $3,863,000, respectively. The federal net operating loss is $127,615,000 as of December 31, 2005. The federal net operating loss carry forward period expires commencing in 2011 through the year 2022. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss may occur. As a result, the net operating loss carry forward may not be fully utilized before expiration.

(9) Convertible Promissory Notes

During the year ended December 31, 2005 the Company issued three 10% convertible promissory notes with principal balances totaling $4,500,000. As of December 31, 2005, $1,500,000 was classified as short-term debt and $3,000,000 was classified as long-term debt. As of December 31, 2005, $79,863 of the Company’s other liability balance represents accrued interest associated with these convertible promissory notes. The terms of the 10% convertible promissory notes include, among other things:

•	a 10% interest rate;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by the Company at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the Company’s assets.

During the period from May 2003 through January 2005, the Company issued 8% convertible promissory notes with principal balances totaling $11,000,000. On March 31, 2005, 8% convertible promissory notes with principal balances totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,793 shares of Series C convertible preferred stock. As of December 31, 2005, of the remaining balance of 8% convertible promissory notes, $1,150,000 was classified as short-term debt and $100,000 was classified as long-term debt. As of December 31, 2005, $121,162 of the Company’s other liability balance represents accrued interest associated with these convertible promissory notes. The terms of 8% convertible promissory notes include, among other things:

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

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of December 31, 2005 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.3123 CHF per one U.S. Dollar as of December 31, 2005), the aggregated number of shares issued upon such conversion would be approximately 822,400.

At December 31, 2005, the other long-term liabilities balance of $291,452 represents the current accrual for the final payment charges associated with the 8% convertible promissory notes. If the Company holds the 8% convertible promissory notes to maturity, a final payment charge of $375,000 will be due at various dates from May 2006 through February 2007.

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

(11) Commitments and Contingencies

(a) Leases

The Company is obligated under non-cancelable capital leases, for certain computer and office equipment, all of which expire by mid 2006. Amounts related to assets under non-cancelable capital leases that have been capitalized as property and equipment as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Computer equipment	$570,580	$570,580
Office equipment	23,789	23,789
Less: accumulated depreciation	(553,327)	(498,938)

	$41,042	$95,431

In addition, the Company is obligated under non-cancelable operating leases, primarily for office space. Rent expense under operating leases was approximately $618,000 and $744,000 for the years ended December 31, 2005 and 2004, respectively. In February 2002 and in March 2004, the Company signed sublease agreements to sublease portions of the Bethesda, Maryland facility. Both subleases expired in September 2005.

As of December 31, 2005, future minimum lease payments are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2006	$5,285	$349,573
2007	—	199,380
2008	—	152,875

Total	5,285	$701,828

Less: amount representing interest	(77)

Present value of net minimum lease payments	5,208
Less: current installments	(5,208)

Obligation under capital leases, excluding current portion	$—

(b) Patent Assignment

On December 3, 2001, in conjunction with the acquisition of substantially all the assets of BrightStreet.com, the Company entered into a Patent Assignment Agreement (the “Assignment”) with BrightStreet.com. Pursuant to the Assignment, BrightStreet.com agreed to assign to the Company all rights, title and interest in and to all the issued and pending BrightStreet.com patents (collectively, the “Patents”), subject to certain pre-existing rights granted by BrightStreet.com to third parties, provided the Company made a certain payment to BrightStreet.com by December 3, 2005 (the “Payment”).

In exchange for the rights granted under the Assignment, beginning December 2002, the Company was obligated to pay BrightStreet.com 10% of revenues received that were directly attributable to (a) the licensing or sale of products or functionality acquired from BrightStreet.com, (b) licensing or royalty fees received from enforcement or license of the patents covered by the Assignment, and (c) licensing or royalty fees received under existing licenses granted by BrightStreet.com to certain third parties. If the total transaction compensation paid at any time prior to December 3, 2005 exceeded $4,000,000, the Payment would be deemed to have been made. Additionally, the Company had the right, at any time prior to December 3, 2005, to satisfy the Payment by paying to BrightStreet.com the difference between the $4,000,000 and the total compensation already paid. The Company made such payment on December 3, 2005.

(c) Litigation

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of December 31, 2005, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal at one point claimed over $1 million in compensatory money damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, the Company removed the case to the United States District Court for the Northern District of California, San Jose Division (“the Court”), denied any liability, and filed counterclaims seeking damages of about $1.8 million. These counterclaims were dismissed pursuant to E-centives’ own request during trial proceedings held in January and February 2006. At trial, Trifocal also revised its claims, reducing the damages sought to approximately $800,000, not including interest, statutory damages, attorneys’ fees and costs. At the close of trial proceedings, the Court issued a ruling on the predominant issues in the case. The Court found in favor of E-centives on approximately $536,515 of Trifocal’s claims, and awarded Trifocal approximately $50,937. This left some additional issues, including whether Trifocal is entitled to interest, statutory penalties, and/or attorneys’ fees on any of the $50,937 awarded to Trifocal, which the Court took under submission pending further briefing. E-centives filed briefs opposing any further recovery by Trifocal with the exception of $13,356 in interest. In its post-trial brief, Trifocal claimed that it is entitled to not only interest, statutory penalties, and/or attorneys’ fees, but that it is also entitled to further damages not included in the Court’s findings at the close of trial proceedings. In total, Trifocal currently seeks, exclusive of attorneys’ fees, approximately $200,000 in additional sums above the Court’s original award of $50,937. In the April 2006 timeframe, a decision of the Court is expected as to what amount of these additional damages will be awarded to Trifocal. Following this decision, either party, or both parties, may make a motion to obtain recoverable costs and attorneys’ fees as the prevailing party, which are estimated at approximately $60,000. Trifocal will likely claim that it is the prevailing party because it received some recovery, and E-centives will likely claim that it was the prevailing party because Trifocal only prevailed on a modest percentage of what it originally sought. Regarding this suit, the Company has recorded a provision in the financial statements as of December 31, 2005.

On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights of which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, the Company will receive an aggregate of $1 million over the next two years in exchange for a release from us of all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement.

There were no material additions to, or changes in status of the settlement with CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement with CoolSavings provide for a cross-license between the Company and CoolSavings for each of the patents currently in dispute. There are no royalties or other incremental payments involved in the cross-license. Pursuant to this settlement, the Company paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. The Company may have to make payments of up to $700,000 to CoolSavings as follows:

•	$250,000, which was accrued for during 2001, was due if, within one year from the date of entry of the Stipulated Order of Dismissal filed on or about March 3, 2000, Catalina Marketing Corporation prevailed in a motion for summary judgment in a separate litigation between it and CoolSavings, involving the CoolSavings’ patent currently in dispute. However, a dispute has arisen between the parties regarding whether this portion of the license fee is actually due, despite Catalina Marketing Corporation not prevailing in its motion. This dispute is based in part on the fact that the Company may be entitled to a license under the CoolSavings’ patent at issue as a result of the Company’s acquisition of the assets of BrightStreet.com, which acquisition included the settlement of infringement litigation between CoolSavings and BrightStreet.com regarding the same CoolSavings patent at issue in the Company’s settled litigation. In 2001, CoolSavings asserted that the $250,000 contingent payment was due. The Company disputed that the payment was due to CoolSavings and continue to believe that the claim is without merit. Although there has been no formal resolution to this dispute, there have been no communications between the parties concerning this issue since 2002.

•	Up to $450,000 if and to the extent the CoolSavings’ patent currently in dispute survives the pending reexamination proceedings at the Patent and Trademark Office that were initiated by a third party. This component of the settlement arrangement has not been accrued for because the possibility of the Company’s having to make this payment continues to remain remote.

(d) Employment Agreements

The Company currently has no employment agreements with any of its officers and employees, but does have bonus agreements with certain officers and employees.

(12) Segment Information

(a) Operating Segments

Starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: Interactive Database Marketing division (“IDBM”) and ConsumerREVIEW.com. IDBM includes such services as data warehousing system, online reporting system, Internet coupon system, e-mail marketing system, strategic consulting and program management, user experience design and development, and analytics and data mining; while ConsumerREVIEW.com includes on-line advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the reportable operating segments as of and for the year ended December 31, 2005 and 2004 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

2005	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$3,723,944	$2,292,850	$6,016,794	$—		$6,016,794
Operating loss	(2,404,637)	(801,674)	(3,206,311)	—		(3,206,311)
Depreciation and amortization	217,758	546,154	763,912	—		763,912
Capital expenditures	66,542	12,789	79,331	—		79,331
Assets	3,627,200	485,417	4,112,617	467,295	(1)	4,579,912

2004	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,957,103	$2,429,090	$5,386,193	$—		$5,386,193
Operating loss	(8,319,798)	(750,792)	(9,070,590)	—		(9,070,590)
Depreciation and amortization	1,606,539	657,002	2,263,541	—		2,263,541
Capital expenditures	18,804	8,335	27,139	—		27,139
Assets	2,306,918	1,077,270	3,384,188	373,136	(1)	3,757,324

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and cash equivalents, as well as restricted cash.

(b) Customers

For the years ended December 31, 2005 and 2004, one of the Company’s Interactive Database Marketing Division customers, Reckitt Benckiser, contributed $1.8 million and $1.2 million, respectively, in revenue, or 31% and 22%, respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into four renewal agreements, with the most recent one expiring on December 31, 2006.

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

On February 9, 2005, the Company was authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share. Associated with the Company’s preferred stock financing, the Company received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock.

In addition, on March 31, 2005, 2,614,794 shares of the Series C convertible preferred stock were issued in exchange for certain of the Company’s 8% convertible promissory notes and associated accrued interest. If the Series C convertible preferred stock that was issued as part of the exchange has not been converted to common stock pursuant to its terms prior to February 2, 2009, then, as additional consideration, the Company will issue to holder, a warrant to purchase shares of the Company’s common stock. The exercise price for each warrant will be equal to twenty percent below the average of the market prices for the five trading days prior to, but not including February 2, 2009.

As of December 31, 2005, there were 3,239,986 shares of Series C convertible preferred stock issued and outstanding. As of December 31, 2005, the Series C convertible preferred stock is classified on the balance sheet as redeemable in accordance with EITF Topic D-98 Classification and Measurement of Redeemable Securities, due to the holders’ ability to require redemption through a liquidation of the Company.

Voting: The Series C convertible preferred stock shall vote with the shares of the common stock and any other class of capital stock of the Company having similar voting rights (and not as a separate class) at any annual or special meeting of stockholders of the Company, and may act by written consent in the same manner as the common stock. Each holder of shares of Series C convertible preferred stock shall be entitled to such number of votes as shall be equal to the whole number of shares of common stock into which such holder’s aggregate number of shares of Series C convertible preferred stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent.

Rank: The Series C convertible preferred stock shall, with respect to dividend rights and rights on liquidation, winding-up and dissolution, rank (i) senior to Series B convertible preferred stock, common stock and to each other class of capital stock of the Company or series of preferred stock of the Company established hereafter by the Board of Directors, the terms of which do not expressly provide that such class or series ranks senior to, or on a parity with, the Series C convertible preferred stock as to dividend rights and rights on liquidation, winding-up and dissolution of the Company (collectively referred to, together with the common stock of the Company, as “Junior Securities”); (ii) on a parity with each other class of capital stock of the Company or series of preferred stock of the Company established hereafter by the Board of Directors, the terms of which expressly provide that such class or series shall rank on a parity with the Series C convertible preferred stock as to dividend rights and rights on liquidation, winding-up and dissolution (collectively referred to as “Parity Securities”); and (iii) junior to each class of capital stock of the Company or series of preferred stock of the Company established hereafter by the Board of Directors, the terms of which expressly provide that such class or series shall rank senior to the Series C convertible preferred stock as to dividend rights and rights on liquidation, winding-up and dissolution of the Company (collectively referred to as “Senior Securities”).

Dividends: Subject to the preferential rights of the holders of any class or series of Senior securities, when and if declared by the Board of Directors, the holders of shares of Series C convertible preferred stock shall be entitled to receive with respect to each share of Series C convertible preferred stock dividends at the rate of 8% per annum of the original purchase price of $4.00 per share. Dividends shall accrue and shall be cumulative, whether or not declared, from the date of issue of such share of Series C convertible preferred stock.

Voluntary Conversion: Holders of Series C convertible preferred stock shall have the right at any time to convert any or all outstanding shares of Series C convertible preferred stock together with any accrued but unpaid dividends into fully paid and non-assessable shares of common stock. Each outstanding share of Series C convertible preferred stock shall be convertible into a number of shares of common stock equal to the original purchase price of $4.00 per share divided by the conversion price of $0.40 and all accrued but unpaid dividends shall convert into a number of shares of common stock equal to the amount of such accrued but unpaid dividends as of the date of conversion divided by the conversion price of $0.40.

Mandatory Conversion: If the market price per share of common stock is CHF 2.00 or higher for 30 consecutive trading days (such last trading day of such period being the “Automatic Conversion Date”) each share of Series C convertible preferred stock shall automatically be converted (without any action required on the part of the holder thereof) into a number of shares of common stock equal to the original purchase price of $4.00 per share divided by the conversion price of $0.40 and all accrued but unpaid dividends shall be automatically converted into a number of shares of common stock equal to the amount of such accrued but unpaid dividends as of the Automatic Conversion Date divided by the conversion price of $0.40.

Liquidation: In the event of any liquidation, dissolution or winding-up of the Company, after payment or distribution of the Company’s assets shall be made to or set apart for the holders of Senior Securities, and before any payment or distribution of the Company’s assets shall be made to or set apart for the holders of Junior Securities, the holders of shares of Series C convertible preferred stock shall be entitled to receive, as to each share of Series C convertible preferred stock, an amount in cash equal to the sum of the $8.00 plus an amount equal to any accrued and unpaid dividends (“Liquidation Preference”) of such share of Series C convertible preferred stock as of the date of liquidation (the aggregate of all such amounts, the “Series C Liquidation Amount”). If, upon any liquidation, dissolution or winding-up of the Company, the Company’s assets, or proceeds thereof, shall be insufficient to pay in full the Series C Liquidation Amount, then such assets, or proceeds thereof, shall be distributed among the shares of Series C convertible preferred stock and all such other Parity Securities ratably in accordance with the respective amounts that would be payable on such shares of Series C convertible preferred stock and any such other Parity Securities if all amounts payable thereon were paid in full. Any amounts distributed with respect to the Series C convertible preferred stock shall be allocated pro rata among the shares of Series C convertible preferred stock.

Subject to the rights of the holders of any Junior Securities other than the common stock, after the payment, in cash, to the holders of the shares of Series C convertible preferred stock of the Series C Liquidation Amount and the payment to the holders of any Senior Securities and Parity Securities of the preference amounts payable to them upon such liquidation, dissolution or winding-up, the holders of shares of Series C convertible preferred stock shall be entitled to participate in distributions of all remaining assets of the Company available for distribution to the holders of common stock, pro rata based on the number of shares of common stock into which the shares of Series C convertible preferred stock were convertible immediately prior to the record date for such distribution..

(c) Stock Incentive and Option Plan

The Company’s Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. As of December 31, 2005, there were 21,000,000 shares of common stock reserved for issuance and there were 7,425,353 options to purchase shares of common stock outstanding at a weighted average exercise price of $1.25 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of E-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

From 1997 through 2005, the following performance-based option grants were issued:

Year	Options	Price
1997	65,618	$2.50
1998	34,400	$2.50
1999	50,000	$2.50
1999	110,400	$3.50
2001	25,000	$3.40
2002	200,000	$0.50
2003	10,000	$0.55
2003	216,810	$0.14
2003	16,500	$0.41

Compensation expense related to performance-based option grants of $0 and ($63,047) was recorded for the years ended December 31, 2005 and 2004, respectively. The credit for 2004 reflects the reversal of historical stock-based compensation expense related to terminated employees, that was recorded in excess of the expense pertaining to their options vested through termination, as well as the reversal of historical stock-based compensation expense for unearned performance-based option grants.

As allowed by FAS 123, the Company applies the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for its employee stock options, rather than the alternative fair value accounting method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the years ended December 31, 2005 and 2004, the Company recorded equity-based compensation expense, exclusive of performance based stock option compensation expense, of $182,444 and $448,575, respectively. These expenses relate to the difference between the fair value of the Company’s common stock on the grant date and the exercise price of options granted during 2000 through 2005. Had compensation expense for the Company’s stock option plan been determined based upon the fair value methodology under FAS 123 the Company’s net loss applicable to common stockholders would have been adjusted to the pro forma amounts presented below:

	Year ended December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(4,263,250)	$(10,799,196)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	182,444	448,575
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(461,457)	(1,918,302)

Pro forma net loss	$(4,542,263)	$(12,268,923)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.19)
Pro forma	(0.07)	(0.21)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for options issued during 2005 and 2004, respectively: volatility factors of 53% and 75%, risk-free interest rates of 3% and 3.6%, weighted-average expected life of 5 years, and no dividend yields. The weighted-average fair value of stock options granted during 2005 and 2004 was $0.20 and $0.42, respectively.

A summary of the Company’s stock option activity and weighted average exercise price is as follows:

	Number of shares	Weighted average exercise price
Balance, January 1, 2004	9,798,222	$1.10
Granted	847,000	0.21
Exercised	(575,337)	0.13
Canceled	(2,097,982)	0.51

Balance, December 31, 2004	7,971,903	1.23
Granted	304,000	0.33
Exercised	(363,800)	0.13
Canceled	(486,750)	1.15

Balance, December 31, 2005	7,425,353	$1.25

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:

	Options outstanding
Range of exercise prices	Number outstanding at 12/31/2005	Weighted- average remaining contractual life	Options exercisable at 12/31/2005
$0.13 - $0.50	6,437,103	5.4 years	5,458,460
$0.54 - $0.60	116,750	7.5 years	63,750
$2.50	212,000	2.5 years	212,000
$3.50	46,000	4.0 years	46,000
$5.53	30,000	5.2 years	30,000
$6.50	25,000	4.6 years	25,000
$8.02 - $8.17	5,500	5.0 years	5,500
$11.21	3,000	4.8 years	3,000
$13.00	550,000	2.7 years	550,000

	7,425,353	5.1 years	6,393,710

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

The following table is a roll forward of the warrants outstanding, the underlying common shares and the weighted average exercise price per share:

	Warrants	Weighted Average Exercise Price
Balance, January 01, 2004	7,074,485	$0.39
Exercised	(100,000)	0.14

Balance, December 31, 2004	6,974,485	0.40
Expired	(619,485)	2.43

Balance, December 31, 2005	6,355,000	$0.20

Of the 6,355,000 balance of warrants at December 31, 2005:

•	110,000 warrants were issued during the period of October 1996 through February 1999, and all such warrants expire on December 31, 2008;

•	6,000,000 warrants were issued during 2002, of which 100,000 were exercised during 2004, with an expiration date of April 7, 2008; and

•	345,000 warrants were issued during 2003 with an expiration date of December 8, 2007.

(14) Related Party Transactions

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

In July 2005, September 2005 and November 2005 the Company issued a 10% convertible promissory note for $500,000 to Venturetec, Inc., a 10% convertible promissory note for $1,000,000 to US Venture 05, Inc. and a 10% convertible promissory note for $3,000,000 to US Venture 05, Inc., respectively.

In March 2005, the Company finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consists of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of the Company’s common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of December 31, 2005, the Company received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc.

In connection with the preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, the Company issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the convertible promissory notes were immediately cancelled and the Company owes no further amounts thereunder. If the Series C convertible preferred stock has not been converted to common stock pursuant to its terms prior to February 2, 2009, then, as additional consideration, the Company will issue to the Noteholder, a warrant to purchase shares of the Company’s common stock. The exercise price for each warrant will equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principle and accrued but unpaid interest that the Company owed each Noteholder under their convertible promissory notes that were exchanged, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

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

On October 8, 2002, the Company’s Board of Directors approved the issuance of 6,000,000 warrants to four investors as consideration for a $20 million financing commitment which was memorialized in a letter to the Company, by Friedli Corporate Finance, dated September 12, 2002. The warrants entitle each investor to purchase one share of the Company’s common stock, $0.01 per value per share, for an initial exercise price of CHF 0.19 per share during the exercise period. Pursuant to an amendment to the warrants, the exercise period began three months from January 6, 2003 and ends on April 7, 2008. The fair value of these warrants, using the Black-Scholes pricing model on the date they were granted, was estimated to be approximately $720,000. Two of the investors, Peter Friedli and Venturetec, are stockholders of the Company and pursuant to the terms of the private placement each received 1,000,000 warrants. As part of this financing, in March 2003, the Company executed convertible promissory notes in favor of Friedli Corporate Finance and InVenture, Inc. The notes allow the Company to draw down against the available principal of up to $6 million at any time and in any amount during the first two years of the notes. All principal drawn upon will be secured by substantially all of the Company’s assets. Subsequent to the issuance of these promissory notes, the Company, Friedli Corporate Finance and InVenture, Inc. agreed to assemble a syndicate of third parties to whom the Company would issue convertible promissory notes on terms similar to the March 2003 $6 million convertible promissory notes. The aggregate dollar amount of the convertible promissory notes that the Company issues to third parties through syndication will reduce, on a dollar-for-dollar basis, the $6 million convertible promissory notes of Friedli Corporate Finance and InVenture, Inc. and the balance, if any, will continue to be available to the Company under the initial $6 million commitment. During March 2004, the amount available to the Company under Friedli Corporate Finance’s and InVenture, Inc.’s initial commitment was increased from $6 million to $12 million. As part of the syndication process the Company issued convertible promissory notes totaling $11,000,000. As previously mentioned, on March 31, 2005, convertible promissory notes totaling $9,750,000, along with accrued interest, were exchanged for Series C convertible preferred stock.

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

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which has been renewed several times, with the most recent renewal occurring during 2004. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc. was paid $750,000 during the year ended December 31, 2005 and a total of $1,815,000 since May 2003, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through December 31, 2005, as non-employee members of the Company’s Board of Directors, Peter Friedli has received 100,000 shares of common stock and 90,000 options and Sean Deson has received 150,000 shares of common stock.

(15) Selected Quarterly Financial Data (unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2005 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,484,718	$1,513,218	$1,319,028	$1,699,830
Gross Profit	734,456	805,109	549,099	946,402
Operating loss	(892,350)	(883,288)	(931,922)	(498,751)
Loss before income tax	(1,323,337)	(1,013,163)	(1,102,770)	(823,980)
Net loss applicable to common stockholders	(1,323,337)	(1,013,163)	(1,102,770)	(823,980)
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.01)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,086,811	$1,292,747	$1,422,750	$1,583,885
Gross Profit	400,345	603,870	606,943	909,819
Operating loss	(2,928,498)	(2,902,709)	(1,868,624)	(1,370,759)
Loss before income tax	(3,186,544)	(3,272,165)	(2,361,275)	(1,979,212)
Net loss applicable to common stockholders	(3,186,544)	(3,272,165)	(2,361,275)	(1,979,212)
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.04)	$(0.03)

(16) Subsequent Events

Convertible Promissory Notes

During January 2006, the Company issued a 10% convertible promissory note with a principal amount of $500,000 and a maturity date of April 30, 2006. The terms are the same as those noted in Note 9.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of E-centives, Inc.

3.3(1)	Amended and Restated Bylaws of E-centives, Inc.

4.2(1)	Registration Rights Agreement, dated February 18, 2000, by and among E-centives, Inc. and certain stockholders named therein.

4.4(1)	Warrant to Purchase Common Stock, dated as of December 3, 2001, between E-centives, Inc. and BrightStreet.com, Inc.

4.5(1)	Warrant to Purchase 500,000 shares of Common Stock, dated as of December 3, 2001, between E-centives, Inc. and BrightStreet.com, Inc.

4.6(2)	Form of Warrant to Purchase shares of Common Stock between E-centives, Inc. and certain holders of such warrants.

4.7(3)	Amendment to Form of Warrant to Purchase shares of Common Stock between E-centives and certain holders of such warrants.

4.8(4)	Amendment No. 1 to Convertible Promissory Note dated October 31, 2005 by and between E-centives, Inc. and Venturetec, Inc.

4.9(5)	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Series C Preferred Stock of E-centives, Inc. as filed in the Office of the Secretary of State of Delaware on March 21, 2005.

10.1(1)+	1996 Stock Incentive Plan.

10.8+	Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the E-centives’ Registration Statement on Form S-8 (Registration No. 333-58244))

10.12	Modification, Assignment and Assumption Agreement, dated November 1, 2001, by and among E-centives, Inc., BrightStreet.com, Inc. and Pentech Financial Services, Inc. (incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-K filed by E-centives on March 31, 2003).

10.14(6)	Convertible Promissory Note dated as of March 18, 2003 by E-centives to the order of Friedli Corporate Finance, Inc. and/or InVenture Inc.

10.15(7)	Amendment to Convertible Promissory Note dated as of June 2003 by E-centives, Friedli Corporate Finance, Inc. and InVenture Inc.

10.16(7)	Convertible Promissory Note dated as of March 25, 2004 by E-centives to the order of Friedli Corporate Finance, Inc. and/or InVenture Inc.

10.17(4)	Convertible Promissory Note dated September 30, 2005 by and between E-centives, Inc. and US Venture 05, Inc.

10.18(5)	Form of Exchange Agreement between the Company and Noteholder.

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42574).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 27, 2002 (Registration No. 000-31559).
(3)	Incorporated by reference to the Registrant’s Form 8-K/A filed on January 16, 2003 (Registration No. 000-31559).
(4)	Incorporated by reference to the Registrant’s Form 10-QSB filed on November 14, 2005 (Registration No. 000-31559).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on April 7, 2005.
(6)	Incorporated by reference to the Registrant’s 2003 Annual Report on Form 10-K (Registration No. 000-31559).
(7)	Incorporated by reference to the Registrant’s 2004 Annual Report on Form 10-KSB (Registration No. 000-31559).
*	Filed or furnished with this report.
+	Management contract or compensatory plan or arrangement.