Form 10QSB
period 2006-03-31
E CENTIVES INC
filed 2006-05-15
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of May 1, 2006, there were 62,197,756 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$550,770	$467,295
Accounts receivable, net of allowance for doubtful accounts of $60,460 and $87,350 at March 31, 2006 and December 31, 2005, respectively	1,809,808	1,331,177
Other receivables	—	351,397
Prepaid expenses	84,226	54,456
Other	11,000	11,000

Total current assets	2,455,804	2,215,325
Property and equipment, net	143,835	153,075
Other intangible assets, net	1,663,772	1,819,750
Deferred financing fee	282,542	375,751
Other assets	16,011	16,011

Total assets	$4,561,964	$4,579,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,531,352	$1,403,904
Accrued expenses	534,505	499,737
Deferred revenue	406,653	75,042
Current portion of capital leases	1,409	5,208
Short term debt	3,250,000	2,650,000
Other liabilities	414,325	220,240

Total current liabilities	6,138,244	4,854,131
Long-term debt	3,000,000	3,100,000
Other long-term liabilities	407,753	291,452

Total liabilities	9,545,997	8,245,583

Commitments and contingencies
Convertible redeemable preferred stock
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized, 3,239,986 and 3,239,986 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively. (liquidation preference of $25,919,888 at March 31, 2006 and December 31, 2005)	12,959,940	12,959,940

Total convertible redeemable preferred stock	12,959,940	12,959,940

Stockholders’ deficit
Common stock, $.01 par value, 120,000,000 shares authorized, 62,185,256 and 62,165,256 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	621,853	621,653
Additional paid-in capital	126,941,926	126,906,002
Accumulated deficit	(145,507,752)	(144,153,266)

Total stockholders’ deficit	(17,943,973)	(16,625,611)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$4,561,964	$4,579,912

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2006	2005
	(unaudited)
Revenue
Product Sales	$1,362,009	$1,484,718
Royalties	18,939	—

Total revenue	1,380,948	1,484,718

Operating expenses (income)
Cost of revenue	754,447	750,262
Product development, inclusive of stock-based compensation of	250,944	261,017
$9,649 and $3,507 for the three months ended March 31, 2006 and 2005, respectively
General and administrative, inclusive of stock-based compensation of	1,076,295	980,701
$32,505 and $26,010 for the three months ended March 31, 2006 and 2005, respectively
Sales and marketing, inclusive of stock-based compensation of	375,140	385,088
($8,629) and $10,284 for the three months ended March 31, 2006 and 2005, respectively
Other income	(125,000)	—

Total operating expenses (income)	2,331,826	2,377,068

Loss from operations	(950,878)	(892,350)
Interest expense	(405,381)	(432,184)
Interest income	1,773	1,197

Loss before income taxes	(1,354,486)	(1,323,337)
Income taxes	—	—

Net loss	$(1,354,486)	$(1,323,337)

Basic and diluted net loss per common share	$(0.02)	$(0.02)
Shares used to compute basic and diluted net loss per common share	62,169,923	58,599,178

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2006	2005
	(unaudited)
Cash flows used in operating activities:
Net loss	$(1,354,486)	$(1,323,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,580	208,415
Amortization of financing fee	143,209	831,265
Stock-based compensation	33,525	39,801
Issuance of common stock for services	—	77,822
Provision for doubtful accounts	5,000	6,000
(Increase) decrease in:
Accounts receivable	(483,631)	392,746
Other receivables	351,397	17,719
Prepaid expenses and other current assets	(29,770)	(55,357)
Increase (decrease) in:
Accounts payable	127,448	(1,155,932)
Accrued expenses and other liabilities	345,154	(665,881)
Deferred revenue	331,611	331,559

Net cash used in operating activities	(344,963)	(1,295,180)

Cash flows from investing activities:
Acquisition of property and equipment	(20,362)	(34,280)

Net cash used in investing activities	(20,362)	(34,280)

Cash flows from financing activities:
Payments on obligations under capital lease	(3,799)	(43,458)
Proceeds from issuance of debt	500,000	900,000
Debt issuance costs	(50,000)	(50,000)
Proceeds from issuance of Series C convertible preferred stock	—	500,767
Exercise of stock options	2,599	29,218

Net cash provided by financing activities	448,800	1,336,527

Net increase in cash and cash equivalents	83,475	7,067
Cash and cash equivalents, beginning of period	467,295	303,136

Cash and cash equivalents, end of period	$550,770	$310,203

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,487	$9,899

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

E-centives provides interactive database marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. With its proprietary technology, the Company provides acquisition and retention solutions for companies that do business with millions of Internet users every day. The Company currently derives its revenues from two divisions: the Interactive Database Marketing division and the ConsumerREVIEW.com division. The principal offerings of the Interactive Database Marketing division include data warehousing, online reporting, Internet couponing, e-mail marketing, strategic consulting and program management, user experience design and development, as well as analytics and data mining. The ConsumerREVIEW.com division provides on-line advertising and e-commerce services through its network of web communities.

One of the Company’s Interactive Database Marketing Division customers, Reckitt Benckiser, contributed 27% and 29%, respectively, of the Company’s revenue for the three months ended March 31, 2006 and 2005. The customer’s initial contract expired in October 2002 and the customer has subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the revenue generated by this customer decreased from the year ended December 31, 2003 to the year ended December 31, 2004, it did increase for the year ended December 31, 2005. The Company believes that revenue from this customer may increase for the year ended December 31, 2006 with the addition of new countries, brands and services, as it did for the year ended December 31, 2005. However, this customer has no obligation to continue purchasing additional services and may choose not to renew their contract at the end of 2006. Loss of this customer would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Friedli Corporate Finance, a related party (see Note 8) supplied a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $1.5 million is remaining as of March 31, 2006, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has subsequently committed to providing the Company’s funding needs for 2006 and for the first quarter of 2007. The Company has not yet discussed the terms of the financing needed to sustain operations through 2006 and the first quarter of 2007 with Friedli Corporate Finance. If Friedli Corporate Finance is unable to fulfill its remaining financing commitment or the Company is not offered financing by Friedli Corporate Finance on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all.

If the Company’s future revenues do not increase significantly to a level sufficient to cover the Company’s operating costs, the Company will continue to need to raise additional funds to continue operations. The Company does not know when, if ever, future revenues will reach a level sufficient to cover operating expenses. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund the Company’s expansion or to make acquisitions. The Company may not be able to find financing on acceptable terms or at all.

If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek bankruptcy protection or a buyer for its assets.

(2) BASIS OF PRESENTATION

These unaudited Financial Statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-KSB. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-KSB for fiscal year 2005.

In the opinion of the Company, the accompanying unaudited Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(3) SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 55% and 67% of the Company’s revenue for the three months ended March 31, 2006 and 2005, respectively, allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Interactive Database Marketing division. This was the result of a settlement of a lawsuit with Coupons, Inc. whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement (see Note 7 for more information on this settlement). Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

ConsumerREVIEW.com manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 45% and 33% of the Company’s total revenue for three months ended March 31, 2006 and 2005, respectively.

(b) Cost of Revenue

Cost of revenue consists primarily of expenses related to providing the Company’s services, including related personnel costs, depreciation of servers, content costs, as well as network and hosting charges.

(c) Product Development Costs

Product development consists primarily of compensation and related benefits and other operating expenses associated with the Company’s technology department. The technology department performs research and development, enhances and maintains existing products and provides quality assurance. The Company expenses product development costs as they are incurred, as the costs do not meet the criteria to be capitalized.

(d) Sales and Marketing Costs

Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Such costs are expensed as incurred.

(e) Stock-Based Compensation

In December 2004, the FASB issued FAS 123(R), Share-Based Payments. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123(R)addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statements of operations. In March 2005, the SEC issued SAB 107 regarding the Staff’s interpretation of FAS 123(R). This interpretation provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of FAS 123(R) and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on January 1, 2006, the Company adopted FAS 123(R) using the modified prospective method, and accordingly, the Company has not restated the results of income from prior interim periods and fiscal years. Under FAS 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest.

The Company’s Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of the Company. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

Prior to January 1, 2006, the Company, as permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Prior to the adoption of FAS 123(R), the Company recognized stock-based compensation cost only for stock options issued with exercise prices set below market prices on the date of grant. For the quarter ended March 31, 2005, the Company recognized stock-based compensation expense of $39,801 for stock options issued with exercise prices set below market prices on the date of grant.

Upon adoption of FAS 123(R), the Company recognized stock-based compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. For the quarter ended March 31, 2006, the Company recognized stock-based compensation expense of $33,525.

Consistent with the valuation method for the disclosure-only provisions of FAS 123, the Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense, and will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

In estimating the grant date fair value calculations the expected stock price volatility rates were based on historical volatilities of the Company’s common stock and since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended March 31, 2006, the average expected life was determined using the simplified approach described under SAB 107.

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

(g) Reclassification

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year presentation.

(h) Recent New Accounting Pronouncements

In March 2006, FASB issued FAS 156, Accounting for Servicing of Financial Assets. This statement amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in some situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FAS 133, Accounting for Derivative Instruments and Hedging Activities and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

(4) CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2006, the Company issued one 10% convertible promissory note with a principal balance of $500,000 and during the year ended December 31, 2005 the Company issued three 10% convertible promissory notes with principal balances totaling $4,500,000. As of March 31, 2006, $2,000,000 was classified as short-term debt and $3,000,000 was classified as long-term debt. As of March 31, 2006, $199,589 of the Company’s other liability balance represents accrued interest associated with these convertible promissory notes. The terms of the 10% convertible promissory notes include, among other things:

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

One of the 10% convertible promissory notes issued during the year ended December 31, 2005 has a one-time final payment charge of 8% of the principal for each year that the principal is not repaid on or before each annual anniversary of the date the notes were issued. At March 31, 2006, $85,479 of the other long-term liabilities balance represents the accrual for the final payment charges associated with this 10% convertible promissory note. If the Company holds this 10% convertible promissory note to maturity, a final payment charge of $480,000 will be due in November 2007.

During the period from May 2003 through January 2005, the Company issued 8% convertible promissory notes with principal balances totaling $11,000,000. On March 31, 2005, 8% convertible promissory notes with principal balances totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,793 shares of Series C convertible preferred stock. As of March 31, 2006, the aggregate remaining balance of $1,250,000 was classified as short-term debt. As of March 31, 2006, $145,819 of the Company’s other liability balance represents accrued interest associated with these convertible promissory notes. The terms of 8% convertible promissory notes include, among other things:

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

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of March 31, 2006 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.3045 CHF per one U.S. Dollar as of March 31, 2006), the aggregated number of shares issued upon such conversion would be approximately 815,300.

At March 31, 2006, $322,274 of the other long-term liabilities balance represents the accrual for the final payment charges associated with the 8% convertible promissory notes. If the Company holds the 8% convertible promissory notes to maturity, a final payment charge of $375,000 will be due at various dates from May 2006 through February 2007.

See below for a schedule of the Company’s outstanding convertible promissory notes:

Month Issued	Principal	Interest Rate	Final Payment Rate		Month Due
May-2003	$100,000	8%	10	% (1)	May-2006
May-2003	$100,000	8%	10	% (1)	May-2006
June-2003	$300,000	8%	10	% (1)	June-2006
June-2003	$150,000	8%	10	% (1)	June-2006
November-2003	$500,000	8%	10	% (1)	November-2006
February-2004	$100,000	8%	10	% (1)	February-2007
July-2005	$500,000	10%	—		September-2006
September-2005	$1,000,000	10%	—		September-2006
November-2005	$3,000,000	10%	8	% (2)	November-2007
January-2006	$500,000	10%	—		September-2006

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%)
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued.

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

Information as to the operations of the reportable operating segments as of and for the three months ended March 31, 2006 and 2005 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit/(loss) and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

March 31, 2006	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$766,601	$614,347	$1,380,948	$—		$1,380,948
Operating loss	(869,818)	(81,060)	(950,878)	—		(950,878)
Depreciation and amortization	183,424	2,156	185,580	—		185,580
Capital expenditures	20,362	—	20,362	—		20,362
Assets	3,619,561	391,633	4,011,194	550,770	(1)	4,561,964

March 31, 2005	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$989,591	$495,127	$1,484,718	$—		$1,484,718
Operating loss	(610,798)	(281,552)	(892,350)	—		(892,350)
Depreciation and amortization	59,495	148,920	208,415	—		208,415
Capital expenditures	21,491	12,789	34,280	—		34,280
Assets	1,353,040	714,640	2,067,680	380,203	(1)	2,447,883

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the three months ended March 31, 2006 and 2005, one of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed $369,000 and $427,000, respectively, in revenue, or 27% and 29%, respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into four renewal agreements, with the most recent one expiring on December 31, 2006.

No other customer represented 10% or more of the Company’s revenue for the three months ended March 31, 2006 and March 31, 2005.

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

(7) LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of March 31, 2006, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal at one point claimed over $1 million in compensatory money damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, the Company removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of about $1.8 million. These counterclaims were dismissed pursuant to the Company’s own request during trial proceedings held in January and February 2006. At trial, Trifocal also revised its claims, reducing the damages sought to approximately $800,000, not including interest, statutory damages, attorneys’ fees and costs. At the close of trial proceedings, the Court issued a ruling on the predominant issues in the case. The Court found in favor of the Company on approximately $536,515 of Trifocal’s claims, and awarded Trifocal approximately $50,937, which left some open issues for further briefing. In the subsequent briefing on the open issues, Trifocal claimed in excess of $200,000 in damages (above the already-awarded $50,937), and E-centives opposed these claims. The Court found in favor of the Company on all but the interest due on the original $50,937 award. The Court entered judgment on about April 19, 2006 for $83,417. Trifocal may seek an award of costs not including attorneys’ fees (e.g., filing fees, trial exhibit costs, etc.) and the Company may make a motion for recovery of a portion of its attorneys’ fees (and possibly other costs) as a prevailing party. The Company has recorded a provision in the financial statements for this suit.

On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights of which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, the Company will receive an aggregate of $1 million over the next two years in exchange for a release from us of all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement. The $1 million is being recognized on a cash receipts basis due to the uncertainty as to its collection.

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

(8) RELATED PARTY TRANSACTIONS

Peter Friedli, one of the Company’s stockholders and directors, has relationships with several of the Company’s investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Nickatech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., a consulting company that is utilized by the Company.

From July 2005 to January 2006 the Company issued four 10% convertible promissory notes, of which one convertible promissory note for $500,000 was issued to Venturetec, Inc. and three convertible promissory notes totaling $4,500,000 were issued to US Venture 05, Inc.

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

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of the Company’s acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of the Company’s Series B convertible preferred stock. In May 2005, all shares of Series B convertible preferred stock automatically converted into shares of the Company’s common stock (each share of Series B convertible preferred stock converted into 8 shares of common stock).

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

Through March 31, 2006, as non-employee members of the Company’s Board of Directors, Peter Friedli has received 100,000 shares of common stock and 90,000 options and Sean Deson has received 150,000 shares of common stock.

(9) RECENT DEVELOPMENTS

Amendment No. 3 to $500,000 Convertible Promissory Note dated July 25, 2005

On April 21, 2006, Venturetec, Inc. and the Company amended the $500,000 convertible promissory note to extend the maturity date of the note to September 30, 2006. All of the other terms and conditions of the note continue in full force and effect.

Amendment No. 2 to $1,000,000 Convertible Promissory Note dated September 30, 2005

On April 21, 2006, US Venture 05 and the Company amended the $1,000,000 convertible promissory note to extend the maturity date of the note to September 30, 2006. All of the other terms and conditions of the note continue in full force and effect.

Amendment No. 1 to $500,000 Convertible Promissory Note dated January 26, 2006

On April 21, 2006, US Venture 05 and the Company amended the $500,000 convertible promissory note to extend the maturity date of the note to September 30, 2006. All of the other terms and conditions of the note continue in full force and effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, the need for and availability of financing, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise.

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

To date we have not been profitable, incurring net losses of $1.4 million for the three months ended March 31, 2006 and net losses of $4.3 million and $10.8 million for the years ended December 31, 2005 and 2004, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

One of our Interactive Database Marketing customers, Reckitt Benckiser, contributed 27% and 29%, respectively, of our revenue for the three months March 31, 2006 and 2005. This customer’s initial contract expired in October 2002 and the customer subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the percentage of our total revenue that this customer has contributed over the past three years has decreased, loss of this customer would have a material adverse effect on our business, financial condition, results of operations and cash flow.

We believe that as more consumers use the Internet and as the economy continues to recover, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs. According to Forrester Research, marketers are pushing more of their budgets online, with U.S. online advertising and marketing spending expected to reach $26 billion by 2010.

We have focused on further building our products and services through internal development. We gained new clients through our internal sales force, and expanded our relationship with existing clients through the provision of additional products and services. We have renewed agreements with key clients, including Reckitt Benckiser whose renewal also included the addition of a new division and expansion of the solutions we provide to them. We plan to continue to evaluate corporate acquisitions or other strategic arrangements that could enable us to increase our revenues, expand our list of clients or add to our products and services.

We have continued to change the sales force of our Interactive Database Marketing division, hiring new sales personnel whose background and experience we believe are better suited to positively impact revenues. We have also continued to revamp and expand our client services and service delivery personnel in order to improve operational efficiencies and enhance our strategic capabilities. We believe these changes will enable us to acquire new clients and to better focus on increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them. Our ConsumerREVIEW.com division also plans to focus on enhancing the user experience on its sites, growing traffic to its various sites and increasing business with its existing clients and expanding its number of advertiser clients.

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

Critical Accounting Policies

Our significant accounting policies are described fully in Note 2 to our financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, estimating the allowance for doubtful accounts and impairment of long-lived and amortizable intangible assets. These policies are discussed in Item 6 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The impact of any associated risks related to these policies on our business operations is discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Enacted Accounting Pronouncements

In March 2006, FASB issued FAS 156, Accounting for Servicing of Financial Assets. This statement amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in some situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. We expect to adopt this statement effective January 1, 2007 and do not expect it to have a material effect on our financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FAS 133, Accounting for Derivative Instruments and Hedging Activities and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We expect to adopt this statement effective January 1, 2007 and do not expect it to have a material effect on our financial statements.

Related Party Transactions

Peter Friedli, one of our stockholders and directors, has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Nickatech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., a consulting company that is utilized by the Company.

From July 2005 to January 2006 we issued four 10% convertible promissory notes, of one which one convertible promissory note for $500,000 was issued to Venturetec, Inc. and three convertible promissory notes totaling $4,500,000 were issued to US Venture 05, Inc.

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of March 31, 2006, we received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc.

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

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2008, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and preferred stock financing, through March 31, 2006, Friedli Corporate Finance, Inc. was paid fees totaling $1,865,000 (of which $50,000 was paid during the three months ended March 31, 2006). Friedli Corporate Finance, Inc. has indicated to us that these fees will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through March 31, 2006, as non-employee members of our Board of Directors, Peter Friedli has received 100,000 shares of our common stock and 90,000 options and Sean Deson has received 150,000 shares of our common stock.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended March 31, 2006 and 2005.

Revenue. Total revenue for the three months ended March 31, 2006 was $1,381,000, a decrease of $104,000, or 7%, from $1,485,000 for the same period in 2005. This decrease in total revenue was primarily the result of the decrease in revenues from our interactive database marketing division for the reasons stated below, offset by the increase in revenues from our ConsumerREVIEW.com division.

Our Interactive Database Marketing division contributed $748,000 in revenue for the three months ended March 31, 2006, a decrease of $242,000 from the same period in 2005. The decrease in revenue was primarily the result of the lower new client acquisition to replace expected customer churn. During 2005 and the first quarter of 2006, we continued to change the makeup of our sales force, hiring new sales personnel whose background and experience we believe are better suited to positively impact revenues. The shift in sales personnel and the time needed to integrate a new sales force into the organization resulted in reduction of new sales pipeline activity in 2005. We expect to continue to build the new sales force in 2006. Although we have increased our sales pipeline activity, we may continue to experience delays and have uncertain results in this division as we continue to build and integrate this new sales force.

The ConsumerREVIEW.com division generated $614,000 in revenue for the three months ended March 31, 2006, an increase of $119,000 from the same period in 2005. Advertising revenue was up by $185,000, while e-commerce related revenue was down by $66,000.

Revenue for the three months ended March 31, 2006 included $19,000 in royalties associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving royalties based upon future revenue that Coupons, Inc. earns relating to the patents licensed to them. (See “Item 1 – Legal Proceedings, for further details.)

To increase our future revenue, we are focusing on revamping our Interactive Database Marketing division’s sales force and increasing marketing activities in order to acquire new clients. We also expect to increase the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them. In our ConsumerREVIEW.com division, we will continue to enhance the user experience on our sites, including re-design of some of our sites, growing traffic to various sites and increasing business with existing clients and expanding number of advertiser clients.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $754,000 in cost of revenue for the three months ended March 31, 2006 was an increase of $4,000, or 1%, over the $750,000 for the three months ended March 31, 2005.

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

We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses exclusive of stock-based compensation of $9,649 and $3,507 for the three months ended March 31, 2006 and 2005, respectively, decreased by $16,000, or 6%, to $241,000 for the three months ended March 31, 2006, compared to $257,000 for the three months ended March 31, 2005.

Our product development expenses are expected to remain at current levels, as we do not expect to significantly increase the number of personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as executive officers. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses exclusive of stock-based compensation of $32,505 and $26,010 for the three months ended March 31, 2006 and 2005, respectively, increased by $89,000, or 9%, to $1,044,000 for the three months ended March 31, 2006, compared to $955,000 for the three months ended March 31, 2005. A large portion of this increase in expense is the effect of lower professional fees for the quarter ended March 31, 2005 due to the reversal of prior year’s expense associated with payment agreements with several professional service vendors.

We expect that our general and administrative expenses will stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses exclusive of stock-based compensation of ($8,629) and $10,284 for the three months ended March 31, 2006 and 2005, respectively, increased by $9,000, or 2%, to $384,000 for the three months ended March 31, 2006, compared to $375,000 for the three months ended March 31, 2005.

Our sales and marketing expenses are expected to stay at or near the current levels in future periods in the near term until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense of approximately $34,000 for the three months ended March 31, 2006 represents our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Stock-based compensation expense of approximately $40,000 for the three months ended March 31, 2005 consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.

Other Income. Other income for the three months ended March 31, 2006 was $125,000, while there was no other income for the three months ended March 31, 2005. Other income relates to payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving an aggregate of $1 million dollars over a two-year period. (See “Item 1 – Legal Proceedings, for further details.) This income is being recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense primarily consists of interest related to convertible promissory notes that were issued from May 2003 through January 2006, deferred financing fee amortization and interest for financing agreements. Interest expense of $405,000 for the three months ended March 31, 2006 was $27,000 lower than the interest expense for the three months ended March 31, 2005. This decrease is the effect of the lower interest and deferred financing fee amortization resulting from the lower debt held during the three months ended March 31, 2006.

Net loss. Net loss of $1,354,000 for the three months ended March 31, 2006 was $31,000 greater than the net loss of $1,323,000 for the three months ended March 31, 2005. As described above, revenue was lower by $104,000, operating expenses/income were lower by $45,000 and interest expense was lower by $27,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Interactive Database Marketing division and improved user experience in some of our ConsumerREVIEW.com division sites, as described above, as well as constant operating costs.

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

From July 2005 through January 2006 we issued four 10% convertible promissory notes totaling $5,000,000.

On March 31, 2006, we held $551,000 in cash and cash equivalents. Cash used in operating activities for the three months ended March 31, 2006 was $345,000, a decrease of $950,000 over the $1,295,000 for the three months ended March 31, 2005. Net losses adjusted to reconcile to net cash used in operating activities was $987,000 for the three months ended March 31, 2006, while for the three months ended March 31, 2005 it was $160,000. For the three months ended March 31, 2006 accounts receivable and other receivables increased by $132,000, while for the three months ended March 31, 2005 it decreased by $410,000. In addition, accounts payable, accrued expenses and other liabilities and deferred revenue increased by $804,000 for the three months ended March 31, 2006, while they decreased by $1,490,000 for the three months ended March 31, 2005.

Investing activities for the three months ended March 31, 2006 and 2005 used $20,000 and $34,000 in cash, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the three months ended March 31, 2006, net cash provided by financing activities was $449,000. This represented $500,000 received from the issuance of a convertible promissory note, $2,600 received in association with the exercise of options, a payment of $50,000 in debt issuance costs and payments totaling $4,000 for capital lease obligations. For the three months ended March 31, 2005, the net cash provided by financing activities was $1,337,000. Approximately $1,351,000 related to funding, consisting of $500,000 received from the issuance of a convertible promissory note, $400,000 received from a bridge loan, $501,000 received from the issuance of Series C convertible preferred stock and a $50,000 payment for debt issuance costs. We also received $29,000 in association with the exercise of options and made payments of $43,000 under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2007. This forecast is based on our plan to use the funds from the financing commitments described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $1.5 million is remaining as of March 31, 2006. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We have borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the three months ended March 31, 2006, we issued one 10% convertible promissory note with a principal balance of $500,000 and during the year ended December 31, 2005 we issued three 10% convertible promissory notes with principal balances totaling $4,500,000. See below for a schedule of our outstanding convertible promissory notes:

Month Issued	Principal	Interest Rate	Final Payment Rate		Month Due
May-2003	$100,000	8%	10	% (1)	May-2006
May-2003	$100,000	8%	10	% (1)	May-2006
June-2003	$300,000	8%	10	% (1)	June-2006
June-2003	$150,000	8%	10	% (1)	June-2006
November-2003	$500,000	8%	10	% (1)	November-2006
February-2004	$100,000	8%	10	% (1)	February-2007
July-2005	$500,000	10%	—		September-2006
September-2005	$1,000,000	10%	—		September-2006
November-2005	$3,000,000	10%	8	% (2)	November-2007
January-2006	$500,000	10%	—		September-2006

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%)
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued.

Of the $20 million aggregate commitment, $1.5 million is remaining, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has committed to providing our financing needs for 2006 and for the first quarter of 2007. We have not yet discussed the terms of the financing we need to sustain operations through 2006 and the first quarter of 2007 with Friedli Corporate Finance. If Friedli Corporate Finance is unable to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all.

If our future revenues do not increase significantly to a level sufficient to cover our operating costs, we will continue to need to raise additional funds to continue operations. We do not know when, if ever, our future revenues will reach a level sufficient to cover operating expenses. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against us in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal at one point claimed over $1 million in compensatory money damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, we removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of about $1.8 million. These counterclaims were dismissed pursuant to our own request during trial proceedings held in January and February 2006. At trial, Trifocal also revised its claims, reducing the damages sought to approximately $800,000, not including interest, statutory damages, attorneys’ fees and costs. At the close of trial proceedings, the Court issued a ruling on the predominant issues in the case. The Court found in favor of us on approximately $536,515 of Trifocal’s claims, and awarded Trifocal approximately $50,937, which left some open issues for further briefing. In the subsequent briefing on the open issues, Trifocal claimed in excess of $200,000 in damages (above the already-awarded $50,937), and we opposed these claims. The Court found in favor of us on all but the interest due on the original $50,937 award. The Court entered judgment on about April 19, 2006 for $83,417. Trifocal may seek an award of costs not including attorneys’ fees (e.g., filing fees, trial exhibit costs, etc.) and we may make a motion for recovery of a portion of our attorneys’ fees (and possibly other costs) as a prevailing party. We have recorded a provision in the financial statements for this suit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Promissory Note

On January 26, 2006, we issued a convertible promissory note in the principal amount of $500,000 to US Venture 05, Inc. (“US Venture 05”). These funds were used to cover our normal operating costs. The terms of the note include, among other things:

•	a 10% interest rate;

•	a maturity date of April 30, 2006;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the our assets.

The note began to accrue interest as of January 26, 2006, the date on which US Venture 05 delivered the $500,000 purchase price for the note to us. The note is subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, as well as all other indebtedness designated as senior indebtedness.

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

A copy of the convertible promissory note is filed as Exhibit 4.1 hereto.

ITEM 5. OTHER INFORMATION

Amendment No. 3 to $500,000 Convertible Promissory Note dated July 25, 2005

On April 21, 2006, Venturetec, Inc. and us amended the $500,000 convertible promissory note (the “Amendment No. 3”) to extend the maturity date of the note to September 30, 2006. All of the other terms and conditions of the note continue in full force and effect. A copy of the Amendment No. 3 is filed as Exhibit 4.2 hereto.

Amendment No. 2 to $1,000,000 Convertible Promissory Note dated September 30, 2005

On April 21, 2006, US Venture 05 and us amended the $1,000,000 convertible promissory note (the “Amendment No. 2”) to extend the maturity date of the note to September 30, 2006. All of the other terms and conditions of the note continue in full force and effect. A copy of the Amendment No. 2 is filed as Exhibit 4.3 hereto.

Amendment No. 1 to $500,000 Convertible Promissory Note dated January 26, 2006

On April 21, 2006, US Venture 05 and us amended the $500,000 convertible promissory note (“the Amendment No. 1”) to extend the maturity date of the note to September 30, 2006. All of the other terms and conditions of the note continue in full force and effect. A copy of the Amendment No. 1 is filed as Exhibit 4.4 hereto.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Series C Preferred Stock of E-centives, Inc. as filed in the Office of the Secretary of State of Delaware on March 21, 2005 (incorporated herein by reference to Exhibit 3.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

4.1	Convertible Promissory Note dated January 26, 2006 by and between E-centives, Inc. and US Venture 05, Inc.

4.2	Amendment No. 3 to Convertible Promissory Note dated July 25, 2005 by and between E-centives, Inc. and Venturetec, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

4.3	Amendment No. 2 to Convertible Promissory Note dated September 30, 2005 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

4.4	Amendment No. 1 to Convertible Promissory Note dated January 26, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

10.1	Form of Exchange Agreement between the Company and Noteholder (incorporated herein by reference to Exhibit 10.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)