Form 10QSB
period 2006-06-30
E CENTIVES INC
filed 2006-08-11
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, there were 62,493,756 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325,140	$467,295
Accounts receivable, net of allowance for doubtful accounts of $67,763 and $87,350 at June 30, 2006 and December 31, 2005, respectively	1,396,604	1,331,177
Other receivables	—	351,397
Prepaid expenses	114,233	54,456
Other	11,000	11,000

Total current assets	1,846,977	2,215,325
Property and equipment, net	173,267	153,075
Other intangible assets, net	1,507,793	1,819,750
Deferred financing fee	264,880	375,751
Other assets	16,011	16,011

Total assets	$3,808,928	$4,579,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,355,931	$1,403,904
Accrued expenses	327,897	499,737
Deferred revenue	122,928	75,042
Current portion of capital leases	—	5,208
Short term debt	3,750,000	2,650,000
Other liabilities	904,998	220,240

Total current liabilities	6,461,754	4,854,131
Long-term debt	3,000,000	3,100,000
Other long-term liabilities	145,315	291,452

Total liabilities	9,607,069	8,245,583

Commitments and contingencies
Convertible redeemable preferred stock
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized, 3,239,986 and 3,239,986 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively. (liquidation preference of $25,919,888 at June 30, 2006 and December 31, 2005)	12,959,940	12,959,940

Total convertible redeemable preferred stock	12,959,940	12,959,940

Stockholders’ deficit
Common stock, $.01 par value, 120,000,000 shares authorized, 62,493,756 and 62,165,256 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	624,938	621,653
Additional paid-in capital	127,034,507	126,906,002
Accumulated deficit	(146,417,526)	(144,153,266)

Total stockholders’ deficit	(18,758,081)	(16,625,611)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$3,808,928	$4,579,912

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(unaudited)
Revenue
Product Sales	$1,434,929	$1,513,218	$2,796,938	$2,997,936
Royalties	14,457	—	33,396	—

Total revenue	1,449,386	1,513,218	2,830,334	2,997,936

Operating expenses (income)
Cost of revenue	819,718	708,109	1,574,165	1,458,371
Product development, inclusive of stock-based compensation of $9,166 and $18,815 for the three and six months ended June 30, 2006 and $6,645 and $10,152 for the three and six months ended June 30, 2005, respectively.	236,270	241,957	487,214	502,974
General and administrative, inclusive of stock-based compensation of $32,081 and $64,586 for the three and six months ended June 30, 2006 and $23,415 and $49,425 for the three and six months ended June 30, 2005, respectively.	764,664	1,102,084	1,840,959	2,082,785
Sales and marketing, inclusive of stock-based compensation of $11,729 and $3,100 for the three and six months ended June 30, 2006 and $11,738 and $22,022 for the three and six months ended June 30, 2005, respectively.	357,792	344,356	732,932	729,444
Other income	(125,000)	—	(250,000)	—

Total operating expenses (income)	2,053,444	2,396,506	4,385,270	4,773,574

Loss from operations	(604,058)	(883,288)	(1,554,936)	(1,775,638)
Interest expense	(308,322)	(131,882)	(713,703)	(564,066)
Interest income	2,606	2,007	4,379	3,204

Loss before income taxes	(909,774)	(1,013,163)	(2,264,260)	(2,336,500)
Income taxes	—	—	—	—

Net loss	$(909,774)	$(1,013,163)	$(2,264,260)	$(2,336,500)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.04)
Shares used to compute basic and diluted net loss per common share	62,288,987	60,013,852	62,229,413	59,310,696

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2006	2005
	(unaudited)
Cash flows used in operating activities:
Net loss	$(2,264,260)	$(2,336,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372,629	400,161
Amortization of financing fee	210,871	902,932
Stock-based compensation	86,501	81,599
Issuance of common stock for services	3,875	80,010
Provision for doubtful accounts	10,000	9,000
(Increase) decrease in:
Accounts receivable	(75,427)	(159,527)
Other receivables	351,397	7,758
Prepaid expenses and other current assets	(59,777)	(29,014)
Increase (decrease) in:
Accounts payable	(47,973)	(1,467,047)
Accrued expenses and other liabilities	366,781	(749,392)
Deferred revenue	47,886	565,198

Net cash used in operating activities	(997,497)	(2,694,912)

Cash flows from investing activities:
Acquisition of property and equipment	(80,864)	(38,336)

Net cash used in investing activities	(80,864)	(38,336)

Cash flows from financing activities:
Payments on obligations under capital lease	(5,208)	(87,238)
Proceeds from issuance of debt	1,000,000	900,000
Payment of debt	—	(400,000)
Debt issuance costs	(100,000)	(100,000)
Proceeds from issuance of Series C convertible preferred stock	—	2,500,767
Exercise of stock options	41,414	33,908

Net cash provided by financing activities	936,206	2,847,437

Net (decrease) increase in cash and cash equivalents	(142,155)	114,189
Cash and cash equivalents, beginning of period	467,295	303,136

Cash and cash equivalents, end of period	$325,140	$417,325

Supplemental disclosure of cash flow information:

Cash paid for interest	$10,927	$74,018

Supplemental disclosure of non-cash investing and financing activities:

During May 2005, 400,000 shares of Series B convertible preferred stock automatically converted into an aggregate of 3,200,000 shares of common stock.

During March 2005, convertible promissory notes totaling $9,750,000, along with accrued interest of approximately $709,000, were exchanged for 2,614,793 shares of Series C convertible preferred stock.

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

One of the Company’s Interactive Database Marketing Division customers, Reckitt Benckiser, contributed 28% and 31%, respectively, of the Company’s revenue for the six months ended June 30, 2006 and 2005. The customer’s initial contract expired in October 2002 and the customer has subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the revenue generated by this customer decreased from the year ended December 31, 2003 to the year ended December 31, 2004, it did increase for the year ended December 31, 2005. The Company believes that revenue from this customer may increase for the year ended December 31, 2006 with the addition of new countries, brands and services, as it did for the year ended December 31, 2005. However, this customer has no obligation to continue purchasing additional services and may choose not to renew their contract at the end of 2006. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Friedli Corporate Finance, a related party (see Note 9) supplied a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $1 million is remaining as of June 30, 2006, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has subsequently committed to providing the Company’s funding needs for 2006 and through the second quarter of 2007. The Company has not yet discussed the terms of the financing needed to sustain operations through 2006 and through the second quarter of 2007 with Friedli Corporate Finance. If Friedli Corporate Finance is unable or unwilling to fulfill its remaining financing commitment or the Company is not offered financing by Friedli Corporate Finance on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all.

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

In the opinion of the Company, the accompanying unaudited Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2006 and the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(3) SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 56% and 65% of the Company’s revenue for the six months ended June 30, 2006 and 2005, respectively, allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Interactive Database Marketing division. This was the result of the settlement of a lawsuit with Coupons, Inc. whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement (see Note 8 for more information on this settlement). Royalties are being recognized on a cash receipts basis due to the Company’s inability predict revenues, and therefore to calculate the royalties in advance of receiving the payment. Royalties represented 1% of the Company’s total revenue for six months ended June 30, 2006.

ConsumerREVIEW.com manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 43% and 35% of the Company’s total revenue for six months ended June 30, 2006 and 2005, respectively.

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

(f) Reclassification

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year presentation.

(g) Recent New Accounting Pronouncements

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” is consistent with how that term is used in FAS 109, a likelihood of occurrence greater than fifty percent. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material effect on the financial statements.

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

(4) STOCK-BASED COMPENSATION

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

In December 2004, the FASB issued FAS 123(R), Share-Based Payments. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statements of operations. In March 2005, the SEC issued SAB 107 regarding the Staff’s interpretation of FAS 123(R). This interpretation provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of FAS 123(R) and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on January 1, 2006, the Company adopted FAS 123(R) using the modified prospective method, and accordingly, the Company has not restated the results of operations from prior interim periods and fiscal years. Under FAS 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period over which the awards are expected to vest. The Company recognized stock-based compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006.

Consistent with the valuation method of FAS 123, the Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense. In estimating the grant date fair value calculations, the expected stock price volatility rates were based on historical volatilities of the Company’s common stock over a period commensurate with the expected life of the options. Since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. For the three and six months ended June 30, 2006, the expected life of the options was determined using the simplified approach described under SAB 107. The Company granted 444,000 options to employees during the six months ended June 30, 2006 with exercise prices ranging from $0.24 per share to $0.31 per share. These options were determined to have a total fair value of approximately $137,000 and a weighted average grant-date fair value per option of $0.31. For the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $52,976 and $86,501, respectively.

A summary option activity under Company’s plan, as of June 30, 2006 and changes during the six-month period then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance, January 1, 2006	7,425,353	$1.25	5.12
Granted during the period	444,000	$0.31
Exercised during the period	(316,000)	$0.13		$18,625
Expired during the period	(347,250)	$0.35
Outstanding, June 30, 2006	7,206,103	$1.28	4.71	$334,131

Exercisable, June 30, 2006	6,146,960	$1.46	4.03	$305,823

(1)	The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at June 30, 2006, $0.19 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of June 30, 2006, and changes during the six-month period then ended, is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	1,031,644	$0.43
Granted	444,000	$0.31
Vested	(175,500)	$0.50
Forfeited	(241,000)	$0.21
Non-vested at June 30, 2006	1,059,144	$0.42

At June 30, 2006, the expected compensation cost of options outstanding but not yet vested was approximately $358,000. The Company expects to recognize this cost over a weighted average period of approximately 2.5 years. The total fair value of shares vested during the six months ended June 30, 2006 was approximately $88,000.

Prior to January 1, 2006, the Company, as permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees and related interpretations including FAS 44, Accounting for Certain Transactions involving Stock Compensation. Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Prior to the adoption of FAS 123(R), the Company recognized stock-based compensation cost only for stock options issued with exercise prices set below market prices on the date of grant. For the three and six month period ended June 30, 2005, the Company recognized stock-based compensation expense of $41,978 and $81,599, respectively for stock options issued with exercise prices set below market prices on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123(R) and amortized such costs over the vesting period, the Company’s net loss for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts presented below:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(1,013,163)	$(2,336,500)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	41,798	81,599
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(63,035)	(134,752)

Pro forma net loss	$(1,034,400)	$(2,389,653)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.04)
Pro forma	(0.02)	(0.04)

(5) CONVERTIBLE PROMISSORY NOTES

During the six months ended June 30, 2006, the Company issued two 10% convertible promissory notes with principal balances totaling $1,000,000 and during the year ended December 31, 2005 the Company issued three 10% convertible promissory notes with principal balances totaling $4,500,000. As of June 30, 2006, $2,500,000 was classified as short-term debt and $3,000,000 was classified as long-term debt. As of June 30, 2006, $326,301 of the Company’s other liability balance represents accrued interest associated with these convertible promissory notes. The terms of the 10% convertible promissory notes include, among other things:

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

One of the 10% convertible promissory notes issued during the year ended December 31, 2005 has a one-time final payment charge of 8% of the principal for each year that the principal is not repaid on or before each annual anniversary of the date the notes were issued. At June 30, 2006, the other long-term liabilities balance of $145,315 represents the accrual for the final payment charges associated with this 10% convertible promissory note. If the Company holds this 10% convertible promissory note to maturity, a final payment charge of $480,000 will be due in November 2007.

During the period from May 2003 through January 2005, the Company issued 8% convertible promissory notes with principal balances totaling $11,000,000. On March 31, 2005, 8% convertible promissory notes with principal balances totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,793 shares of Series C convertible preferred stock. As of June 30, 2006, the aggregate remaining balance of $1,250,000 was classified as short-term debt. As of June 30, 2006, $162,751 of the Company’s other liability balance represents accrued interest associated with these convertible promissory notes. The terms of 8% convertible promissory notes include, among other things:

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

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of June 30, 2006 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2464 CHF per one U.S. Dollar as of June 30, 2006), the aggregated number of shares issued upon such conversion would be approximately 779,000.

At June 30, 2006, $350,014 of the other long-term liabilities balance represents the accrual for the final payment charges associated with the 8% convertible promissory notes. If the Company holds the 8% convertible promissory notes to maturity, a final payment charge of $375,000 will be due at various dates from September 2006 through February 2007.

See below for a schedule of the Company’s outstanding convertible promissory notes:

Month Issued	Principal	Interest Rate	Final Payment Rate		Month Due
May-2003	$100,000	8%	10	%(1)	(3)
May-2003	$100,000	8%	10	%(1)	(3)
June-2003	$300,000	8%	10	%(1)	September- 2006
June-2003	$150,000	8%	10	%(1)	September- 2006
November-2003	$500,000	8%	10	%(1)	November- 2006
February-2004	$100,000	8%	10	%(1)	February-2007
July-2005	$500,000	10%	—		September- 2006
September-2005	$1,000,000	10%	—		September- 2006
November-2005	$3,000,000	10%	8	%(2)	November- 2007
January-2006	$500,000	10%	—		September- 2006
June-2006	$500,000	10%	—		December-2006

total	$6,750,000

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%)
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued.
(3)	The Company is currently negotiating an extension to the maturity date of these convertible promissory notes.

(6) SEGMENT INFORMATION

(a) Operating Segments

Starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: Interactive Database Marketing division (“IDBM”) and ConsumerREVIEW.com. IDBM includes such services as data warehousing, online reporting, Internet couponing, e-mail marketing, strategic consulting and program management, user experience design and development, and analytics and data mining; while ConsumerREVIEW.com includes on-line advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the reportable operating segments as of and for the six months ended June 30, 2006 and 2005 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit/(loss) and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

June 30, 2006	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$1,617,809	$1,212,525	$2,830,334	$—		$2,830,334
Operating loss	(1,420,828)	(134,108)	(1,554,936)	—		(1,554,936)
Depreciation and amortization	368,130	4,499	372,629	—		372,629
Capital expenditures	80,864	—	80,864	—		80,864
Assets	2,845,516	412,642	3,258,158	550,770	(1)	3,808,928

June 30, 2005	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$1,960,831	$1,037,105	$2,997,936	$—		$2,997,936
Operating loss	(1,400,734)	(374,904)	(1,775,638)	—		(1,775,638)
Depreciation and amortization	101,677	298,484	400,161	—		400,161
Capital expenditures	25,547	12,789	38,336	—		38,336
Assets	1,753,022	588,282	2,341,304	487,325	(1)	2,828,629

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the three and six months ended June 31, 2006, one of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed $412,000 and $781,000, respectively, in revenue, or 28% and 28%, respectively, of the Company’s revenue. For the three and six months ended June 30, 2005, this customer contributed $494,000 and $921,000, respectively, in revenue, or 33% and 31%, respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into four renewal agreements, with the most recent one expiring on December 31, 2006.

No other customer represented 10% or more of the Company’s revenue for the three and six months ended June 30, 2006 and June 30, 2005.

(7) GUARANTEES AND INDEMNIFICATIONS

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

(8) LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of June 30, 2006, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal at one point claimed over $1 million in compensatory money damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, the Company removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of approximately $1.8 million. These counterclaims were voluntarily dismissed by the Company’s during trial proceedings held in January and February 2006. At trial, Trifocal also revised its claims, reducing the damages sought to approximately $800,000, not including interest, statutory damages, attorneys’ fees or costs. At the close of trial proceedings, the Court issued a ruling on the predominant issues in the case. The Court found in favor of the Company on approximately $536,515 of Trifocal’s claims, and awarded Trifocal approximately $50,937, which left some open issues for further briefing. In the subsequent briefing and decision of the Court on the open issues, the Court found in favor of the Company on all but the interest due on the original $50,937 award. The Court then entered judgment against the Company on about April 19, 2006 for $83,417 (“Judgment”). With interest and costs, the total amount of the Judgment is approximately $100,000. Interest on the Judgment will continue to accrue at the approximate rate of 5% annually until it is paid. The Company has recorded a provision in the financial statements for this suit.

On or about November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights to which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a mutually agreeable settlement. As a result of the settlement, the lawsuit was dismissed, the Company will receive an aggregate of $1 million over the next two years in exchange for a release by us of all claims raised in the litigation, including claims of lost profits and past royalties, and Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive future royalty payments based on future revenue of Coupons, Inc. related to these patents as agreed to in the settlement agreement. The $1 million is being recognized on a cash receipts basis due to the uncertainty as to its collection.

On September 29, 2000, the Company settled all of the patent infringement litigation matters between the Company and CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement provided for a cross-license between the Company and CoolSavings for each of the patents that were in dispute. Pursuant to this settlement, the Company paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. The settlement agreement provided that the Company would make additional payments of up to $700,000, in certain circumstances. The Company accrued $250,000 for this contingency during 2001 and has subsequently determined in the second quarter of 2006 that a reserve is no longer appropriate due to management’s determination that the likelihood of the Company having to make this payment is remote.

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

From July 2005 through June 2006 the Company issued five 10% convertible promissory notes, of which one convertible promissory note for $500,000 was issued to Venturetec, Inc. and four convertible promissory notes totaling $5,000,000 were issued to US Venture 05, Inc.

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

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which has been renewed several times, with the most recent renewal occurring during 2004. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc. was paid $100,000 during the six months ended June 30, 2005 and a total of $1,915,000 since May 2003, which Friedli Corporate Finance, Inc. has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through June 30, 2006, as a non-employee member of the Company’s Board of Directors, Peter Friedli has received 100,000 shares of common stock and 90,000 options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, the need for and availability of financing, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

•	Our Interactive Database Marketing division offers a suite of digital marketing technologies and services, including e-mail marketing, Internet couponing, data warehousing, online reporting, strategic consulting and program management, user experience design and development, and analytics and data mining. Through a hosted technology infrastructure, this division provides solutions for relationship marketing, including creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives, as well as data management and tracking of individual consumer’s responses to such activities.

•	Our ConsumerREVIEW.com division manages web communities around common product interests, and provides on-line advertising and e-commerce services through its network of web communities. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. We focus on creating an online environment that fosters communication and consumer-generated reviews of products, by providing an interface to a large database of product information, forums, and other useful content.

For financial information regarding our reportable segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 6 of the Notes to Financial Statements.

To date we have not been profitable, incurring net losses of $2.3 million for the six months ended June 30, 2006 and net losses of $4.3 million and $10.8 million for the years ended December 31, 2005 and 2004, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

One of our Interactive Database Marketing customers, Reckitt Benckiser, contributed 28% and 31%, respectively, of our revenue for the six months ended June 30, 2006 and 2005. This customer’s initial contract expired in October 2002 and the customer subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the percentage of our total revenue that this customer has contributed over the past three years has decreased, loss of this customer would have a material adverse effect on our business, financial condition, results of operations and cash flow.

We believe that as more consumers use the Internet and as the economy continues to grow, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs. According to Forrester Research, marketers are pushing more of their budgets online, with U.S. online advertising and marketing spending expected to reach $26 billion by 2010.

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

Recently Enacted Accounting Pronouncements

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” is consistent with how that term is used in FAS 109, a likelihood of occurrence greater than fifty percent. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material effect on our financial statements.

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

From July 2005 through June 2006 we issued five 10% convertible promissory notes, of one which one convertible promissory note for $500,000 was issued to Venturetec, Inc. and four convertible promissory notes totaling $5,000,000 were issued to US Venture 05, Inc.

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing, as of June 30, 2006, we have received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc.

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

Venturetec, Inc. and Pine, Inc. were debenture holders in Consumer Review, Inc. Therefore, as a result of our acquisition of substantially all the assets of Consumer Review, Inc. in December 2002, Venturetec, Inc. and Pine, Inc. received 240,315 shares and 4,500 shares, respectively, of our Series B convertible preferred stock. In May 2005, all shares of Series B convertible preferred stock automatically converted into shares of our common stock (each 1 share of Series B convertible preferred stock converted into 8 shares of common stock).

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2008, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. As a result of the help provided in securing the funds associated with the convertible promissory notes and preferred stock financing, through June 30, 2006, Friedli Corporate Finance, Inc. was paid fees totaling $1,915,000 (of which $100,000 was paid during the six months ended June 30, 2006). Friedli Corporate Finance, Inc. has indicated to us that these fees will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

Through June 30, 2006, as a non-employee member of our Board of Directors, Peter Friedli has received 100,000 shares of our common stock and 90,000 options.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended June 30, 2006 and 2005.

Revenue. Total revenue for the three months ended June 30, 2006 was $1,449,000, a decrease of $64,000, or 4%, from $1,513,000 for the same period in 2005. As noted below, this decrease in total revenue was primarily the result of the decrease in revenues from our interactive database marketing division, offset by the increase in revenues from our ConsumerREVIEW.com division.

Our Interactive Database Marketing division contributed $837,000 in revenue for the three months ended June 30, 2006, a decrease of $134,000 from the same period in 2005. The decrease in revenue was primarily the result of the lower new client acquisition to replace expected customer churn. During 2005 and through the second quarter of 2006, we continued to change the makeup of our sales force, hiring new sales personnel whose background and experience we believe are better suited to positively impact revenues. The shift in sales personnel and the time needed to integrate a new sales force into the organization resulted in reduction of new sales pipeline activity in 2005. We expect to continue to build the new sales force in 2006. Although we have increased our sales pipeline activity, we may continue to experience delays and have uncertain results in this division as we continue to build and integrate this new sales force.

The ConsumerREVIEW.com division generated $598,000 in revenue for the three months ended June 30, 2006, an increase of $56,000 from the same period in 2005. Advertising revenue was up by $136,000 due to the addition of new advertising customers, while e-commerce related revenue was down by $79,000.

Revenue for the three months ended June 30, 2006 included $14,000 in royalties associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving royalties based upon future revenue that Coupons, Inc. earns relating to the patents licensed to them. (See “Item 1 – Legal Proceedings, for further details.)

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

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $820,000 in cost of revenue for the three months ended June 30, 2006 was an increase of $112,000, or 16%, over the $708,000 for the three months ended June 30, 2005. Approximately $50,000 of the increase can be attributed to a one-time costs for services provided to one of our customers.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses exclusive of stock-based compensation of $9,166 and $6,645 for the three months ended June 30, 2006 and 2005, respectively, decreased by $8,000, or 3%, to $227,000 for the three months ended June 30, 2006, compared to $235,000 for the three months ended June 30, 2005.

Our product development expenses are expected to remain at current levels, as we do not expect to significantly increase the number of personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as executive officers. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses exclusive of stock-based compensation of $32,081 and $23,415 for the three months ended June 30, 2006 and 2005, respectively, decreased by $346,000, or 32%, to $733,000 for the three months ended June 30, 2006, compared to $1,079,000 for the three months ended June 30, 2005. A large portion of the decrease was due to the reversal of a $250,000 accrual recorded in 2001 associated with a legal settlement. The accrual was reversed because the payment of the amount was no longer deemed probable. A portion of this decrease can also be attributed to the September 2005 renewal of our lease for our Bethesda, Maryland office being for less space.

We expect that our general and administrative expenses will stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses exclusive of stock-based compensation of $11,729 and $11,738 for the three months ended June 30, 2006 and 2005, respectively, increased by $14,000, or 4%, to $346,000 for the three months ended June 30, 2006, compared to $332,000 for the three months ended June 30, 2005.

Our sales and marketing expenses are expected to stay at or near the current levels in future periods in the near term until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense of approximately $53,000 for the three months ended June 30, 2006 represents our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Stock-based compensation expense of approximately $42,000 for the three months ended June 30, 2005 consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.

Other Income. Other income for the three months ended June 30, 2006 was $125,000, while there was no other income for the three months ended June 30, 2005. Other income relates to payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving an aggregate of $1 million dollars over a two-year period. (See “Item 1 – Legal Proceedings, for further details.) This income is being recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense primarily consists of interest related to convertible promissory notes that were issued from May 2003 through January 2006, deferred financing fee amortization and interest for financing agreements. Interest expense of $308,000 for the three months ended June 30, 2006 was $176,000 higher than the interest expense for the three months ended June 30, 2005. This increase is the effect of the higher interest and deferred financing fee amortization resulting from the higher amount debt held during the three months ended June 30, 2006.

Net loss. Net loss of $910,000 for the three months ended June 30, 2006 was $103,000 less than the net loss of $1,013,000 for the three months ended June 30, 2005. As described above, revenue was lower by $64,000, operating expenses/income were lower by $343,000 and interest expense was higher by $176,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Interactive Database Marketing division and improved user experience in some of our ConsumerREVIEW.com division sites, as described above, as well as constant operating costs.

The following presents our financial position and results of operations as of and for the six months ended June 30, 2006 and 2005.

Revenue. Total revenue of $2,830,000 for the six months ended June 30, 2006 was $168,000 or 6% lower than the $2,998,000 for the six months ended June 30, 2005.

For the six months ended June 30, 2006 and 2005, our Interactive Database Marketing division contributed $1,584,000 and $1,961,000 in revenue, respectively. The ConsumerREVIEW.com division generated $1,213,000 in revenue for the six months ended June 30, 2006, an increase of $175,000 from the same period in 2005. Advertising revenue was higher by $321,000 and e-commerce related revenue was lower by $145,000.

Cost of Revenue. Cost of revenue of $1,575,000 for the six months ended June 30, 2006 was higher by $116,000 or 8% when compared to the $1,458,000 for the six months ended June 30, 2005. This increase is due to higher costs incurred during the three months ended June 30, 2006 as noted above.

Product Development. Product development expenses, exclusive of stock-based compensation of $18,815 and $10,152 for the six months ended June 30, 2006 and June 30, 2005, respectively, decreased by $24,000 or 5% to $468,000 for the six months ended June 30, 2006, compared to $493,000 for the six months ended June 30, 2005.

General and Administrative. General and administrative expenses of $1,776,000, exclusive of stock-based compensation of $64,586, for the six months ended June 30, 2006 was lower by $257,000 or 13% when compared to $2,033,000, exclusive of stock-based compensation of $49,425, for the six months ended June 30, 2005. As noted above, $250,000 of the decrease in expense can be attribute to the reversal of a legal settlement accrual during the second quarter of 2006.

Sales and Marketing. The $730,000 in sales and marketing expenses, exclusive of stock-based compensation of $3,100, for the six months ended June 30, 2006, was $23,000 higher that the $707,000 in sales and marketing expenses, exclusive of stock-based compensation of $22,022, for the six months ended June 30, 2005.

Stock-based Compensation. Stock-based compensation expense of approximately $87,000 for the six months ended June 30, 2006 represents our adoption of the “modified prospective” method of FAS 123(R), while stock-based compensation expense of approximately $82,000 for the three months ended June 30, 2005 consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.

Interest Expense. Interest expense of $714,000 for the six months ended June 30, 2006 was $150,000 higher than the interest expense of $564,000 for the six months ended June 30, 2005. This increase is the net effect of the higher interest expense associated with the higher value of debt outstanding during the six months ended June 30, 2006, offset by the combined effect of the March 2005 reversal of accrued interest on convertible promissory notes that were exchanged for Series C convertible preferred stock and the accelerated amortization of the deferred financing fees associated with the exchanged convertible promissory notes.

Net loss. Net loss of $2,264,000 for the six months ended June 30, 2006 was lower by $72,000 when compared to a net loss of $2,336,000 for the six months ended June 30, 2005. As previously noted above, revenue was lower by $168,000, total operating expenses were lower by $388,000 and interest expense was higher by $150,000.

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

From July 2005 through June 2006 we issued five 10% convertible promissory notes totaling $5,500,000.

On June 30, 2006, we held $325,000 in cash and cash equivalents. Cash used in operating activities for the six months ended June 30, 2006 was $997,000, a decrease of $1,698,000 over the $2,695,000 for the six months ended June 30, 2005. Net losses adjusted to reconcile to net cash used in operating activities was $1,580,000 for the six months ended June 30, 2006, while for the six months ended June 30, 2005 it was $863,000. For the six months ended June 30, 2006 accounts receivable and other receivables decreased by $276,000, while for the six months ended June 30, 2005 it increased by $152,000. In addition, accounts payable, accrued expenses and other liabilities and deferred revenue increased by $367,000 for the six months ended June 30, 2006, while they decreased by $1,651,000 for the six months ended June 30, 2005.

Investing activities for the six months ended June 30, 2006 and 2005 used $81,000 and $38,000 in cash, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the six months ended June 30, 2006, net cash provided by financing activities was $936,000. This represented $1,000,000 received from the issuance of a convertible promissory note, $41,000 received in association with the exercise of options, a payment of $100,000 in debt issuance costs and payments totaling $5,000 for capital lease obligations. For the six months ended June 30, 2005, the net cash provided by financing activities was $2,847,000. Approximately $2,901,000 related to funding, consisting of $500,000 received from the issuance of a convertible promissory note, $2,501,000 received from the issuance of Series C convertible preferred stock and $100,000 in payments for debt issuance costs. We also received $34,000 in association with the exercise of options and made payments of $87,000 under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the second quarter of 2007. This forecast is based on our plan to use the funds from the financing commitments described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $1 million is remaining as of June 30, 2006. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We have borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the six months ended June 30, 2006, we issued two 10% convertible promissory note with principal balances totaling $1,000,000 and during the year ended December 31, 2005 we issued three 10% convertible promissory notes with principal balances totaling $4,500,000. See below for a schedule of our outstanding convertible promissory notes:

Month Issued	Principal	Interest Rate	Final Payment Rate	Month Due
May-2003	$100,000	8%	10% (1)	(3)
May-2003	$100,000	8%	10% (1)	(3)
June-2003	$300,000	8%	10% (1)	September -2006
June-2003	$150,000	8%	10% (1)	September -2006
November-2003	$500,000	8%	10% (1)	November-2006
February-2004	$100,000	8%	10% (1)	February-2007
July-2005	$500,000	10%	—	September-2006
September-2005	$1,000,000	10%	—	September-2006
November-2005	$3,000,000	10%	8% (2)	November-2007
January-2006	$500,000	10%	—	September-2006
June-2006	$500,000	10%	—	December-2006

total	$6,750,000

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%)
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued.
(3)	The Company is currently negotiating an extension to the maturity date of three convertible promissory notes.

Of the $20 million aggregate commitment, $1 million is remaining, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has committed to providing our financing needs for 2006 and through the second quarter of 2007. We have not yet discussed the terms of the financing we need to sustain operations through 2006 and through the second quarter of 2007 with Friedli Corporate Finance. If Friedli Corporate Finance is unable or unwilling to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against us in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal at one point claimed over $1 million in compensatory money damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, we removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of approximately $1.8 million. These counterclaims were voluntarily dismissed by us during trial proceedings held in January and February 2006. At trial, Trifocal also revised its claims, reducing the damages sought to approximately $800,000, not including interest, statutory damages, attorneys’ fees or costs. At the close of trial proceedings, the Court issued a ruling on the predominant issues in the case. The Court found in favor of us on approximately $536,515 of Trifocal’s claims, and awarded Trifocal approximately $50,937, which left some open issues for further briefing. In the subsequent briefing and decision of the Court on the open issues, the Court found in favor of us on all but the interest due on the original $50,937 award. The Court then entered judgment against uson about April 19, 2006 for $83,417 (“Judgment”). With interest and costs, the total amount of the Judgment is approximately $100,000. Interest on the Judgment will continue to accrue at the approximate rate of 5% annually until it is paid.

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

On September 29, 2000, we settled all of the patent infringement litigation matters between us and CoolSavings.com, Inc. (“CoolSavings”). The terms of the settlement provided for a cross-license between us and CoolSavings for each of the patents that were in dispute. Pursuant to this settlement, we paid $650,000 to CoolSavings on September 29, 2000, at the signing of the settlement documents. The settlement agreement provided that we would make additional payments of up to $700,000 in certain circumstances. We accrued $250,000 for this contingency during 2001 and have subsequently determined in the second quarter of 2006 that a reserve is no longer appropriate due to management’s determination that the likelihood of us having to make this payment is remote.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Promissory Note

On June 15, 2006, we issued a convertible promissory note in the principal amount of $500,000 to US Venture 05, Inc. (“US Venture 05”). These funds are being used to cover our normal operating costs. The terms of the note include, among other things:

•	a 10% interest rate;

•	a maturity date of December 31, 2006;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the our assets, including certain patents.

The note is subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, is senior in right of payment to all classes and series of our capital stock, and is pari passu with any and all convertible debt securities issued by us.

Peter Friedli, a director and largest stockholder, serves as the President of US Venture 05 and as such may be deemed to beneficially own such shares. The terms of the Series C Preferred Stock in which the note is convertible are identical to the terms of the shares issued in 2005 that were part of the Series C preferred stock financing commenced on March 31, 2005, which is described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005. The $4 conversion price of the note is also the same as the purchase price of the shares of Series C preferred in such financing.

The issuance of the convertible note was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act relating to transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Series C Preferred Stock of E-centives, Inc. as filed in the Office of the Secretary of State of Delaware on March 21, 2005 (incorporated herein by reference to Exhibit 3.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

4.1	Convertible Promissory Note dated June 15, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006).

4.2	Amendment No. 3 to Convertible Promissory Note dated July 25, 2005 by and between E-centives, Inc. and Venturetec, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

4.3	Amendment No. 2 to Convertible Promissory Note dated September 30, 2005 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

4.4	Amendment No. 1 to Convertible Promissory Note dated January 26, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

10.1	Convertible Promissory Note between the Company and LGT Bank in Liechtenstein, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

10.2	Convertible Promissory Note between the Company and LGT Bank in Liechtenstein, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

10.3	Convertible Promissory Note between the Company and LGT Bank in Liechtenstein, as amended (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

10.4	Convertible Promissory Note between the Company and LGT Bank in Liechtenstein, as amended (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

10.5	Convertible Promissory Note between the Company and LGT Bank in Liechtenstein, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

10.6	Convertible Promissory Note between the Company and Union Bancaire Privée (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

10.7	Convertible Promissory Note between the Company and Bank Julius Baer & Co. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)