Form 10QSB
period 2006-09-30
E CENTIVES INC
filed 2006-11-13
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, there were 62,493,756 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-CENTIVES, INC.

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$419,466	$467,295
Accounts receivable, net of allowance for doubtful accounts of $79,016 and $87,350 at September 30, 2006 and December 31, 2005, respectively	1,885,035	1,331,177
Other receivables	34,125	351,397
Prepaid expenses	58,404	54,456
Other	—	11,000

Total current assets	2,397,030	2,215,325
Property and equipment, net	380,394	153,075
Other intangible assets, net	1,351,814	1,819,750
Deferred financing fee	246,551	375,751
Other assets	27,011	16,011

Total assets	$4,402,800	$4,579,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term debt	7,250,000	2,650,000
Accounts payable	$1,408,437	$1,403,904
Accrued expenses	225,350	499,737
Deferred revenue	539,217	75,042
Current portion of capital leases	—	5,208
Other liabilities	1,308,804	220,240

Total current liabilities	10,731,808	4,854,131
Long-term debt	—	3,100,000
Other long-term liabilities	41,024	291,452

Total liabilities	10,772,832	8,245,583

Commitments and contingencies
Convertible redeemable preferred stock
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized, 3,239,986 shares issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation preference of $25,919,888 at September 30, 2006 and December 31, 2005)	12,959,940	12,959,940

Total convertible redeemable preferred stock	12,959,940	12,959,940

Stockholders’ deficit
Common stock, $.01 par value, 120,000,000 shares authorized, 62,493,756 and 62,165,256 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	624,938	621,653
Additional paid-in capital	127,065,061	126,906,002
Accumulated deficit	(147,019,971)	(144,153,266)

Total stockholders’ deficit	(19,329,972)	(16,625,611)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$4,402,800	$4,579,912

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
	(unaudited)
Revenue
Product Sales	$1,748,812	$1,316,223	$4,545,750	$4,314,159
Royalties	13,064	2,805	46,460	2,805

Total revenue	1,761,876	1,319,028	4,592,210	4,316,964

Operating expenses (income)
Cost of revenue	760,752	769,929	2,334,917	2,228,300
Product development, inclusive of stock-based compensation of $9,076 and $27,891 for the three and nine months ended September 30, 2006 and $7,296 and $17,448 for the three and nine months ended September 30, 2005, respectively.	238,912	246,356	726,126	749,330
General and administrative, inclusive of stock-based compensation of $24,503 and $89,087 for the three and nine months ended September 30, 2006 and $34,402 and $83,827 for the three and nine months ended September 30, 2005, respectively.	871,746	1,021,048	2,712,705	3,187,166
Sales and marketing, inclusive of stock-based compensation of ($3,024) and $76 for the three and nine months ended September 30, 2006 and $11,744 and $33,766 for the three and nine months ended September 30, 2005, respectively.	307,411	338,617	1,040,343	1,068,061
Other income	(125,000)	(125,000)	(375,000)	(208,333)

Total operating expenses (income)	2,053,821	2,250,950	6,439,091	7,024,524

Loss from operations	(291,945)	(931,922)	(1,846,881)	(2,707,560)
Interest expense	(312,333)	(172,988)	(1,026,036)	(737,054)
Interest income	1,833	2,140	6,212	5,344

Loss before income taxes	(602,445)	(1,102,770)	(2,866,705)	(3,439,270)
Income taxes	—	—	—	—

Net loss	$(602,445)	$(1,102,770)	$(2,866,705)	$(3,439,270)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.06)
Shares used to compute basic and diluted net loss per common share	62,493,756	62,066,198	62,318,496	60,239,290

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2006	2005
	(unaudited)
Cash flows used in operating activities:
Net loss	$(2,866,705)	$(3,439,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	569,572	584,495
Amortization of financing fee	279,200	1,008,783
Stock-based compensation	117,054	135,041
Issuance of common stock for services	3,875	82,010
Provision for doubtful accounts	20,000	9,000
(Increase) decrease in:
Accounts receivable	(573,858)	509,593
Other receivables	317,272	55,209
Prepaid expenses	(3,948)	701
Increase (decrease) in:
Accounts payable	4,533	(1,353,800)
Accrued expenses and other liabilities	563,749	(724,221)
Deferred revenue	464,175	197,374

Net cash used in operating activities	(1,105,081)	(2,935,085)

Cash flows from investing activities:
Acquisition of property and equipment	(328,955)	(35,927)

Net cash used in investing activities	(328,955)	(35,927)

Cash flows from financing activities:
Payments on obligations under capital lease	(5,208)	(118,120)
Proceeds from issuance of debt	1,500,000	2,400,000
Payment of debt	—	(400,000)
Debt issuance costs	(150,000)	(250,000)
Proceeds from issuance of Series C convertible preferred stock	—	2,500,767
Exercise of stock options	41,415	46,745

Net cash provided by financing activities	1,386,207	4,179,392

Net (decrease) increase in cash and cash equivalents	(47,829)	1,208,380
Cash and cash equivalents, beginning of period	467,295	303,136

Cash and cash equivalents, end of period	$419,466	$1,511,516

Supplemental disclosure of cash flow information:

Cash paid for interest	$13,973	$75,265

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

One of the Company’s Interactive Database Marketing Division customers, Reckitt Benckiser, contributed 29% and 30%, respectively, of the Company’s revenue for the nine months ended September 30, 2006 and 2005. The customer’s initial contract expired in October 2002 and the customer has subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the revenue generated by this customer decreased from the year ended December 31, 2003 to the year ended December 31, 2004, it did increase for the year ended December 31, 2005. The Company believes that revenue from this customer may increase for the year ended December 31, 2006 with the addition of new countries, brands and services, as it did for the year ended December 31, 2005. However, this customer has no obligation to continue purchasing additional services and may choose not to renew their contract at the end of 2006. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Friedli Corporate Finance, a related party (see Note 9) supplied a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $500,000 is remaining as of September 30, 2006, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has subsequently committed to providing the Company’s funding needs for 2006 and through the third quarter of 2007. The Company has not yet discussed the terms of the financing needed to sustain operations through 2006 and through the third quarter of 2007 with Friedli Corporate Finance. If Friedli Corporate Finance is unable or unwilling to fulfill its remaining financing commitment or the Company is not offered financing by Friedli Corporate Finance on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all.

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

In the opinion of the Company, the accompanying unaudited Financial Statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of September 30, 2006 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(3) SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 58% and 62% of the Company’s revenue for the nine months ended September 30, 2006 and 2005, respectively, allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Interactive Database Marketing division. This was the result of the settlement of a lawsuit with Coupons, Inc. whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement (see Note 8 for more information on this settlement). Royalties are being recognized on a cash receipts basis due to the Company’s inability to predict revenues, and therefore to calculate the royalties in advance of receiving the payment. Royalties represented 1% of the Company’s total revenue for the nine months ended September 30, 2006.

ConsumerREVIEW.com manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 41% and 38% of the Company’s total revenue for nine months ended September 30, 2006 and 2005, respectively.

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

(g) Recent New Accounting Pronouncements

In September 2006, FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets for the fiscal year ending after December 15, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. The Company does not believe that the adoption of FAS 158 will have a material effect on the financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not believe that the adoption of SAB 108 will have a material effect on the financial statements.

In September 2006, FASB issued FAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company does not believe that the adoption of FAS 157 will have a material effect on the financial statements.

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

Consistent with the valuation method of FAS 123, the Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense. In estimating the grant date fair value calculations, the expected stock price volatility rates were based on historical volatilities of the Company’s common stock over a period commensurate with the expected life of the options. Since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. For the three and nine months ended September 30, 2006, the expected life of the options was determined using the simplified approach described under SAB 107. The Company granted 468,000 options to employees during the nine months ended September 30, 2006 with exercise prices ranging from $0.18 per share to $0.31 per share. These options were determined to have a total fair value of approximately $142,000 and a weighted average grant-date fair value per option of $0.30. For the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $30,555 and $117,054, respectively.

A summary of option activity under the Company’s plan, as of September 30, 2006 and changes during the nine-month period then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance, January 1, 2006	7,425,353	$1.25	5.12
Granted during the period	468,000	$0.30
Exercised during the period	(316,000)	$0.13		$18,625
Expired during the period	(811,000)	$0.33
Outstanding, September 30, 2006	6,766,353	$1.34	4.14	$333,646

Exercisable, September 30, 2006	6,293,709	$1.43	3.85	$314,673

(1)	The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at September 29, 2006, $0.19 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of September 30, 2006, and changes during the nine-month period then ended, is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	1,031,644	$0.43
Granted	468,000	$0.30
Vested	(329,750)	$0.54
Forfeited	(697,250)	$0.28
Non-vested at September 30, 2006	472,644	$0.45

On September 30, 2006, the expected compensation cost of options outstanding but not yet vested was approximately $176,000. The Company expects to recognize this cost over a weighted average period of approximately 2 years. The total fair value of shares vested during the nine months ended September 30, 2006 was approximately $179,000.

Prior to January 1, 2006, the Company, as permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees and related interpretations including FAS 44, Accounting for Certain Transactions involving Stock Compensation. Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Prior to the adoption of FAS 123(R), the Company recognized stock-based compensation cost only for stock options issued with exercise prices set below market prices on the date of grant. For the three and nine month period ended September 30, 2005, the Company recognized stock-based compensation expense of $53,442 and $135,041, respectively for stock options issued with exercise prices set below market prices on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123(R) and amortized such costs over the vesting period, the Company’s net loss for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts presented below:

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net loss applicable to common stockholders, as reported	$(1,102,770)	$(3,439,270)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	53,442	135,041
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(86,567)	(221,319)

Pro forma net loss	$(1,135,895)	$(3,525,548)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.06)
Pro forma	(0.02)	(0.06)

(5) CONVERTIBLE PROMISSORY NOTES

During the nine months ended September 30, 2006, the Company issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and during the year ended December 31, 2005 the Company issued three 10% convertible promissory notes with principal balances totaling $4,500,000. As of September 30, 2006, the aggregate principal balance of $6,000,000 for these 10% convertible promissory notes was classified as short-term debt. As of September 30, 2006, $466,438 of the other liability balance included accrued interest associated with these convertible promissory notes. The terms of the 10% convertible promissory notes include, among other things:

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

One of the 10% convertible promissory notes issued during the year ended December 31, 2005 has a one-time final payment charge of 8% of the principal for each year that the principal is not repaid on or before each annual anniversary of the date the note was issued, with a maximum of 16%. At September 30, 2006, $205,808 of the other liability balance included the accrual for the final payment charges associated with this 10% convertible promissory note.

During the period from May 2003 through January 2005, the Company issued 8% convertible promissory notes with principal balances totaling $11,000,000. On March 31, 2005, 8% convertible promissory notes with principal balances totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,793 shares of Series C convertible preferred stock. As of September 30, 2006, the aggregate remaining balance of $1,250,000 was classified as short-term debt and $187,956 of the other liability balance represents accrued interest associated with these convertible promissory notes. The terms of 8% convertible promissory notes include, among other things:

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

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of September 30, 2006 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2449 CHF per one U.S. Dollar as of September 30, 2006), the aggregated number of shares issued upon such conversion would be approximately 778,000.

At September 30, 2006, $365,137 of the other liabilities balance represents the accrual for the final payment charges associated with the 8% convertible promissory notes. If the Company holds the 8% convertible promissory notes to maturity, a final payment charge of $375,000 will be due at various dates from September 2006 through February 2007.

See below for a schedule of the Company’s outstanding convertible promissory notes as of September 30, 2006:

Month Issued	Principal	Interest Rate	Final Payment Rate		Month Due
May-2003	$100,000	8%	10	%(1)	September-2007	(3)
May-2003	$100,000	8%	10	%(1)	September-2007	(3)
June-2003	$300,000	8%	10	%(1)	September-2007	(3)
June-2003	$150,000	8%	10	%(1)	September-2007	(3)
November-2003	$500,000	8%	10	%(1)	September-2007	(3)
February-2004	$100,000	8%	10	%(1)	February-2007	(4)
July-2005	$500,000	10%	—		September-2007	(3)
September-2005	$1,000,000	10%	—		September-2007	(3)
November-2005	$3,000,000	10%	8	%(2)	September-2007	(3)
January-2006	$500,000	10%	—		September-2007	(3)
June-2006	$500,000	10%	—		September-2007	(3)
September-2006	$500,000	10%	—		September-2007

total	$7,250,000

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%).
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 16%).
(3)	Per an amendment to the convertible promissory note.
(4)	The Company is currently negotiating an extension to the maturity date of the convertible promissory note.

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

Information as to the operations of the reportable operating segments as of and for the nine months ended September 30, 2006 and 2005 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit/(loss) and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

September 30, 2006	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,728,951	$1, 863,259	$4,592,210	$—		$4,592,210
Operating loss	(1,692,673)	(154,208)	(1,846,881)	—		(1,846,881)
Depreciation and amortization	562,576	6,996	569,572	—		569,572
Capital expenditures	328,955	—	328,955	—		328,955
Assets	3,516,960	466,374	3,983,334	419,466	(1)	4,402,800

September 30, 2005	IDBM	ConsumerREVIEW.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,696,088	$1,620,876	$4,316,964	$—		$4,316,964
Operating loss	(2,000,390)	(707,170)	(2,707,560)	—		(2,707,560)
Depreciation and amortization	137,890	446,605	584,495	—		584,495
Capital expenditures	23,138	12,789	35,927	—		35,927
Assets	996,484	455,851	1,452,335	1,581,516	(1)	3,033,851

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents, as well as restricted cash.

(b) Customers

For the three and nine months ended September 30, 2006, two of the Company’s Interactive Database Marketing division customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $546,000 and $1,327,000, respectively, in revenue, or 31% and 29%, respectively, of the Company’s revenue. For the three and nine months ended September 30, 2005, this customer contributed $355,000 and $1,275,000, respectively, in revenue, or 27% and 30%, respectively, of the Company’s revenue. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into four renewal agreements, with the most recent one expiring on December 31, 2006.

TracFone Wireless Inc. contributed $303,000 and $520,000, respectively, in revenue, or 17% and 11%, respectively, of the Company’s revenue. This customer’s original agreement began in late December 2005 and ended in March 2006. The customer has subsequently entered into three additional agreements, with all of them ending during May 2007.

No other customer represented 10% or more of the Company’s revenue for the three and nine months ended September 30, 2006 and September 30, 2005.

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

(8) LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of September 30, 2006, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal sought over $1 million in compensatory damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, the Company removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of approximately $1.8 million. During trial proceedings held in January and February 2006, the Company withdrew its counterclaims and Trifocal reduced its damages claim to approximately $800,000, not including interest, statutory damages, attorneys’ fees or costs. At the close of trial proceedings, the Court found in favor of the Company on $536,515 of Trifocal’s claims, and awarded Trifocal $50,937. In a subsequent decision of the Court on the remaining open issues, the Court found in favor of the Company on all issues but the interest due on the original $50,937 award. The Court then entered judgment against the Company on April 19, 2006 for $83,417 (“Judgment”). The total amount of the Judgment, with interest and costs, of approximately $100,000 was paid in July 2006.

On November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights to which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a settlement, in which the Company will receive an aggregate of $1 million over the next two years (starting in May 2005), in exchange for the release of all claims raised in the suit, including claims of lost profits and past royalties. As part of the settlement, Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive royalty payments based on future revenue of Coupons, Inc. related to these patents. The $1 million is being recognized on a cash receipts basis due to the uncertainty as to its collection.

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

From July 2005 through September 2006 the Company issued six 10% convertible promissory notes, of which one convertible promissory note for $500,000 was issued to Venturetec, Inc. and five convertible promissory notes totaling $5,500,000 were issued to US Venture 05, Inc.

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

In connection with the preferred stock financing, on March 31, 2005, each of InVenture, Inc., Pine, Inc. and Venturetec, Inc. (collectively, the “Noteholders”) agreed to exchange their existing convertible promissory notes for shares of the newly created Series C convertible preferred stock. Under these exchange agreements, the Company issued shares of Series C convertible preferred stock to each of the Noteholders in exchange for their convertible promissory notes. Upon the exchange, the convertible promissory notes were immediately cancelled and the Company owes no further amounts thereunder. If the Series C convertible preferred stock has not been converted to common stock pursuant to its terms prior to February 2, 2009, then, as additional consideration, the Company will issue to the Noteholder, a warrant to purchase shares of the Company’s common stock. The exercise price for each warrant will equal twenty percent below the average of the market prices for the five trading days prior to, but not including, February 2, 2009. The following table presents information regarding the amounts of outstanding principal and accrued but unpaid interest that the Company owed each Noteholder under their convertible promissory notes that were exchanged, as well as the number of shares of Series C convertible preferred stock issued in the exchange and the number of shares of common stock underlying each of the warrants to be granted to each of the Noteholders.

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

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, which has been renewed several times, with the most recent renewal occurring during 2004. Under the agreement, Friedli Corporate Finance provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance clients/investors and the Company by disseminating information to such investors on behalf of the Company. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. From May 2003 through June 30, 2006, Friedli Corporate Finance was paid a total of $1,915,000 for services provided in securing funds associated with the convertible promissory notes and the preferred stock financing, of which $100,000 was paid during 2006. Friedli Corporate Finance, Inc. has indicated to the Company that these fees may be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort. In July 2006 the Company agreed to pay Peter Friedli up to $350,000, of which $50,000 was paid in September 2006, for his services to the Company in connection with fund raising activities. This fee may also be distributed to a number of third party banks, affiliated entities and individuals who assist in the financing efforts.

Through September 30, 2006, as a non-employee member of the Company’s Board of Directors, Peter Friedli has received 100,000 shares of common stock and 90,000 options.

(10) RECENT DEVELOPMENTS

Convertible Promissory Note

On October 13, 2006, the Company issued a convertible promissory note in the principal amount of $1,000,000 to US Venture 05, Inc. (“US Venture 05”). These funds are being used to cover normal operating costs. The terms of the note include, among other things:

•	a 4% interest rate;

•	a maturity date of September 30, 2007;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by the Company at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the Company’s assets, including certain patents.

The note is subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, is senior in right of payment to all classes and series of the Company’s capital stock, and is pari passu with any and all convertible debt securities issued by the Company.

Peter Friedli, a director and largest stockholder, serves as the President of US Venture 05 and as such may be deemed to beneficially own such shares. The terms of the Series C preferred stock in which the note is convertible are identical to the terms of the shares issued in 2005 that were part of the Series C preferred stock financing commenced on March 31, 2005, which is described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005. The $4 conversion price of the note is also the same as the purchase price of the shares of Series C preferred stock in such financing.

In consideration for arranging this financing, the Company paid Friedli Corporate Finance, Inc. a fee of $100,000.

The issuance of the convertible note was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act relating to transactions by an issuer not involving a public offering.

Amendment No.1 to $500,000 Convertible Promissory Note dated November 10, 2003

On October 16, 2006, Thomas Schmidheiny and the Company amended the $500,000 convertible promissory note to extend the maturity date of the note to September 30, 2007. All of the other terms and conditions of the note continue in full force and effect.

Amendment No.1 to $100,000 Convertible Promissory Note dated June 20, 2003

On October 16, 2006, Franca Segre and the Company amended the $100,000 convertible promissory note to extend the maturity date of the note to September 30, 2007. All of the other terms and conditions of the note continue in full force and effect.

Amendment No.2 to $100,000 Convertible Promissory Note dated May 28, 2003

On October 17, 2006, Union Bancaire Privée and the Company amended the $100,000 convertible promissory note to extend the maturity date of the note to September 30, 2007. All of the other terms and conditions of the note continue in full force and effect.

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

To date we have not been profitable, incurring net losses of $2.9 million for the nine months ended September 30, 2006 and net losses of $4.3 million and $10.8 million for the years ended December 31, 2005 and 2004, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

One of our Interactive Database Marketing customers, Reckitt Benckiser, contributed 29% and 30%, respectively, of our revenue for the nine months ended September 30, 2006 and 2005. This customer’s initial contract expired in October 2002 and the customer subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2006. Although the percentage of our total revenue that this customer has contributed over the past three years has decreased, loss of this customer would have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We believe that the combination of expense reduction and control measures, new sales and client services resources and the pursuit of additional acquisitions, will enable us to achieve profitability, although there can be no assurances as to the timing or effectiveness of any such efforts. If future revenues are insufficient to cover our operating costs or if we do not receive the proceeds from the financing commitments or obtain addition funding, we may not be able to obtain replacement or additional financing on acceptable terms or at all. In such event, we would not be able to continue our operations, which could result in the full loss of your investment in us. (See “Liquidity and Capital Resources” below for further details.)

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

Recently Enacted Accounting Pronouncements

In September 2006, FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets for the fiscal year ending after December 15, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. We do not believe that the adoption of FAS 158 will have a material effect on our financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe that the adoption of SAB 108 will have a material effect on our financial statements.

In September 2006, FASB issued FAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. We do not believe that the adoption of FAS 157 will have a material effect on our financial statements.

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

From July 2005 through September 2006 we issued six 10% convertible promissory notes, of one which one convertible promissory note for $500,000 was issued to Venturetec, Inc. and five convertible promissory notes totaling $5,500,000 were issued to US Venture 05, Inc.

In March 2005, we finalized the terms of a preferred stock financing with Friedli Corporate Finance, which consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. The Series C convertible preferred stock has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company. Associated with the preferred stock financing we have received $2,500,000 and issued 625,192 shares of Series C convertible preferred stock to InVenture, Inc., US Venture 05, Inc. and Venturetec, Inc., none of which was received during the nine months ended September 30, 2006.

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

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., whereby Mr. Friedli provides us with financial consulting services and investor relations advice. Pursuant to the most recent renewed agreement, which is scheduled to expire in November 2008, Friedli Corporate Finance, Inc. is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In connection with his continued support of the business and his assistance with fundraising, on December 8, 2003, Peter Friedli was issued 345,000 warrants with an exercise price of $0.50 and an expiration date of December 8, 2007. From May 2003 through June 30, 2006, Friedli Corporate Finance was paid a total of $1,915,000 for services provided in securing funds associated with the convertible promissory notes and the preferred stock financing, of which $100,000 was paid during 2006. Friedli Corporate Finance, Inc. has indicated us that these fees may be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort. In July 2006 we agreed to pay Peter Friedli up to $350,000, of which $50,000 was paid in September 2006, for his services provided to us in connection with fund raising activities. This fee may also be distributed to a number of third party banks, affiliated entities and individuals who assist in the financing efforts.

Through September 30, 2006, as a non-employee member of our Board of Directors, Peter Friedli has received 100,000 shares of our common stock and 90,000 options.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended September 30, 2006 and 2005.

Revenue. Total revenue for the three months ended September 30, 2006 was $1,762,000, an increase of $443,000, or 34%, from $1,319,000 for the same period in 2005. As noted below, this increase in total revenue was primarily the result of the increase in revenues from both our interactive database marketing division and ConsumerREVIEW.com division.

Our Interactive Database Marketing division contributed $1,098,000 in product sales revenue for the three months ended September 30, 2006, an increase of $366,000 from the same period in 2005. Although the number of clients that generated revenue for each quarter was the same, the two largest customers for the three months ended September 30, 2006 generated $849,000 of the division’s revenue, while the two largest customers for the three months ended September 30, 2005 generated $451,000. During 2005 and through the third quarter of 2006, we continued to change the makeup of our sales force, hiring new sales personnel whose background and experience we believe are better suited to positively impact revenues. The shift in sales personnel and the time needed to integrate a new sales force into the organization resulted in reduction of new sales pipeline activity 2005. As we continue to build and integrate the new sales force, we may continue to experience delays and have uncertain results in this division.

Our Interactive Database Marketing division’s royalties for the three months ended September 30, 2006 were $10,000 higher than the same period last year. Royalties are associated with the April 2005 settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving royalties based upon future revenue that Coupons, Inc. earns relating to the patents licensed to them. (See “Item 1 – Legal Proceedings, for further details.)

The ConsumerREVIEW.com division generated $651,000 in revenue for the three months ended September 30, 2006, an increase of $67,000 from the same period in 2005. Advertising revenue was up by $123,000 due to the addition of new advertising customers, while e-commerce related revenue was down by $56,000.

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

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including related personnel costs, depreciation of servers, network and hosting charges, content costs and revenue share payments. The $761,000 in cost of revenue for the three months ended September 30, 2006 was a decrease of $9,000, or 1%, over the $770,000 for the three months ended September 30, 2005.

Although our cost of revenue will fluctuate based on future revenue activity, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred, as the costs do not meet the criteria to be capitalized. Product development expenses exclusive of stock-based compensation of $9,076 and $7,296 for the three months ended September 30, 2006 and 2005, respectively, decreased by $9,000, or 4%, to $230,000 for the three months ended September 30, 2006, compared to $239,000 for the three months ended September 30, 2005.

Our product development expenses are expected to remain at current levels, as we do not expect to significantly increase the number of personnel or incur additional product development related expenses.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as executive officers. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses exclusive of stock-based compensation of $24,503 and $34,402 for the three months ended September 30, 2006 and 2005, respectively, decreased by $139,000, or 14%, to $847,000 for the three months ended September 30, 2006, compared to $986,000 for the three months ended September 30, 2005. This decrease can primarily be attributed to the lower rent expense of approximately $100,000 resulting from the renewal for the Maryland office lease for less space.

We expect that our general and administrative expenses will stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses exclusive of stock-based compensation of ($3,024) and $11,744 for the three months ended September 30, 2006 and 2005, respectively, decreased by $16,000, or 5%, to $310,000 for the three months ended September 30, 2006, compared to $326,000 for the three months ended September 30, 2005.

Our sales and marketing expenses are expected to stay at or near the current levels in future periods in the near term until future business conditions warrant increasing these costs to support growth.

Stock-based Compensation. Stock-based compensation expense of approximately $31,000 for the three months ended September 30, 2006 represents our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Stock-based compensation expense of approximately $53,000 for the three months ended September 30, 2005 consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.

Other Income. Other income for the three months ended September 30, 2006 and 2005 was $125,000 for each period. Other income relates to payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we are receiving an aggregate of $1 million dollars over a two-year period. (See “Item 1 – Legal Proceedings, for further details.) This income is being recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense primarily consists of interest related to convertible promissory notes and financing fee amortization. Interest expense of $312,000 for the three months ended September 30, 2006 was $139,000 higher than the interest expense for the three months ended September 30, 2005. This increase is the effect of the higher interest and financing fee amortization resulting from the higher amount debt held during the three months ended September 30, 2006.

Net loss. Net loss of $602,000 for the three months ended September 30, 2006 was $500,000 less than the net loss of $1,102,000 for the three months ended September 30, 2005. As described above, revenue was higher by $443,000, operating expenses/income was lower by $197,000 and interest expense was higher by $139,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Interactive Database Marketing division and improved user experience in some of our ConsumerREVIEW.com division sites, as described above, as well as constant operating costs.

The following presents our financial position and results of operations as of and for the nine months ended September 30, 2006 and 2005.

Revenue. Total revenue of $4,592,000 for the nine months ended September 30, 2006 was $275,000 or 6% higher than the $4,317,000 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, the Interactive Database Marketing division contributed $2,682,000 and $2,693,000, respectively, in product sales revenue, a decrease of $11,000. In addition, the Interactive Database Marketing division’s royalties for the nine months ended September 30, 2006 were higher by $44,000. The ConsumerREVIEW.com division generated $1,863,000 in revenue for the nine months ended September 30, 2006, an increase of $242,000 from the same period in 2005. Advertising revenue was higher by $444,000 and e-commerce related revenue was lower by $201,000.

Cost of Revenue. Cost of revenue of $2,335,000 for the nine months ended September 30, 2006 was higher by $107,000 or 5% when compared to the $2,228,000 for the nine months ended September 30, 2005.

Product Development. Product development expenses, exclusive of stock-based compensation of $27,891 and $17,448 for the nine months ended September 30, 2006 and September 30, 2005, respectively, decreased by $34,000 or 5% to $698,000 for the nine months ended September 30, 2006, compared to $732,000 for the nine months ended September 30, 2005.

General and Administrative. General and administrative expenses of $2,624,000, exclusive of stock-based compensation of $89,087, for the nine months ended September 30, 2006 was lower by $479,000 or 15% when compared to $3,103,000, exclusive of stock-based compensation of $83,827, for the nine months ended September 30, 2005. Approximately $276,000 of this decrease is attributable to the September 2005 renewal of our Bethesda, Maryland office lease for less space. In addition, the second quarter of 2006 included a reversal of a $250,000 accrual recorded in 2001 associated with a legal settlement. The accrual was reversed because the payment of the amount was no longer deemed probable.

Sales and Marketing. The $1,040,000 in sales and marketing expenses, exclusive of stock-based compensation of $77, for the nine months ended September 30, 2006, was $6,000 or 1% higher than the $1,034,000 in sales and marketing expenses, exclusive of stock-based compensation of $33,766, for the nine months ended September 30, 2005.

Stock-based Compensation. Stock-based compensation expense of approximately $117,000 for the nine months ended September 30, 2006 represents our adoption of the “modified prospective” method of FAS 123(R), while stock-based compensation expense of approximately $135,000 for the three months ended September 30, 2005 consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.

Interest Expense. Interest expense of $1,026,000 for the nine months ended September 30, 2006 was $289,000 higher than the interest expense of $737,000 for the nine months ended September 30, 2005. This increase is the net effect of the higher interest expense associated with the higher value of debt outstanding during the nine months ended September 30, 2006, offset by the combined effect of the March 2005 reversal of accrued interest on convertible promissory notes that were exchanged for Series C convertible preferred stock and the accelerated amortization of the deferred financing fees associated with the exchanged convertible promissory notes.

Net loss. Net loss of $2,867,000 for the nine months ended September 30, 2006 was lower by $572,000 when compared to a net loss of $3,439,000 for the nine months ended September 30, 2005. As previously noted above, total revenue was higher by $275,000, total operating expenses were lower by $585,000 and interest expense was higher by $289,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through December 31, 2000, we funded our operations primarily from the private sale of our convertible preferred stock and common stock, as well as our initial public offering on the SWX Swiss Exchange. Through these financing activities, we raised net proceeds of approximately $82.5 million through December 2000. In late 2001, we closed a rights offering in which we received approximately $22.2 million in net proceeds.

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

From July 2005 through September 2006 we issued six 10% convertible promissory notes totaling $6,000,000.

On September 30, 2006, we held $4195,000 in cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2006 was $1,105,000, a decrease of $1,830,000 over the $2,935,000 for the nine months ended September 30, 2005. Net losses adjusted to reconcile to net cash used in operating activities was $1,877,000 for the nine months ended September 30, 2006, while for the nine months ended September 30, 2005 it was $1,620,000, an increase in net loss of $257,000. For the nine months ended September 30, 2006 accounts receivable and other receivables increased by $257,000, while for the nine months ended September 30, 2005 it decreased by $565,000. Accounts payable and accrued expenses and other liabilities increased by $568,000 for the nine months ended September 30, 2006, while they decreased by $2,078,000 for the nine months ended September 30, 2005. The increase in accounts payable and accrued expenses and other liabilities for the nine months ended September 30, 2006 is primarily related to the accruals for interest and final payment fees associated with the convertible promissory notes. The large decrease in accounts payable and accrued expenses and other liabilities for the nine months ended September 30, 2005 was largely attributable to payments and reversals of prior year’s bills associated with payment agreements with several professional service vendors and the reversal of accrued interest related to the exchange of convertible promissory notes for Series C convertible preferred stock that occurred in March 2005.

Investing activities for the nine months ended September 30, 2006 and 2005 was $329,000 and $36,000, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the nine months ended September 30, 2006, net cash provided by financing activities was $1,386,000. This represented $1,500,000 received from the issuance of a convertible promissory note, $41,000 received in association with the exercise of options, payments totaling $150,000 for debt issuance costs and payments totaling $5,000 for capital lease obligations. For the nine months ended September 30, 2005, the net cash provided by financing activities was $4,179,000. Approximately $4,251,000 related to funding, consisting of $2,000,000 received from the issuance of a convertible promissory note, $2,501,000 received from the issuance of Series C convertible preferred stock and $250,000 in payments for debt issuance costs. We also received $47,000 in association with the exercise of options and made payments of $118,000 under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the third quarter of 2007. This forecast is based on our plan to use the funds from the financing commitments described below.

Friedli Corporate Finance has provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. Of the $20 million commitment, $500,000 is remaining as of September 30, 2006. Of the $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We have borrowed $11 million of the $12 million available pursuant to these convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance that consists of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the nine months ended September 30, 2006, we issued three 10% convertible promissory note with principal balances totaling $1,500,000 and during the year ended December 31, 2005 we issued three 10% convertible promissory notes with principal balances totaling $4,500,000. See below for a schedule of our outstanding convertible promissory notes as of September 30, 2006:

Month Issued	Principal		Interest Rate	Final Payment Rate		Month Due
May-2003	$100,000		8%	10	%(1)	September-2007(3)
May-2003	$100,000		8%	10	%(1)	September-2007(3)
June-2003	$300,000		8%	10	%(1)	September-2007(3)
June-2003	$150,000		8%	10	%(1)	September-2007(3)
November-2003	$500,000		8%	10	%(1)	September-2007(3)
February-2004	$100,000		8%	10	%(1)	February-2007(4)
July-2005	$500,000		10%	—		September-2007(3)
September-2005	$1,000,000		10%	—		September-2007(3)
November-2005	$3,000,000		10%	8	%(2)	September-2007(3)
January-2006	$500,000		10%	—		September-2007(3)
June-2006	$500,000		10%	—		September-2007(3)
September-2006	$500,000		10%	—		September-2007

total	$7,250,000	(5)

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%).
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 16%).
(3)	Per an amendment to the convertible promissory note.
(4)	We are currently negotiating an extension to the maturity date of the convertible promissory note.
(5)	On October 13, 2006, subsequent to the end of the third quarter, we issued an additional convertible promissory note in the principal amount of $1,000,000, as is described in Part II, Item 5.

As of September 30, 2006, of the $20 million aggregate commitment, $500,000 is remaining, which is not sufficient to sustain operations through 2006. However, Friedli Corporate Finance has committed to providing our financing needs for 2006 and through the third quarter of 2007. We have not yet discussed the terms of the financing we need to sustain operations through 2006 and through the third quarter of 2007 with Friedli Corporate Finance. If Friedli Corporate Finance is unable or unwilling to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of September 30, 2006, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

On September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal sought over $1 million in compensatory damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, we removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of approximately $1.8 million. During trial proceedings held in January and February 2006, we withdrew our counterclaims and Trifocal reduced its damages claim to approximately $800,000, not including interest, statutory damages, attorneys’ fees or costs. At the close of trial proceedings, the Court found in our favor on $536,515 of Trifocal’s claims, and awarded Trifocal $50,937. In a subsequent decision of the Court on the remaining open issues, the Court found in our favor on all issues but the interest due on the original $50,937 award. The Court then entered judgment against the Company on April 19, 2006 for $83,417 (“Judgment”). The total amount of the Judgment, with interest and costs, of approximately $100,000 was paid in July 2006.

On November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. On April 25, 2005 the companies reached a settlement in which we will receive an aggregate of $1 million over two years (starting in May 2005), in exchange for the release of all claims raised in the suit, including claims of lost profits and past royalties. As part of the settlement, Coupons, Inc. has been granted a limited license to the two patents, pursuant to which the Company may receive royalty payments based on future revenue of Coupons, Inc. related to these patents. The $1 million is being recognized on a cash receipts basis due to the uncertainty as to its collection.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Promissory Note

On September 19, 2006, we issued a convertible promissory note in the principal amount of $500,000 to US Venture 05, Inc. (“US Venture 05”). These funds are being used to cover our normal operating costs. The terms of the note include, among other things:

•	a 10% interest rate;

•	a maturity date of September 30, 2007;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the our assets, including certain patents.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Convertible Promissory Note

On October 13, 2006, we issued a convertible promissory note in the principal amount of $1,000,000 to US Venture 05, Inc. (“US Venture 05”). These funds are being used to cover our normal operating costs. The terms of the note include, among other things:

•	a 4% interest rate;

•	a maturity date of September 30, 2007;

•	a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder; and

•	a security interest in substantially all of the our assets, including certain patents.

The note is subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, is senior in right of payment to all classes and series of the our capital stock, and is pari passu with any and all convertible debt securities issued by us.

Peter Friedli, a director and largest stockholder, serves as the President of US Venture 05 and as such may be deemed to beneficially own such shares. The terms of the Series C preferred stock in which the note is convertible are identical to the terms of the shares issued in 2005 that were part of the Series C preferred stock financing commenced on March 31, 2005, which is described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005. The $4 conversion price of the note is also the same as the purchase price of the shares of Series C preferred stock in such financing.

In consideration for arranging this financing, we paid Friedli Corporate Finance, Inc. a fee of $100,000.

The issuance of the convertible note was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act relating to transactions by an issuer not involving a public offering.

Amendment No.1 to $500,000 Convertible Promissory Note dated November 10, 2003

On October 16, 2006, Thomas Schmidheiny and the Company amended the $500,000 convertible promissory note to extend the maturity date of the note to September 30, 2007. All of the other terms and conditions of the note continue in full force and effect.

Amendment No.1 to $100,000 Convertible Promissory Note dated June 20, 2003

On October 16, 2006, Franca Segre and the Company amended the $100,000 convertible promissory note to extend the maturity date of the note to September 30, 2007. All of the other terms and conditions of the note continue in full force and effect.

Amendment No. 2 to $100,000 Convertible Promissory Note dated May 28, 2003

On October 17, 2006, Union Bancaire Privée and the Company amended the $100,000 convertible promissory note to extend the maturity date of the note to September 30, 2007. All of the other terms and conditions of the note continue in full force and effect.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Series C Preferred Stock of E-centives, Inc. as filed in the Office of the Secretary of State of Delaware on March 21, 2005 (incorporated herein by reference to Exhibit 3.1 to E-centives’ Current Report on Form 8-K filed on April 7, 2005).

4.1	Convertible Promissory Note dated September 19, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

4.2	Convertible Promissory Note dated October 13, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

10.1	Amendment No. 1 to Convertible Promissory Note between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2006).

10.2	Amendment No. 1 to Convertible Promissory Note between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 29, 2006).

10.3	Amendment No. 2 to Convertible Promissory Note between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 29, 2006).

10.4	Amendment No. 3 to Convertible Promissory Note between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.5	Amendment No. 4 to Convertible Promissory Note between E-centives, Inc. and Venturetec, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.6	Amendment No. 2 to Convertible Promissory Note between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.7	Amendment No. 2 to Convertible Promissory Note between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.8	Amendment No. 2 to Convertible Promissory Note between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.9	Amendment No. 2 to Convertible Promissory Note between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.10	Amendment No. 2 to Convertible Promissory Note between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.11	Amendment No. 1 to Convertible Promissory Note between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.12	Amendment No. 1 to Convertible Promissory Note between E-centives, Inc. and Thomas Schmidheiny, dated October 16, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

10.13	Amendment No. 1 to Convertible Promissory Note between E-centives, Inc. and Franca Segre, dated October 16, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

10.14	Amendment No. 2 to Convertible Promissory Note between E-centives, Inc. and Union Bancaire Privée, dated October 17, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006

E-CENTIVES, INC.

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)