Form 10KSB
period 2006-12-31
E CENTIVES INC
filed 2007-03-30
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended December 31, 2006

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

Issuer’s revenues for the fiscal year ended December 31, 2006: $ 6,502,073.

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the issuer’s common stock on the SWX Swiss Exchange as of March 26, 2007 was $7,703,911 (1).

(1)	Assumes an exchange rate of 1.2185 Swiss Francs per one U.S. Dollar as of March 26, 2007.

As of March 26, 2007, there were 62,554,506 shares of issuer’s common stock outstanding.

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

For financial information regarding our reportable segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 13 of the Notes to Financial Statements that begin on page F-7 of this annual report.

Of our total revenue of $6.5 million for the year ended December 31, 2006, one of our Interactive Database Marketing division customers, Reckitt Benckiser, contributed $1.8 million, or 28%, of our net revenue. This customer’s initial contract expired in October 2002 and the customer subsequently signed four annual renewal agreements, with the most recent renewal expiring on December 31, 2007. Although the percentage of our total revenue that this customer has contributed over the past three years has decreased, loss of this customer would have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Services

Interactive Database Marketing Division

For the years ended December 31, 2006, 2005 and 2004, the Interactive Database Marketing division generated 61%, 62% and 55%, respectively, of our total revenue. Approximately 47%, 50% and 41% of the division’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively, was generated from our contract with Reckitt Benckiser. Our principal products and services of the Interactive Database Marketing division include the Interactive Database Marketing System, the Promotions System, the E-mail Marketing System and related professional services.

During the year ended December 31, 2005 we began to receive royalties from licensing two of our patents related to the Interactive Database Marketing division. This was the result of the settlement of a lawsuit with Coupons, Inc. whereby we are being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of a settlement agreement. Royalties represented 1% and less than 1% of our total revenue for the years ended December 31, 2006 and 2005, respectively.

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

ConsumerREVIEW.com Division

For the years ended December 31, 2006, 2005 and 2004, the ConsumerREVIEW.com division generated 39%, 38% and 45%, respectively, of our revenues through its advertising and e-commerce related services. Our ConsumerREVIEW.com division is a source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit this division’s websites to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. On these websites, users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and are able to link to other sites where they can shop online. Our ConsumerREVIEW.com division’s revenues are primarily derived from online advertising and e-commerce referral fees.

Sales and Marketing

We seek to establish relationships with clients principally through our direct sales force, as well as working with advertising or promotional agencies to reach their clients. During 2006, we maintained sales personnel in the Washington, D.C., San Francisco and New York metropolitan areas, as well as in Florida.

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

We spent approximately $930,000 and $968,000 in 2006 and 2005 on research and development activities.

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

We expect competition to intensify as more competitors enter our markets. However, as referenced above, one of our most important assets is our intellectual property, which we believe will help offset some of the competitive pressures for certain of our offerings. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and managerial resources than we do. Many of our competitors also generate greater revenue and are better known than we are. They may compete more effectively and be more responsive to industry and technological change.

Employees

As of December 31, 2006, we employed a total of 43 employees, 41 of whom are full-time and based in the United States. None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our relationship with our employees is good.

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

To date, we have not been profitable. As of December 31, 2006, we had an accumulated deficit of approximately $147 million. We incurred net losses in 2006, 2005 and 2004 of $3.1 million, $4.3 million and $10.8 million, respectively. We may continue to incur losses and may never become profitable. If we cannot achieve operating profitability or positive cash flows from our operating activities, we may be unable to secure additional funding, our stock price may decline and we may be unable to continue our operations.

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

Approximately 28%, 31% and 22% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively, was derived from one of our Interactive Database Marketing division customers. Our most recent contract with this customer expires on December 31, 2007. While this customer has renewed its contract for the past five years, there can be no assurance that it will renew again. The loss of this client could be a material adverse effect on our business, financial condition, results of operations and cash flow.

If we are unable to obtain financing to fund our business we may be forced to cease operations.

We believe that future revenues and cash from our existing financing sources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2008. This forecast is based on our plan to use the funds from the financing commitment described below.

In September 2002 Friedli Corporate Finance, Inc., Belize provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. As of October 2006, none of the $20 million aggregate commitment remains. Friedli Corporate Finance, Inc., Belize subsequently committed to providing our financing needs for 2007. If Friedli Corporate Finance, Inc., Belize is unable to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover our operating costs, we will need to secure additional funds to continue operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our future expansion or to make acquisitions. We may not find any additional financing on acceptable terms or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

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

SAVVIS hosts our systems and provides us with communications links. The delivery of our services is substantially dependent on our ability and the ability of the provider to protect our computer hardware and network infrastructure against damage from, among other things:

•	human error;

•	fire and flooding;

•	power loss;

•	telecommunications failure; and

•	on-line or physical sabotage.

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

Our success depends in large part on the contributions of Kamran Amjadi, our Chairman and Chief Executive Officer and Mehrdad Akhavan, our President and Chief Marketing Officer and certain other key executives, whose understanding of our services, strategy and relationships would be extremely difficult to duplicate from outside our company. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flow. The Company does not have any key man life insurance policies.

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

We are, and will continue to be, controlled by our board members, who may approve corporate actions with which you may disagree. As of December 31, 2006, our Executive officers and Board of Directors beneficially owned directly or indirectly approximately 70% of our outstanding common stock. To the extent that these stockholders exercise their voting rights in concert, they may to be able to control most matters requiring stockholder approval, such as electing a majority of the directors and approving significant corporate matters, including a merger or sale of the business. The interest of these stockholders may at times conflict with the interests of our other stockholders.

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

We also maintain an office in California. In December 2004, we entered into an 8,000-square-foot office space lease in San Mateo, California. This lease was renewed in December 2006 and has monthly rent payments of approximately $16,000. This lease currently expires in December 2007.

ITEM 3 – LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of December 31, 2006, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

On September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal sought over $1 million in compensatory damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, we removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of approximately $1.8 million. During trial proceedings held in January and February 2006, we withdrew our counterclaims and Trifocal reduced its damages claim to approximately $800,000, not including interest, statutory damages, attorneys’ fees or costs. At the close of trial proceedings, the Court found in our favor on $536,515 of Trifocal’s claims, and awarded Trifocal $50,937. In a subsequent decision of the Court on the remaining open issues, the Court found in our favor on all issues but the interest due on the original $50,937 award. The Court then entered judgment against the Company on April 19, 2006 for $83,417 (the “Judgment”). The total amount of the Judgment, with interest and costs, of approximately $100,000 was paid in July 2006.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 12, 2006 for the purpose of considering and voting upon the following matters:

•	To elect four directors to our Board of Directors to serve until their successors have been duly elected and qualified.

•	To ratify the designation of BDO Seidman, LLP as independent registered public accounting firm.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions as to each of the matters set forth above.

MATTER DESCRIPTION	“FOR” Votes	“AGAINST” Votes	“WITHHELD” Votes	Abstentions
Election of Directors:
Kamran Amjadi	53,006,701	—	—
Mehrdad Akhavan	53,006,701	—	—
Peter Friedli	53,006,671	—	30
David Jodoin	53,006,701	—	—
Ratify BDO Seidman, LLP as our independent registered public accounting firm	53,006,701	—		—

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

PERIOD	SWISS FRANCS		US DOLLARS		EXCHANGE RATES
	HIGH	LOW	HIGH	LOW	HIGH	LOW
2005
Quarter ended March 31, 2005	CHF 0.52	CHF 0.43	$0.44	$0.37	0.8436	0.8592
Quarter ended June 30, 2005	CHF 0.51	CHF 0.43	$0.43	$0.35	0.8384	0.8213
Quarter ended September 30, 2005	CHF 0.48	CHF 0.40	$0.37	$0.32	0.7727	0.8096
Quarter ended December 31, 2005	CHF 0.43	CHF 0.34	$0.33	$0.26	0.7586	0.7766
2006
Quarter ended March 31, 2006	CHF 0.44	CHF 0.35	$0.34	$0.27	0.7367	0.7701
Quarter ended June 30, 2006	CHF 0.40	CHF 0.22	$0.31	$0.18	0.7776	0.8046
Quarter ended September 30, 2006	CHF 0.26	CHF 0.21	$0.21	$0.17	0.8177	0.8146
Quarter ended December 31, 2006	CHF 0.33	CHF 0.22	$0.26	$0.18	0.7889	0.8001

Holders

As of December 31, 2006, there were approximately 92 holders of record of our common stock.

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

Recent Sale and Issuance of Unregistered Securities

Options

During the year ended December 31, 2006, we granted options to purchase a total of 448,000 shares of common stock under our stock incentive plan to certain of our employees. During that period, 316,000 options were exercised and 837,250 options were cancelled due to the forfeiture of options resulting from employees leaving the Company.

Convertible Promissory Notes

We issued the following convertible promissory notes during the year ended December 31, 2006:

•	A 10% convertible promissory note with a principal amount of $500,000 and an amended maturity date of September 30, 2007 was issued on January 26, 2006.

•	A 10% convertible promissory note with a principal amount of $500,000 and an amended maturity date of September 30, 2007 was issued on June 15, 2006.

•	A 10% convertible promissory note with a principal amount of $500,000 and a maturity date of September 30, 2007 was issued on September 19, 2006.

•	A 4% convertible promissory note with a principal amount of $1,000,000 and a maturity date of September 30, 2007 was issued on October 13, 2006.

The terms of the convertible promissory notes include, among other things:

•	an interest rate of 10% or 4%, respectively;

•

a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share (The Series C convertible preferred stock into which the convertible promissory notes are convertible has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company.);

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

To date we have not been profitable, incurring net losses of $3.1 million and $4.3 million for the years ended December 31, 2006 and 2005, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

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

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005:

Revenue. Revenue increased by $485,000, or 8%, to $6,502,000 for the year ended December 31, 2006, compared to $6,017,000 for the year ended December 31, 2005.

The Interactive Database Marketing division’s revenue of $3,939,000 was higher by $215,000 and ConsumerREVIEW.com’s revenue of $2,563,000 was higher by $270,000 when compared to the prior year. ConsumerREVIEW.com’s increase in revenue can largely be attributed to the increase in the number and dollar amount of advertising contracts.

Approximately $40,000 of the $215,000 increase for the Interactive Database Marketing division relates to royalties associated with the settlement of our litigation with Coupons, Inc. Per the settlement, starting in mid 2005, we began receiving quarterly royalties based upon revenue that Coupons, Inc. earns relating to the patents licensed to them. (See “Item 3 – Legal Proceedings” for further details.)

To increase our future revenue, we are continuing to focus on acquiring new clients and increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network and hosting charges. For the year ended December 31, 2006, cost of revenue related expenses of $2,990,000 was only $8,000 higher than the $2,982,000 for the year ended December 31, 2005. Although network and hosting charges and personnel related costs were lower, content costs and outsourced consulting costs were higher.

Our cost of revenue will fluctuate based on future revenue activity; however, there are some fixed costs that will not change if revenue does not significantly increase or decrease. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $32,000 and $25,000 for years ended December 31, 2006 and 2005, decreased by $44,000, or 5%, to $899,000 for the year ended December 31, 2006, compared to $943,000 for the year ended December 31, 2005. There were no significant changes in the amounts and types of expenses for the year ended December 31, 2006 when comparing expenses to those for the year ended December 31, 2005.

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses, exclusive of stock-based compensation of approximately $106,000 and $112,000 for years ended December 31, 2006 and 2005, decreased $588,000, or 15%, to $3,419,000 for the year ended December 31, 2006 when compared to $4,007,000 for the year ended December 31, 2005.

Approximately $276,000 of this decrease is attributable to the September 2005 renewal of our Bethesda, Maryland office lease for less space. In addition, the second quarter of 2006 included a reversal of a $250,000 accrual recorded in 2001 associated with a legal settlement. The accrual was reversed because the payment of the amount was deemed remote.

We expect that our general and administrative expenses will stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $3,000 and $46,000 for years ended December 31, 2006 and 2005, was $1,280,000 for the year ended December 31, 2006. These expenses were lower by $162,000, or 11%, when compared to $1,442,000 for the year ended December 31, 2005. A large portion of the expense can be attributed to the Interactive Database Marketing division having fewer sales personnel during 2006.

We expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $140,000 for the year ended December 31, 2006 represents our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Stock-based compensation expense of approximately $182,000 for the year ended December 31, 2005 consists of the difference between the fair value of our common stock and the exercise price of certain performance-based options prior to the measurement date and the difference between the estimated fair value of our common stock and the exercise price of stock options issued to employees recognized ratably over the vesting period.

Other Income. Other income for the years ended December 31, 2006 and 2005 was $500,000 and $333,000, respectively. Other income represents payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, starting in May 2005, we are receiving an aggregate of $1 million dollars over a two year period. (See “Item 3 – Legal Proceedings, for further details.) This income is being recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense primarily consists of interest related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $1,383,000 for the year ended December 31, 2006 was $313,000 higher than the interest expense of $1,070,000 for the year ended December 31, 2005. This increase is the effect of the higher interest and financing fee amortization resulting from the higher amount of debt held during the year ended December 31, 2006.

Net Loss. Net loss decreased by $1.2 million to $3.1 million for the year ended December 31, 2006, compared to $4.3 million for the year ended December 31, 2005. This is the combined effect of higher revenue of $485,000, a decrease in operating costs of $829,000, an increase in other income of $167,000 and higher interest expense of $313,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Interactive Database Marketing division and improved user experience in some of our ConsumerREVIEW.com division sites, as well as constant operating costs

Liquidity and Capital Resources

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

In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, Inc., Belize that consisted of an offering of shares of a newly created series of preferred stock designated Series C convertible preferred stock. From March 2005 through June 2005 we received $2,500,000 in new funding and issued 625,192 shares of Series C convertible preferred stock as part of the Series C preferred stock financing. On March 31, 2005 convertible promissory notes totaling $9,750,000, along with associated accrued interest, were exchanged for Series C convertible preferred stock.

From July 2005 through December 2005 we issued three 10% convertible promissory notes with principal balances totaling $4,500,000 and during the year ended December 31, 2006 we issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and one 4% convertible with a principal value of $1,000,000.

On December 31, 2006, we held $586,000 in cash and cash equivalents. Cash used in operating activities for the year ended December 31, 2006 was $1.8 million, a decrease of $2.8 million over the $4.6 million for the year ended December 31, 2005.

Investing activities for the year ended December 31, 2006 used $340,000, while investing activities for the year ended December 31, 2005 used $1,877,000. Cash used in investing activities for the year ended December 31, 2006 reflected the purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2005 included $1,872,000 in transaction compensation for the patent related to the BrightStreet.com acquisition, $79,000 for the purchase of property and equipment and a decrease in restricted cash of $70,000 due to the return of the security deposit associated with prior lease for the Bethesda, MD office lease.

For the year ended December 31, 2006, net cash provided by financing activities of $2.3 million reflects the $2.5 million in funding associated with issuance of convertible promissory notes, $41,000 from the exercise of options, offset by $250,000 in debt issuance costs and $5,000 in payments for capital lease obligations. The net cash provided by financing activities of $6.7 million for the year ended December 31, 2005 reflects $5.4 million in funding associated with issuance of convertible promissory notes, $2.5 million in proceeds from the issuance of Series C convertible preferred stock and $48,000 received from the exercise of stock options. These proceeds were offset by $750,000 in debt issuance costs, a payment of $400,000 in debt and $123,000 in payments for capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the first quarter of 2008. This forecast is based on our plan to use the funds from the financing commitment described below.

In September 2002, Friedli Corporate Finance, Inc., Belize provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. As of October 2006, we had used the $20 million commitment. Friedli Corporate Finance, Inc., Belize subsequently committed to provide our financing needs for 2007.

Of the September 2002 $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We borrowed $11 million of the $12 million available pursuant to the convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, Inc., Belize that consisted of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the year ended December 31, 2005 we issued three 10% convertible promissory notes with principal balances totaling $4,500,000 and during the year ended December 31, 2006 we issued three 10% convertible promissory note with principal balances totaling $1,500,000 and one 4% convertible promissory note with a principal balance of $1,000,000. See below for a schedule of our outstanding convertible promissory notes as of December 31, 2006:

Month Issued	Principal	Interest Rate	Final Payment Rate	Month Due
May-2003	$100,000	8%	10% (1)	September-2007 (3)
May-2003	$100,000	8%	10% (1)	September-2007 (3)
June-2003	$300,000	8%	10% (1)	September-2007 (3)
June-2003	$150,000	8%	10% (1)	September-2007 (3)
November-2003	$500,000	8%	10% (1)	September-2007 (3)
February-2004	$100,000	8%	10% (1)	February-2007 (4)
July-2005	$500,000	10%	—	September-2007 (3)
September-2005	$1,000,000	10%	—	September-2007 (3)
November-2005	$3,000,000	10%	8% (2)	September-2007 (3)
January-2006	$500,000	10%	—	September-2007 (3)
June-2006	$500,000	10%	—	September-2007 (3)
September-2006	$500,000	10%	—	September-2007
October-2006	$1,000,000	4%	—	September-2007

Total	$8,250,000

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%).
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 16%).
(3)	Per an amendment to the convertible promissory note.
(4)	We are currently negotiating an extension to the maturity date of the convertible promissory note.

If Friedli Corporate Finance, Inc., Belize is unable or unwilling to fulfill its remaining financing commitment to us or we are not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If our future revenues do not increase significantly to a level sufficient to cover our operating costs, we will continue to need to raise additional funds to continue operations. We do not know when, if ever, our future revenues will reach a level sufficient to cover operating expenses. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

Critical Accounting Policies

E-centives’ financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 of the Notes to the Financial Statements, which notes begin on page F-8.

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

Our critical accounting policies are as follows:

Revenue Recognition

Interactive Database Marketing Division: The Interactive Database Marketing division, which represented 61% and 62% of our revenue for the years ended December 31, 2006 and 2005, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

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

ConsumerREVIEW.com Division: ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 39% and 38% of our total revenue for years ended December 31, 2006 and 2005, respectively.

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

Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of approximately $25,000 and $14,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, our accounts receivable balance was approximately $2 million, net of allowance for doubtful accounts of approximately $74,000.

Stock-Based Compensation

At December 31, 2006, the Company had one stock-based employee compensation plan. Through December 31, 2005, as permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, the Company elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Beginning January 1, 2006, the company adopted FAS 123(R) using the modified-prospective method, and as such, prior periods have not been restated. Compensation expense is recognized over the requisite service period.

Impairment of long-lived and amortizable intangible assets

We perform an on-going analysis of the recoverability of our long-lived and amortizable intangible assets and, for the year ended December 31, 2006, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived and amortizable intangible assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment. However, such impairment conditions considered are the ability to maintain financial performance objectives, access to new markets and customers, overall market conditions, as well as the value of new contracts. We recorded no impairment charges during 2006 and 2005.

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

Impairment of Goodwill and intangible assets with indefinite useful lives

We adopted the provisions of FAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested, at least annually, for impairment. We continually evaluate whether events and circumstances that have occurred that indicate that the remaining value of any goodwill and/or intangible assets with indefinite useful lives may not be recoverable. At December 31, 2006, we had no goodwill or intangible assets with indefinite useful lives.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, our contractual obligations and commercial commitments, which consist of future minimum lease payments under non-cancelable leases and short-term debt, are as follows:

Contractual Obligations	less than 1 year	1-3 years	after 3 years	total
capital lease obligations	$—	$—	$—	$—
operating lease obligations	391,380	152,875	—	544,255
short-term debt (1)	10,425,974	—	—	10,425,974

total	$10,817,354	$152,875	$—	$10,970,229

(1)	Includes approximately $1,321,000 in interest and $855,000 in final payment fees.

Lease Obligations

As of December 31, 2006 we are not obligated under any capital leases, but we did have several capital leases for certain computer and office equipment that expired in early 2006. Payments under capital leases were approximately $5,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively. We are obligated under non-cancelable operating leases for office space in Maryland and California, which expire in September 2008 and in December 2007, respectively. Rent expense under operating leases was approximately $341,000 and $618,000 for the years ended December 31, 2006 and 2005, respectively.

Short-Term Debt

As of December 31, 2006, we had $8,250,000 in short term debt relating to the principal balance associated with one 4% convertible promissory note issued in October 2006, six 10% convertible promissory notes issued during July 2005 through September 2006 and six 8% convertible promissory notes issued during May 2003 through February 2004.

The terms of the 4% and 10% convertible promissory notes include, among other things:

•	an interest rate of 4% or 10%, respectively;

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

One of the 10% convertible promissory notes has a one-time final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 16%).

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

¡	The conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by us).

¡

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of December 31, 2006 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2235 CHF per one U.S. Dollar as of December 31, 2006), the aggregated number of shares issued upon such conversion would be approximately 764,700.

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of the our assets.

If we hold the convertible promissory notes that have one-time final payment charges to maturity, a final payment charge of $855,000 will be due.

As of December 31, 2006, we had accrued interest of approximately $771,000 and accrued final payment fees of approximately $640,000 associated with all outstanding convertible promissory notes.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

ITEM 7 – FINANCIAL STATEMENTS

Our Financial Statements are set forth starting on page F-1 of this annual report.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	– CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Exchange Act) as of December 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as noted below, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner.

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

Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously discussed, the Company intends to take necessary steps to address certain reportable conditions noted above while enhancing and improving its internal controls and procedures.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table presents information about each of our executive officers, key employees and directors as of December 31, 2006.

Name	Age	Position(s) with Company
Kamran Amjadi	43	Chief Executive Officer and Chairman
Mehrdad Akhavan	43	Chief Marketing Officer, President, Secretary and Director
Tracy Slavin	37	Chief Financial Officer
John Hoffman	47	Vice President of Network Operations
Amori Langstaff	35	Vice President of Client Services
Peter Friedli	53	Director
David Jodoin	42	Director

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

Peter Friedli co-founded our business in August 1996. Mr. Friedli was elected to our Board of Directors in October 1996. Mr. Friedli has been the principal of Friedli Corporate Finance, Inc., Belize, a venture capital firm, since its inception in 1986. Prior to joining Friedli Corporate Finance, Inc., Belize, Mr. Friedli worked as an international management consultant for service and industrial companies in Europe and the U.S. Mr. Friedli also serves as the President of New Venturetec, Inc., a publicly traded Swiss venture capital investment company and currently serves as a Director of Osiris Therapeutics a publicly traded biotech company. He also serves as a Director in certain private companies.

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

Board of Directors

As of December 31, 2006, our Board of Directors consisted of Kamran Amjadi, Mehrdad Akhavan, Peter Friedli and David Jodoin, with Mr. Amjadi serving as Chairman of the Board.

Compensation Committee: The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The Compensation Committee also administers our various incentive compensation, stock and benefit plans. As of December 31, 2006, the Compensation Committee consisted of Mr. Friedli.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on review of the copies of reports under Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all executive officers, directors and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements.

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

ITEM 10 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation for the year ended December 31, 2006 for our Chief Executive Officer and our other executive officers as of December 31, 2006, and two other most highly compensated employees for the year ended December 31, 2006 (collectively, the “Named Executive Officers”).

Name and Principal Position(s)	Year	Salary	Option Awards (1)	Total Compensation
Kamran Amjadi	2006	$250,000	$—	$250,000
Chief Executive Officer and Chairman
Mehrdad Akhavan	2006	$200,000	$—	$200,000
Chief Marketing Officer, President, Secretary and Director
Tracy Slavin	2006	$149,995	$44,713	$194,707
Chief Financial Officer
John Hoffman	2006	$150,000	$11,250	$161,250
Vice President of Network Operations
Amori Langstaff	2006	$150,000	$36,375	$186,375
Vice President of Client Services

(1)	Amounts shown in this column are based on the accounting expense for the corresponding year related to stock option awards made in that year and in prior periods. The assumptions used to calculate the accounting expense recognized are set forth in Note 11 of the Notes to Financial Statements that begin on page F-7 of this annual report.

Grants of Plan-Based Awards Table

There were no grants of plan-based awards to any of our Named Executive Officers during the year ended December 31, 2006.

Compensation Discussion and Analysis

Our compensation policies are designed to attract, motivate and retain experienced and qualified executives, increase the Company’s overall performance, increase stockholder value and enhance the performance of individual executives.

The Compensation Committee seeks to provide competitive salaries based upon individual performance together with annual cash bonuses awarded based on the Company’s overall performance relative to corporate objectives, taking into account individual contributions, teamwork and performance levels. In addition, it is Company policy to grant stock options to executives upon their commencement of employment and thereafter as determined by the Compensation Committee in order to strengthen the alliance of interest between such executives and our stockholders and to give executives the opportunity to reach the top compensation levels of the competitive market depending on the Company’s performance, as reflected in the market price of our common stock.

The following describes in more specific terms the elements of compensation that implement the Compensation Committee’s compensation policies, with specific reference to compensation reported for 2006.

Base Salaries. Base salaries of executives are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual, and the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at peer companies in the our geographic region. The Compensation Committee reviews the base salaries of executive officers based upon, among other things, individual performance and responsibilities.

The Chief Executive Officer recommends annual salary adjustments by evaluating the performance of each executive officer after considering new responsibilities and the previous year’s performance and the financial health of the Company. The Compensation Committee performs the same review when evaluating the performance of the Chief Executive Officer. Individual performance ratings take into account such factors as achievement of specific goals that are driven by the Company’s strategic plan and attainment of specific individual objectives.

Bonuses. The Compensation Committee may award bonuses to its executive officers that are based on both corporate and individual performance, as well as the financial health of the Company. The corporate performance factors include, among other things, revenue and earnings targets established in the Company’s annual budget. The Company decided not to issue any bonuses to its executives for the year ended December 31, 2006, primarily due to the fact that the Company continued to require external funding. This decision does not reflect future decisions on bonus payments as other factors may weigh more prominently in the future.

Stock Based Compensation. Another component of executive officers’ compensation consists of awards under the our Amended and Restated Stock Option and Incentive Plan, pursuant to which we grant executive officers and other key employees options to purchase shares of common stock.

The Compensation Committee grants stock options to executives in order to align the interests of those executives with the interests of the stockholders. Stock options are considered by the Compensation Committee to be an effective long-term incentive because the executives’ gains are linked to increases in the value of the common stock, which in turn results in stockholder gains. The Compensation Committee generally grants options to new executive officers and other employees upon their commencement of employment and thereafter as determined by the Compensation Committee. The options generally are granted at an exercise price equal to the closing market price of the common stock on the trading day of the date of grant. Options granted typically vest over a period of four years following the date of grant. The maximum option term is ten years. The full benefit of the options is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for our stockholders through appreciation of stock price. Management believes that stock options have been helpful in attracting and retaining skilled executive personnel.

The Company decided not to issue any options to its executives for the year ended December 31, 2006, primarily due to the fact that the Company continued to require external funding. This decision does not reflect future decisions on option grants as other factors may weigh more prominently in the future.

Other. The Company has a tax-qualified employee savings plan, which covers all of its employees. Eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service’s annual contribution limit. The 401(k) plan permits the Company to make additional discretionary matching contributions on behalf of all participants in the 401(k) plan in an amount determined by the Company, although it currently does not do so. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986 so that contributions by employees or by the Company to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions made by the Company, if any, will be deductible by the Company when made.

Chief Executive Officer Compensation. The executive compensation policy described above is applied in setting the Chief Executive Officer’s compensation. The Chief Executive Officer’s compensation generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, the compensation consists of an annual base salary, a potential annual cash bonus and, potentially, long-term equity-linked compensation in the form of stock options. The Compensation Committee’s general approach in establishing the Chief Executive Officer’s compensation is to be competitive with peer companies, but to have a percentage of his target compensation based upon certain performance criteria and targets established in the Company’s strategic plan.

Outstanding Equity Awards at Fiscal Year End Table

The following table presents information with respect to stock options held by each of our Named Executive Officers as of December 31, 2006. The Company has not issued any stock awards.

Option Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price		Option Expiration Date
	Exercisable	Unexercisable
Kamran Amjadi	100,000 275,000 2,611,791	— — —	$ $ $	2.50 13.00 0.13	07/27/2007 07/27/2007 07/27/2007
Mehrdad Akhavan	100,000 275,000 1,868,256	— — —	$ $ $	2.50 13.00 0.13	05/14/2009 06/30/2010 10/07/2012
Tracy Slavin	15,000 11,250 76,250	— — 152,500	$ $ $	6.50 0.13 0.13	10/03/2010 10/07/2012 06/21/2014
John Hoffman	20,000 100,000	— —	$ $	0.55 0.13	12/12/2011 10/07/2012
Amori Langstaff	5,000 100,000 75,000	— — 75,000	$ $ $	6.50 0.13 0.13	03/12/2010 10/07/2012 06/21/2014

Option Exercises and Stock Vested Table

During the year ended December 31, 2006, no stock options were exercised by any of the Named Executive Officers and as we do not grant any stock awards, there were no stock awards that vested.

Potential Payments upon Termination or Change in Control

There are no potential payments upon termination or a change in control of the Company for any of our Named Executive Officers.

Director Compensation

We do not currently compensate our directors who are also employees. Each non-employee director is currently reimbursed for reasonable travel expenses for each board meeting attended. In 2006, David Jodoin received 50,000 shares of our common stock for his appointment to the Board of Directors. Future year’s compensation for non-employee directors has not yet been decided.

The following tables set forth the compensation for the year ended December 31, 2006 and the aggregate number of equity awards outstanding at December 31, 2006 for our non-employee directors as of December 31, 2006.

Director Compensation Table

Name	Stock Awards		Total
Peter Friedli	$—		$—
David Jodoin	$11,000	(1)	$11,000

(1)	David Jodoin was awarded 50,000 shares of our common stock for service on our board of directors. The value was determined using the closing market price of $0.22 on the date of grant.

Outstanding Director Equity Awards at Fiscal Year-End Table

Name	Stock Option Awards (exercisable/unexercisable)
Peter Friedli	90,000/—
David Jodoin	—/—

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of common stock as of January 31, 2007:

•	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of our outstanding common stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each person identified is c/o E-centives, Inc., 6901 Rockledge Drive, 6th Floor, Bethesda, Maryland 20817.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a stockholder vote. The persons named in this table have sole voting power for all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after January 31, 2007 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name	Number	Percent of Class
Kamran Amjadi (1)	4,582,791	7.0
Mehrdad Akhavan (2)	2,903,256	4.5
David Jodoin	50,000	*
Peter Friedli (3)	63,829,721	65.8
Venturetec, Inc. (4)	19,282,253	26.5
c/o Friedli Corporate Finance
Freigutstrasse 5
8002 Zürich, Switzerland
New Venturetec AG (5)	19,282,253	26.5
c/o Friedli Corporate Finance
Freigutstrasse 5
8002 Zürich, Switzerland
InVenture, Inc. (6)	25,898,477	33.9
c/o Friedli Corporate Finance
Freigutstrasse 5
8002 Zürich, Switzerland
US Venture 05, Inc. (7)	3,750,000	5.7
c/o Friedli Corporate Finance
Freigutstrasse 5
8002 Zürich, Switzerland
Bank J Vontobel & Co AG	5,000,000	8.0
Bahnhofstrasse 3
8002 Zurich, Switzerland
Tracy Slavin (8)	102,000	*
John Hoffman (9)	120,000	*
Amori Langstaff (10)	180,000	*
Executive officers and directors as a group (5 persons) (11)	71,468,268	69.9

*	Less than 1% of the outstanding shares of common stock.
(1)	Includes 2,986,791 shares issuable upon exercise of vested stock options.
(2)	Includes 2,243,256 shares issuable upon exercise of vested stock options.
(3)	Includes 90,000 shares issuable upon exercise of vested stock options, 1,907,000 shares issuable upon exercise of warrants and 32,399,860 shares issuable upon conversions of Series C preferred stock held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants held by entities over which Mr. Friedli has control, as follows: InVenture, Inc. — 11,983,337 shares of common stock and 13,915,140 shares issuable upon conversions of Series C preferred stock; Joyce, Ltd. — 235,000 shares of common stock; Pine Inc. — 291,000 shares of common stock and 137,000 shares issuable upon the exercise of warrants; Nikatech, Inc. — 165,383 shares of common stock; Spring Technology Corp. — 177,520 shares of common stock; USVentech — 145,750 shares of common stock; US Venture 05, Inc. — 3,750,000 shares issuable upon conversions of Series C preferred stock and Venturetec, Inc. — 9,035,263 shares of common stock, 1,000,000 issuable on exercise of warrants and 9,246,990 shares issuable upon conversions of Series C preferred stock. Mr. Friedli has sole voting and investment power with respect to 13,747,338 shares and shared voting and investment power with respect to 50,082,383 shares. See “Item 12—Certain Relationships and Related Transactions” for a description of Mr. Friedli’s relationships with these entities.
(4)	Includes 9,035,263 shares of common stock, 1,000,000 issuable on exercise of warrants and 9,246,990 shares issuable upon conversions of Series C preferred stock.
(5)	Includes 9,035,263 shares of common stock, 1,000,000 issuable on exercise of warrants and 9,246,990 shares issuable upon conversions of Series C preferred stock held by Venturetech, Inc. New Venturetec AG may be deemed to control Venturetec, Inc. by virtue of its ownership of 100% of Venturetec, Inc.’s capital stock and its corresponding right to elect Venturetec, Inc.’s directors, and, therefore, our capital stock owned by Venturetec, Inc. may also be deemed to be beneficially owned by New Venturetec, Inc. New Venturetech AG has shared voting and investment power with respect to 10,035,263 shares.
(6)	Includes 13,915,140 shares issuable upon conversions of Series C preferred stock.
(7)	Includes 3,750,000 shares issuable upon conversions of Series C preferred stock.
(8)	Includes 102,000 shares issuable upon exercise of vested stock options.
(9)	Includes 120,000 shares issuable upon exercise of vested stock options.
(10)	Includes 180,000 shares issuable upon exercise of vested stock options.
(11)	Includes 5,422,547 shares issuable upon exercise of vested stock options, 1,907,000 shares issuable upon exercise of warrants and 32,399,860 shares issuable upon conversions of Series C preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

Below is information as of December 31, 2006 with respect to compensation plans under which equity securities are authorized for issuance.

	A		B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	6,630,130	(2)	$1.34	14,249,897	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	6,630,130			14,249,897

(1)	Plans approved by stockholders include the Amended and Restated Stock Incentive and Option Plan.
(2)	90,000 options were granted to Peter Friedli, one of our directors, as compensation for a non-employee member of our Board of Directors.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Peter Friedli, one of our stockholders and Directors, has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Nikatech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President and a controlling stockholder of Friedli Corporate Finance, Inc., Belize. Mr. Friedli engaged in a number of transactions with us, both directly and through companies with which he has affiliations, as follows:

Funding Commitment and Promissory Notes. In September 2002, Friedli Corporate Finance, Inc., Belize committed to provide us with a capital infusion of up to $20 million for continued operations and future business expansion purposes. As of October 2006, none of the $20 million aggregate commitment remains. Friedli Corporate Finance, Inc., Belize subsequently committed to providing our financing needs for 2007.

During the year ended December 31, 2006, we issued three 10% convertible promissory notes with principal amounts totaling $1,500,000 and one 4% convertible promissory note with a principal amount of $1,000,000 to US Venture 05, Inc.

The terms of the convertible promissory notes include, among other things:

•	an interest rate of 10% or 4%, respectively;

•

a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

¡

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

Consulting Agreement. In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., Belize, whereby Mr. Friedli provides us with financial consulting services and investor relations advice. There have been subsequent renewal agreements, with the most recent renewal being signed in November 2006, extending the agreement until November 2008. Pursuant to this agreement, Friedli Corporate Finance, Inc., Belize is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. Consulting expense under the Friedli Corporate Finance, Inc., Belize agreement was approximately $63,000 for the year ended December 31, 2006.

Funding Assistance. Friedli Corporate Finance, Inc., Belize also earns fees for helping raise funds for the Company. For help in securing the funds associated with the convertible promissory notes issued during the year ended December 31, 2006, Friedli Corporate Finance, Inc., Belize was paid $250,000, which they have indicated to us may be distributed to a number of third party banks who assisted in the financing efforts.

As of December 31, 2006, only one member of our Board of Directors, David Jodoin, is independent.

ITEM 13 – EXHIBITS

Exhibits

See Exhibit Index attached.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by BDO Seidman, LLP for the years ended December 31, 2006 and 2005, respectively, are summarized in the table below.

	2006	2005
Audit fees (1)	$152,000	$141,000

Audit Related fees	0	0

Tax fees (2)	27,000	26,000

All Other fees	0	0

Total fees	$179,000	$167,000

(1)	Audit fees include consents and review of and assistance with documents filed with the SEC
(2)	Tax fees consists of fees for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on March 29, 2007.

E-CENTIVES, INC.

By:	/s/ Kamran Amjadi
Kamran Amjadi
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kamran Amjadi	Chief Executive Officer (Principal	March 29, 2007
Kamran Amjadi	Executive Officer) and Chairman

/s/ Tracy L. Slavin	Chief Financial Officer (Principal	March 29, 2007
Tracy L. Slavin	Financial and Accounting Officer)

/s/ Mehrdad Akhavan	Director	March 29, 2007
Mehrdad Akhavan

/s/ Peter Friedli	Director	March 29, 2007
Peter Friedli

/s/ David Jodoin	Director	March 29, 2007
David Jodoin

E-CENTIVES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

E-centives, Inc.

Bethesda, MD

We have audited the accompanying balance sheets of E-centives, Inc. (the Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-centives, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company is dependent upon its principal stockholder for continued funding.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standard FAS 123(R), Share-Based Payments.

/s/ BDO Seidman, LLP

Bethesda, MD

March 23, 2007

E-CENTIVES, INC.

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$586,051	$467,295
Accounts receivable, net of allowance for doubtful accounts of $73,536 and $87,350 at December 31, 2006 and December 31, 2005, respectively.	2,020,823	1,331,177
Other receivables	43,033	351,397
Prepaid expenses	63,872	54,456
Other	11,000	11,000

Total current assets	2,724,779	2,215,325
Property and equipment, net	346,185	153,075
Other intangible assets, net	1,195,836	1,819,750
Deferred financing fee	246,454	375,751
Other assets	16,011	16,011

Total assets	$4,529,265	$4,579,912

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term debt	$8,250,000	$2,650,000
Interest and final payment fees payable	1,411,410	201,025
Accounts payable	905,713	1,403,904
Accrued expenses	204,404	499,737
Deferred revenue	175,572	75,042
Current portion of capital leases	—	5,208
Other liabilities	111,853	19,215

Total current liabilities	11,058,952	4,854,131
Long-term debt	—	3,100,000
Other long-term liabilities	35,578	291,452

Total liabilities	11,094,530	8,245,583

Commitments and contingencies
Convertible redeemable preferred stock
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized and 3,239,986 shares issued and outstanding at December 31, 2006 and December 31,2005. (liquidation preference of $25,919,888 at December 31, 2006)	12,959,940	12,959,940

Total convertible redeemable preferred stock	12,959,940	12,959,940

Stockholders’ deficit:
Common stock, $.01 par value, 120,000,000 shares authorized, 62,543,756 and 62,165,256 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively.	625,438	621,653
Additional paid-in capital	127,098,918	126,906,002
Accumulated deficit	(147,249,561)	(144,153,266)

Total stockholders’ deficit	(19,525,205)	(16,625,611)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$4,529,265	$4,579,912

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005
Revenue
Product sales	$6,445,502	$6,000,191
Royalties	56,571	16,603

Total revenue	6,502,073	6,016,794

Operating expenses (income)

Cost of revenue	2,989,671	2,981,728
Product development, inclusive of stock-based compensation of $31,618 and $24,748 for the years ended December 31, 2006 and December 31, 2005, respectively.	930,305	968,148
General and administrative, inclusive of stock-based compensation of $105,653 and $112,084 for the years ended December 31, 2006 and December 31, 2005, respectively.	3,524,671	4,119,151
Sales and marketing, inclusive of stock-based compensation of $3,141 and $45,612 for the years ended December 31, 2006 and December 31, 2005, respectively.	1,283,067	1,487,411

Other income	(500,000)	(333,333)

Total operating expenses (income)	8,227,714	9,223,105

Loss from operations	(1,725,641)	(3,206,311)

Interest expense	(1,382,741)	(1,070,123)

Interest income	12,087	13,184

Loss before income taxes	(3,096,295)	(4,263,250)
Income taxes	—	—

Net loss	$(3,096,295)	$(4,263,250)

Basic and diluted net loss per common share	($0.05)	($0.07)

Shares used to compute basic and diluted net loss per common share	62,368,698	60,723,903

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2005	58,388,946	$583,889	$124,563,498	$(139,890,016)	$(14,742,629)

Stock-based compensation	—	—	182,444	—	182,444

Exercise of stock options	363,800	3,638	44,576	—	48,214

Issuance of common stock for services	212,510	2,126	79,884	—	82,010

Conversion of Series B preferred stock to common stock	3,200,000	32,000	2,035,600	—	2,067,600

Net loss	—	—	—	(4,263,250)	(4,263,250)

Balance at December 31, 2005	62,165,256	$621,653	126,906,002	(144,153,266)	(16,625,611)

Stock-based compensation	—	—	140,412	—	140,412

Exercise of stock options	316,000	3,160	38,254	—	41,414

Issuance of common stock for services	62,500	2,126	14,250	—	14,875

Net loss	—	—	—	(3,096,295)	(3,096,295)

Balance at December 31, 2006	62,543,756	$625,438	$127,098,918	$(147,249,561)	$(19,525,205)

See accompanying notes to financial statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005
Cash flows used in operating activities:
Net loss	$(3,096,295)	$(4,263,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	770,757	763,912
Loss on sale/disposal of property and equipment	—	2,705
Amortization of deferred financing fee	379,297	1,462,705
Stock-based compensation	140,412	182,444
Issuance of common stock for services	14,875	82,010
Provision for doubtful accounts	25,000	14,000
(Increase) decrease in:
Accounts receivable	(714,646)	25,063
Other receivables	308,364	(322,549)
Prepaid expenses and other current assets	(9,416)	39,180
Security deposits	—	(16,011)
Increase (decrease) in:
Accounts payable	(498,191)	(1,606,244)
Accrued expenses and other liabilities	751,816	(769,016)
Deferred revenue	100,530	(179,627)

Net cash used in operating activities	(1,827,497)	(4,634,678)

Cash flows from investing activities:
Decrease in restricted cash	—	70,000
Acquisition of property and equipment	(339,953)	(79,331)
Sale of property and equipment	—	3,640
Purchase of intangible asset	—	(1,871,743)

Net cash used in investing activities	(339,953)	(1,877,434)

Cash flows from financing activities:
Payments on obligations under capital leases	(5,208)	(122,710)
Proceeds from issuance of debt	2,500,000	5,400,000
Payment of debt	—	(400,000)
Debt issuance costs	(250,000)	(750,000)
Issuance of Series C convertible preferred stock	—	2,500,767
Exercise of stock options	41,414	48,214

Net cash provided by financing activities	2,286,206	6,676,271

Net increase in cash and cash equivalents	118,756	164,159
Cash and cash equivalents, beginning of year	467,295	303,136

Cash and cash equivalents, end of year	$586,051	$467,295

Supplemental disclosure of cash flow information:

Cash paid for interest	$84,511	$77,016

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

One of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed 28% and 31%, respectively, of the Company’s revenue for the years ended December 31, 2006 and 2005. The customer’s initial contract expired in October 2002 and the customer has subsequently signed five annual renewal agreements, with the most recent renewal expiring on December 31, 2007. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

In September 2002, Friedli Corporate Finance, Inc., Belize provided a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate. As of October 2006, the Company has used the full $20 million commitment. However, Friedli Corporate Finance, Inc., Belize has committed to providing the Company’s funding needs for 2007. If Friedli Corporate Finance, Inc., Belize is unable to fulfill its financing commitment or the Company is not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to continue operations. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund the Company’s future expansion or to make acquisitions. The Company may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek bankruptcy protection or a buyer for its assets.

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

(c) Fair Value of Financial Instruments

The Company considers the carrying value of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses to approximate fair value at December 31, 2006 and 2005 because of the relatively short period of time between origination of the instruments and their expected realization or settlement.

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that could be incurred. The estimated losses are based on historical collection experience coupled with review of the current status of existing receivables.

(d) Property and Equipment

Property and equipment are stated at cost, and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment under capital leases are capitalized and amortized using the straight-line method over the shorter of their estimated useful life or the term of the respective lease. Leasehold improvements acquired in a business combination or purchased after the inception of a lease are capitalized and amortized over the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase (see Note 4).

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

(e) Long-Lived and Amortizable Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both FAS 121 and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Company assesses the recoverability of long-lived assets, including amortizable intangible assets, whenever adverse events or changes in circumstances or business climate indicate that the carrying value of the asset may not be recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount, if any, in which the carrying value of the asset exceeds the related fair value of the asset. No impairment charges were recorded during the years ended December 31, 2006 and 2005.

In accordance with the amortization provisions of FAS 142, Goodwill and Other Intangible Assets, the Company amortizes intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviews them for impairment in accordance with FAS 144.

Amortizable intangible assets at December 31, 2006 and December 31, 2005, consisted of patents, technology and tradenames, which were acquired in connection with the BrightStreet.com and ConsumerREVIEW.com acquisitions. As of December 31, 2006, the Company had the following amortizable intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets:

Patents	$2,345,679	$(1,149,843)	$1,195,836

Technology	3,774,685	(3,774,685)	—

Tradenames	112,408	(112,408)	—

Total amortizable intangible assets	$6,232,772	$(5,036,936)	$1,195,836

Aggregate Amortization Expense:
For the year ended December 31, 2006		$623,914

Estimated Amortization Expense:

For the year ended December 31, 2007		$623,914

For the year ended December 31, 2008		$571,922

For the year ended December 31, 2009		$—

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

The Interactive Database Marketing division, which represented 61% and 62% of the Company’s revenue for the years ended December 31, 2006 and 2005, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Interactive Database Marketing division. This was the result of a settlement of a lawsuit with Coupons, Inc. (see Note 9b) whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 39% and 38% of the Company’s total revenue for years ended December 31, 2006 and 2005, respectively.

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

(k) Stock-Based Compensation

At December 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 11. Through December 31, 2005, as permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, the Company elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Beginning January 1, 2006, the company adopted FAS 123(R) using the modified-prospective method, and as such, prior periods have not been restated. Compensation expense is recognized over the requisite service period.

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

(n) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents and short-term investments.

In the year ended December 31, 2006, the Company incurred charges related to bad debts of approximately $25,000. While the Company believes that its allowance for doubtful accounts as of December 31, 2006 is adequate to cover any difficulties with the collection of its accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

For the years ended December 31, 2006 and 2005, one customer accounted for 28% and 31%, respectively, of the Company’s total revenue.

(o) Retirement Plan

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

(p) Reclassification

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year presentation.

(3) Recent Accounting Pronouncements

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

(4) Property and Equipment

Property and equipment consists of the following:

		December 31,
	useful life	2006	2005
Computer equipment	3 years	$7,023,880	$6,683,927

Furniture and equipment	5-7 years	107,795	107,795

Leasehold improvements	5 years	23,072	23,072

		7,154,747	6,814,794

Less: accumulated depreciation		(6,808,562)	(6,661,719)

		$346,185	$153,075

Depreciation expense related to property and equipment was approximately $147,000 and $178,000 for the years ended December 31, 2006 and 2005, respectively

(5) Intangible Assets

Intangible assets at December 31, 2006 and December 31, 2005, consisted of patents, which were acquired in connection with the BrightStreet.com acquisition, and technology and tradenames, which were acquired in connection with the ConsumerREVIEW.com acquisition. The intangible assets were recorded at their estimated fair value and are amortized on a straight-line basis over three years. The technology and tradenames intangible assets were fully amortized as of November 2005.

As of December 31, 2006 and 2005, intangible assets consisted of the following:

	December 31,
	2006	2005
Patent	$2,345,679	$2,345,679

Technology	3,774,685	3,774,685

Tradenames	112,408	112,408

	6,232,772	6,232,772

Less: accumulated amortization	(5,036,936)	(4,413,022)

	$1,195,836	$1,819,750

(6) Income Taxes

The Company has incurred operating losses since its inception and has recognized no US current or deferred income tax provision or benefit. For the years ended December 31, 2006 and 2005, there was no income tax expense or benefit attributable to operations.

The provision for income taxes is different from that which would be obtained by applying the statutory US federal income tax rate to pretax loss before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2006	2005
Expected tax benefit at statutory rate	$1,052,740	$1,449,505

State tax, net of federal	119,657	165,983

Stock-based compensation, not deductible	(4,002)	—

Other, net	(22,148)	(13,622)

Increase in valuation allowance	(1,146,247)	(1,601,866)

Tax benefit	$—	$—

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2006	2005
Deferred tax assets:

Net operating loss and general business credits carryforwards	$49,997,491	$48,559,296

Intangible assets	2,285,786	2,272,669

Accrued expenses	—	94,750

Deferred compensation	1,192,601	1,227,836

Allowance for doubtful accounts receivable	27,870	33,105

Property and equipment	29,964	199,809

Total gross deferred tax assets	53,533,712	52,387,465

Valuation allowance	(53,533,712)	(52,387,465)

	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and tax credit carry forwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, projections for future taxable income and uncertainty regarding ultimate realization of the tax benefits regarding the deferred tax assets, the Company has established a valuation allowance of $53,534,000 as of December 31, 2006. The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $1,146,000 and $1,602,000, respectively. The federal net operating loss is $131,410,000 as of December 31, 2006. The federal net operating loss carry forward period expires commencing in 2011 through the year 2022. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss may occur. As a result, the net operating loss carry forward may not be fully utilized before expiration.

(7) Convertible Promissory Notes

During the year ended December 31, 2006, the Company issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and one 4% convertible promissory note with a principal balance of $1,000,000 and during the year ended December 31, 2005 the Company issued three 10% convertible promissory notes with principal balances totaling $4,500,000. As of December 31, 2006, the aggregate principal balance of $7,000,000 for the convertible promissory notes was classified as short-term debt. As of December 31, 2006, approximately $626,000 of the interest and final payment fees payable balance included accrued interest associated with these convertible promissory notes. The terms of the 10% convertible promissory notes and the 4% convertible promissory note include, among other things:

•	a 10% or 4% interest rate, respectively;

•

a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

¡

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

One of the 10% convertible promissory notes issued during the year ended December 31, 2005 has a one-time final payment charge of 8% of the principal for each year that the principal is not repaid on or before each annual anniversary of the date the note was issued, with a maximum of 16%. At December 31, 2006, approximately $266,000 of the interest and final payment fees payable balance included the accrual for the final payment charges associated with this 10% convertible promissory note. If the Company holds this 10% convertible promissory note to maturity, a final payment charge of $480,000 will be due.

During the period from May 2003 through January 2005, the Company issued 8% convertible promissory notes with principal balances totaling $11,000,000. On March 31, 2005, 8% convertible promissory notes with principal balances totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,794 shares of Series C convertible preferred stock. As of December 31, 2006, the aggregate remaining balance of $1,250,000 was classified as short-term debt and approximately $145,000 of the interest and final payment fees payable balance represents accrued interest associated with these convertible promissory notes. The terms of the 8% convertible promissory notes include, among other things:

•	an 8% interest rate;

•

an automatic conversion feature, whereby the notes automatically convert into shares of the Company’s common stock at a conversion rate, as defined in the notes, on the date when the average trading price on the SWX Swiss Exchange of the Company’s common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF.

¡	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by the Company);

¡

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of December 31, 2006 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2235 CHF per one U.S. Dollar as of December 31, 2006), the aggregated number of shares issued upon such conversion would be approximately 764,700;

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of the Company’s assets.

At December 31, 2006, approximately $374,000 of the interest and final payment fees payable balance included the accrual for the final payment charges associated with the 8% convertible promissory notes. If the Company holds the 8% convertible promissory notes to maturity, a final payment charge of $375,000 will be due.

See below for a schedule of the Company’s outstanding convertible promissory notes as of December 31, 2006:

Month Issued	Principal	Interest Rate	Final Payment Rate		Month Due
May-2003	$100,000	8%	10	% (1)	September-2007	(3)
May-2003	$100,000	8%	10	% (1)	September-2007	(3)
June-2003	$300,000	8%	10	% (1)	September-2007	(3)
June-2003	$150,000	8%	10	% (1)	September-2007	(3)
November-2003	$500,000	8%	10	% (1)	September-2007	(3)
February-2004	$100,000	8%	10	% (1)	February-2007	(4)
July-2005	$500,000	10%	—		September-2007	(3)
September-2005	$1,000,000	10%	—		September-2007	(3)
November-2005	$3,000,000	10%	8	% (2)	September-2007	(3)
January-2006	$500,000	10%	—		September-2007	(3)
June-2006	$500,000	10%	—		September-2007	(3)
September-2006	$500,000	10%	—		September-2007
October-2006	$1,000,000	4%	—		September-2007

Total	$8,250,000

(1)	A final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 30%).
(2)	A final payment charge of 8% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the note was issued (with a maximum of 16%).
(3)	Per an amendment to the convertible promissory note.
(4)	The Company is currently negotiating an extension to the maturity date of the convertible promissory note.

The Company analyzes its convertible debt financings in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, to determine if any embedded features should be bifurcated. If the conversion feature is not required to be bifurcated the Company applies EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. EITF 98-5 clarifies the accounting for instruments with beneficial conversion features and adjustable conversion ratios. The beneficial conversion feature is calculated by allocating the proceeds received in the financing to the intrinsic value based on the effective conversion price as a result of the allocated proceeds. The value of the beneficial conversion feature is recognized as a discount and is amortized to interest expense from the date of issuance to the stated redemption date.

(8) Guarantees and Indemnifications

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

(9) Commitments and Contingencies

(a) Leases

As of December 31, 2006, the Company is not obligated under any capital leases, but did have several capital leases for certain computer and office equipment that expired in early 2006. Payments under capital leases were approximately $5,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively. Amounts related to assets under non-cancelable capital leases that have been capitalized as property and equipment as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Computer equipment	$570,580	$570,580
Office equipment	23,789	23,789
Less: accumulated depreciation	(591,067)	(553,327)

	$3,302	$41,042

In addition, the Company is obligated under non-cancelable operating leases, primarily for office space. Rent expense under operating leases was approximately $341,000 and $618,000 for the years ended December 31, 2006 and 2005, respectively. In February 2002 and in March 2004, the Company signed sub-lease agreements to sublease portions of the Bethesda, Maryland facility. Both subleases expired in September 2005.

As of December 31, 2006, future minimum lease payments are as follows:

Operating Leases
Year Ending December 31, 2007	$391,380
Year Ending December 31, 2008	152,875

Total	$544,255

(b) Litigation

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of December 31, 2006, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On September 24, 2003, Trifocal, LLC (“Trifocal”) filed suit against the Company in California Superior Court, County of Santa Clara, alleging, among other things, breach of contract, breach of statute, and intentional and negligent misrepresentation. Trifocal sought over $1 million in compensatory damages, plus interest, statutory damages and attorneys’ fees and costs. In December 2003, the Company removed the case to the United States District Court for the Northern District of California, San Jose Division (the “Court”), denied any liability, and filed counterclaims seeking damages of approximately $1.8 million. During trial proceedings held in January and February 2006, the Company withdrew its counterclaims and Trifocal reduced its damages claim to approximately $800,000, not including interest, statutory damages, attorneys’ fees or costs. At the close of trial proceedings, the Court found in favor of the Company on $536,515 of Trifocal’s claims, and awarded Trifocal $50,937. In a subsequent decision of the Court on the remaining open issues, the Court found in favor of the Company on all issues but the interest due on the original $50,937 award. The Court then entered judgment against the Company on April 19, 2006 for $83,417 (the “Judgment”). The total amount of the Judgment, with interest and costs, of approximately $100,000 was paid in July 2006.

On November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights to which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a settlement, in which the Company will receive an aggregate of $1 million over the next two years (starting in May 2005), in exchange for the release of all claims raised in the suit, including claims of lost profits and past royalties. As part of the settlement, Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive royalty payments based on future revenue of Coupons, Inc. related to these patents. The $1 million is being recognized as Other Income on a cash receipts basis due to the uncertainty as to its collection.

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

(c) Employment Agreements

The Company currently has no employment agreements with any of its officers and employees, but does have bonus agreements with certain officers and employees. The Company did not issue any bonuses during the years ended December 31, 2006 and 2005 and therefore no accrual for bonuses have been reflected in the financial statement.

(10) Capital Stock, Stock Plans and Warrants

(a) Authorized Capital

In November 2001, the Company’s Board of Directors unanimously approved and holders of a majority of the outstanding shares of the Company’s common stock executed a written stockholder consent approving (i) an amendment of the Company’s Restated Certificate of Incorporation, as amended (“Restated Certificate of Incorporation”), to increase the total authorized capital stock from 50,000,000 shares to 130,000,000 shares in connection with an increase in the authorized common stock from 40,000,000 shares to 120,000,000 shares (this amendment did not effect a change to the 10,000,000 shares of authorized preferred stock); and (ii) an amendment to the Company’s Amended and Restated Stock Option and Incentive Plan, as amended (the “Stock Option Plan”), to increase the maximum number of shares available for issuance from 5,000,000 to 21,000,000.

(b) Preferred Stock

In November 2001, the Company’s proposal to amend and restate its Articles of Incorporation to authorize 10,000,000 shares of preferred stock was approved by a majority of the stockholders.

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

As of December 31, 2006, there were 3,239,986 shares of Series C convertible preferred stock issued and outstanding. As of December 31, 2006 the Series C convertible preferred stock is classified on the balance sheet as redeemable in accordance with EITF Topic D-98 Classification and Measurement of Redeemable Securities, due to the holders’ ability to require redemption through a liquidation of the Company.

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

Subject to the rights of the holders of any Junior Securities other than the common stock, after the payment, in cash, to the holders of the shares of Series C convertible preferred stock of the Series C Liquidation Amount and the payment to the holders of any Senior Securities and Parity Securities of the preference amounts payable to them upon such liquidation, dissolution or winding-up, the holders of shares of Series C convertible preferred stock shall be entitled to participate in distributions of all remaining assets of the Company available for distribution to the holders of common stock, pro rata based on the number of shares of common stock into which the shares of Series C convertible preferred stock were convertible immediately prior to the record date for such distribution.

(c) Stock Incentive and Option Plan

The Company’s Amended and Restated Stock Incentive and Option Plan provides for the grant of options, restricted stock and other stock-based compensation to its employees, consultants and advisors. As of December 31, 2006, there were 21,000,000 shares of common stock reserved for issuance and there were 6,750,103 options to purchase shares of common stock outstanding at a weighted average exercise price of $1.34 per share. Options granted under the plan typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of E-centives. Typically, an option granted under the plan expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

(d) Warrants

At December 31, 2006, the Company had outstanding warrants to purchase 6,355,000 shares of the Company’s common stock with a weighted average exercise price of $0.20. During the year ended December 31, 2006, the Company did not issue or cancel any warrants and during the year ended December 31, 2005, the Company did not issue any warrants, but 619,485 warrants expired.

Warrants	Exercise Price	Expiration Date
56,000	$0.10	December 31, 2008
50,000	$4.50	December 31, 2008
4,000	$6.00	December 31, 2008
5,900,000	$0.14	April 7, 2008
345,000	$4.50	April 7, 2008

(11) Stock-Based Compensation

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

Expected volatility	102% - 129%
Expected dividends	0%
Risk-free rate	2.46% - 5.10%
Expected term	6.25 years

The Company granted 448,000 options to employees during the year ended December 31, 2006 with exercise prices ranging from $0.18 per share to $0.31 per share. These options were determined to have a total fair value of approximately $115,000 and a weighted average grant-date fair value per option of $0.26. For the year ended December 31, 2006, the Company recognized stock-based compensation expense of approximately $140,000.

A summary of option activity under the Company’s plan, as of December 31, 2006 and changes during the year then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Balance, January 1, 2006	7,425,353	$1.25	5.1 years
Granted during the period	448,000	$0.31
Exercised during the period	(316,000)	$0.13		$31,265
Cancelled during the period	(837,250)	$0.42
Outstanding, December 31, 2006	6,720,103	$1.34	3.9 years	$558,145

Exercisable, December 31, 2006	6,315,603	$1.41	3.6 years	$530,195

(1)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at December 29, 2006, $0.23 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of December 31, 2006, and changes during the year then ended, is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	1,031,644	$0.40
Granted	448,000	$0.26
Vested	(377,894)	$0.48
Forfeited	(697,250)	$0.24
Non-vested at December 31, 2006	404,500	$0.44

At December 31, 2006, the expected compensation cost of options outstanding but not yet vested was approximately $136,000. The Company expects to recognize this cost over a weighted average period of approximately 2 years. The total fair value of options vested during the year ended December 31, 2006 was approximately $180,000. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $31,000.

Prior to January 1, 2006, the Company, as permitted under FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended FAS 123, Accounting for Stock-Based Compensation, elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, Accounting for Stock Issued to Employees and related interpretations including FAS 44, Accounting for Certain Transactions involving Stock Compensation. Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Prior to the adoption of FAS 123(R), the Company recognized stock-based compensation cost only for stock options issued with exercise prices set below market prices on the date of grant. For the year ended December 31, 2005, the Company recognized stock-based compensation expense of approximately $182,000 for stock options issued with exercise prices set below market prices on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123(R) and amortized such costs over the vesting period, the Company’s net loss for the year ended December 31, 2005 would have been adjusted to the pro forma amounts presented below:

Year ended December 31, 2005
Net loss applicable to common stockholders, as reported	$(4,263,250)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	182,444
Deduct: Total stock-based employee compensation expense as determined under fair value based method for all awards, net of related tax effects	(278,394)

Pro forma net loss	$(4,359,200)

Basic and diluted net loss per share:
As reported	$(0.07)
Pro forma	(0.07)

(12) Related Party Transactions

Peter Friedli, one of the Company’s stockholders and directors, has relationships with several of the Company’s investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc., Joyce, Ltd., Nikatech, Inc., Spring Technology Corp. and USVentech, Inc. He also serves as President of US Venture 05, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., Belize, a consulting company that is utilized by the Company.

During the year ended December 31, 2006, the Company issued three 10% convertible promissory notes with principal amounts totaling $1,500,000 and one 4% convertible promissory note with a principal amount of $1,000,000 to US Venture 05, Inc. and during the year ended December 31, 2005 the Company issued one 10% convertible promissory note for $500,000 to Venturetec, Inc. and two 10% convertible promissory note with principal amounts totaling $4,000,000 to US Venture 05, Inc.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc., Belize, which has been renewed several times, with the most recent expiring in November 2008. Under the agreement, Friedli Corporate Finance, Inc., Belize provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc., Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to this agreement, Friedli Corporate Finance, Inc., Belize is paid $4,000 per month plus reimbursement of expenses related to services. Consulting expense under the Friedli Corporate Finance, Inc., Belize agreement was approximately $63,000 for each of the years ended December 31, 2006 and 2005. As a result of the help provided in securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc., Belize was paid $250,000 and $750,000 during the years ended December 31, 2006 and 2005, respectively, which Friedli Corporate Finance, Inc., Belize has indicated to the Company will be distributed to a number of third party banks, affiliated entities and individuals who assisted in the financing effort.

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

Information as to the operations of the reportable operating segments as of and for the year ended December 31, 2006 and 2005 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

2006	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$3,939,395	$2,562,678	$6,502,073	$—		$6,502,073
Operating loss	(1,591,827)	(133,814)	(1,725,641)	—		(1,725,641)
Depreciation and amortization	760,623	10,134	770,757	—		770,757
Capital expenditures	330,322	9,631	339,953	—		339,953
Assets	3,402,595	540,619	3,943,214	586,501	(1)	4,529,265

2005	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$3,723,944	$2,292,850	$6,016,794	$—		$6,016,794
Operating loss	(2,404,637)	(801,674)	(3,206,311)	—		(3,206,311)
Depreciation and amortization	217,758	546,154	763,912	—		763,912
Capital expenditures	66,542	12,789	79,331	—		79,331
Assets	3,627,200	485,417	4,112,617	467,295	(1)	4,579,912

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and cash equivalents.

(b) Customers

For the year ended December 31, 2006, two of the Company’s Interactive Database Marketing division customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $1.8 million in revenue for both the years ended December 31, 2006 and 2005, or 28% and 31%, respectively, of the Company’s revenue for each of the years. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into five renewal agreements, with the most recent one expiring on December 31, 2007.

TracFone Wireless, Inc. contributed $804,000 or 12% of the Company’s revenue for the year ended December 31, 2006. This customer’s original agreement began in late December 2005 and ended in March 2006. The customer has subsequently entered into additional agreements that end in May 2007.

No other customer represented 10% or more of the Company’s revenue for the years ended December 31, 2006 and 2005.

(14) Selected Quarterly Financial Data (unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2006 and 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,380,948	$1,449,386	$1,761,876	$1,909,863
Gross profit	626,501	629,668	1,001,124	1,255,109
Operating (loss) profit	(950,878)	(604,058)	(291,945)	121,240
Loss before income tax	(1,354,486)	(909,774)	(602,445)	(229,590)
Net loss applicable to common stockholders	(1,354,486)	(909,774)	(602,445)	(229,590)
Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,484,718	$1,513,218	$1,319,028	$1,699,830
Gross Profit	734,456	805,109	549,099	946,402
Operating loss	(892,350)	(883,288)	(931,922)	(498,751)
Loss before income tax	(1,323,337)	(1,013,163)	(1,102,770)	(823,980)
Net loss applicable to common stockholders	(1,323,337)	(1,013,163)	(1,102,770)	(823,980)
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.01)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of E-centives, Inc.

3.3(1)	Amended and Restated Bylaws of E-centives, Inc.

4.2(1)	Registration Rights Agreement, dated February 18, 2000, by and among E-centives, Inc. and certain stockholders named therein.

5.1(1)+	1996 Stock Incentive Plan.

5.2+	Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the E-centives’ Registration Statement on Form S-8 (Registration No. 333-58244))

10.1	Amendment No. 1 to Convertible Promissory Note dated November 21, 2005 between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2006).

10.2	Amendment No. 1 to Convertible Promissory Note dated June 15, 2006 between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 29, 2006).

10.3	Amendment No. 2 to Convertible Promissory Note dated January 26, 2006 between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 29, 2006).

10.4	Amendment No. 3 to Convertible Promissory Note dated September 30, 2005 between E-centives, Inc. and US Venture 05, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.5	Amendment No. 4 to Convertible Promissory Note dated August 19, 2005 between E-centives, Inc. and Venturetec, dated September 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.6	Amendment No. 2 to Convertible Promissory Note dated June 11, 2003 between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.7	Amendment No. 2 to Convertible Promissory Note dated June 11, 2003 between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.8	Amendment No. 2 to Convertible Promissory Note dated June 11, 2003 between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.9	Amendment No. 2 to Convertible Promissory Note dated June 20, 2003 between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.10	Amendment No. 2 to Convertible Promissory Note dated June 11, 2003 between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.11	Amendment No. 1 to Convertible Promissory Note dated May 28, 2003 between E-centives, Inc. and LGT, dated September 26, 2006 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.12	Amendment No. 1 to Convertible Promissory Note dated November 10, 2003 between E-centives, Inc. and Thomas Schmidheiny, dated October 16, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

10.13	Amendment No. 1 to Convertible Promissory Note dated June 20, 2003 between E-centives, Inc. and Franca Segre, dated October 16, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

10.14	Amendment No. 2 to Convertible Promissory Note dated May 28, 2003 between E-centives, Inc. and Union Bancaire Privée, dated October 17, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

10.15*	Amendment No. 2 to Convertible Promissory Note dated June 11, 2003 between E-centives, Inc. and Bank Julius Baer & Co. dated October 17, 2006.

10.16*	Convertible Promissory Note dated February 23, 2004 by and between E-centives, Inc. and Bank Julius Baer & Co.

10.17	Convertible Promissory Note dated January 26, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006).

10.18	Convertible Promissory Note dated June 15, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006).

10.19	Convertible Promissory Note dated September 19, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2006).

10.20	Convertible Promissory Note dated October 13, 2006 by and between E-centives, Inc. and US Venture 05, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2006).

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-42574).
*	Filed or furnished with this report.
+	Management contract or compensatory plan or arrangement.