Form 10QSB
period 2007-03-31
E CENTIVES INC
filed 2007-05-15
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, there were 62,572,506 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

E-CENTIVES, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E-CENTIVES, INC.

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$452,474	$586,051
Accounts receivable, net of allowance for doubtful accounts of $77,073 and $73,536 at March 31, 2007 and December 31, 2006, respectively.	1,865,461	2,020,823
Other receivables	—	43,033
Prepaid expenses	165,998	63,872
Deferred financing fee	171,436	246,454
Other	11,000	11,000

Total current assets	2,666,369	2,971,233
Property and equipment, net	417,085	346,185
Other intangible assets, net	1,039,857	1,195,836
Other assets	16,011	16,011

Total assets	$4,139,322	$4,529,265

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Short term debt	$8,250,000	$8,250,000
Interest and final payment fee payable	1,654,506	1,411,410
Accounts payable	1,236,332	905,713
Accrued expenses	255,725	204,404
Deferred revenue	420,130	175,572
Other liabilities	37,130	111,853

Total current liabilities	11,853,823	11,058,952
Other long-term liabilities	30,000	35,578

Total liabilities	11,883,823	11,094,530

Commitments and contingencies
Convertible redeemable preferred stock
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized and 3,239,986 shares issued and outstanding at March 31, 2007 and December 31,2006. (liquidation preference of $25,919,888 at March 31, 2007)	12,959,940	12,959,940

Total convertible redeemable preferred stock	12,959,940	12,959,940

Stockholders’ deficit:
Common stock, $.01 par value, 120,000,000 shares authorized, 62,572,506 and 62,543,756 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	625,725	625,438
Additional paid-in capital	127,121,481	127,098,918
Accumulated deficit	(148,451,647)	(147,249,561)

Total stockholders’ deficit	(20,704,441)	(19,525,205)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$4,139,322	$4,529,265

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(unaudited)
Revenue
Product sales	$1,449,250	$1,362,009
Royalties	17,783	18,939

Total revenue	1,467,033	1,380,948

Operating expenses (income)
Cost of revenue	888,417	754,447
Product development, inclusive of stock-based compensation of $2,319 and $9,649 for the three months ended March 31, 2007 and March 31, 2006, respectively.	242,852	250,944
General and administrative, inclusive of stock-based compensation of $14,828 and $32,505 for three months ended March 31, 2007 and March 31, 2006, respectively.	1,045,370	1,076,295
Sales and marketing, inclusive of stock-based compensation of $1,966 and ($8,629) for three months ended March 31, 2007 and March 31, 2006, respectively.	301,980	375,140
Other income	(125,000)	(125,000)

Total operating expenses (income)	2,353,619	2,331,826

Loss from operations	(886,586)	(950,878)
Interest expense	(320,896)	(405,381)
Interest income	5,396	1,773

Loss before income taxes	(1,202,086)	(1,354,486)
Income taxes	—	—

Net loss	$(1,202,086)	$(1,354,486)

Basic and diluted net loss per common share	$(0.02)	$(0.02)
Shares used to compute basic and diluted net loss per common share	62,547,756	62,169,923

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(unaudited)
Cash flows used in operating activities:
Net loss	$(1,202,086)	$(1,354,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,761	185,580
Amortization of deferred financing fee	75,018	143,209
Stock-based compensation	19,113	33,525
Provision for doubtful accounts	10,000	5,000
(Increase) decrease in:
Accounts receivable	145,362	(483,631)
Other receivables	43,033	351,397
Prepaid expenses and other current assets	(102,126)	(29,770)
Increase (decrease) in:
Accounts payable	330,619	127,448
Accrued expenses and other liabilities	214,116	345,154
Deferred revenue	244,558	331,611

Net cash used in operating activities	(18,632)	(344,963)

Cash flows from investing activities:
Acquisition of property and equipment	(118,682)	(20,362)

Net cash used in investing activities	(118,682)	(20,362)

Cash flows from financing activities:
Payments on obligations under capital leases	—	(3,799)
Proceeds from issuance of debt	—	500,000
Debt issuance costs	—	(50,000)
Exercise of stock options	3,737	2,599

Net cash provided by financing activities	3,737	448,800

Net (decrease) increase in cash and cash equivalents	(133,577)	83,475
Cash and cash equivalents, beginning of period	586,051	467,295

Cash and cash equivalents, end of period	$452,474	$550,770

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,782	$1,487

The accompanying notes are an integral part of the Financial Statements.

E-CENTIVES, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) DESCRIPTION OF BUSINESS

E-centives, Inc. (“E-centives” or the “Company”) was established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. During October 1996, the Company amended its Certificate of Incorporation to change its name to Emaginet, Inc. and again, in March 1999, the Company amended its Certificate of Incorporation to change its name to E-centives, Inc.

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

One of the Company’s Interactive Database Marketing division customers, Reckitt Benckiser, contributed 30% and 27%, respectively, of the Company’s revenue for the three months ended March 31, 2007 and 2006. The customer’s initial contract expired in October 2002 and the customer has subsequently signed five annual renewal agreements, with the most recent renewal expiring on December 31, 2007. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

In September 2002, Friedli Corporate Finance, Inc., Belize provided a written commitment to provide the Company with debt or equity financing of up to $20 million in the aggregate. As of October 2006, the Company had used the full $20 million commitment. However, Friedli Corporate Finance, Inc., Belize has committed to providing the Company’s funding needs through the first quarter of 2008. The commitment includes funding needs of E-centives to payoff any existing notes payable not otherwise under the control of Peter Friedli. Furthermore, Peter Friedli will not call any of the notes payable due to organizations controlled by Peter Friedli prior to April 1, 2008. If Friedli Corporate Finance, Inc., Belize is unable to fulfill its financing commitment or the Company is not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to continue operations. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund the Company’s future expansion or to make acquisitions. The Company may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek bankruptcy protection or a buyer for its assets.

(2) BASIS OF PRESENTATION

These unaudited financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-KSB. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-KSB for fiscal year 2006.

In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006 and cash flows for the three month periods ended March 31, 2007 and 2006.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(3) SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two divisions: Interactive Database Marketing division and ConsumerREVIEW.com.

The Interactive Database Marketing division, which represented 69% and 56% of the Company’s revenue for the three months ended March 31, 2007 and 2006, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the second quarter of 2005 the Company began to receive royalties from licensing two of its patents related to the Interactive Database Marketing division. This was the result of a settlement of a lawsuit with Coupons, Inc. whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

ConsumerREVIEW.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerREVIEW.com represented 31% and 44% of the Company’s total revenue for the three months ended March 31, 2007 and 2006, respectively.

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

(e) Net Income (Loss) Per Share

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FAS 133, Accounting for Derivative Instruments and Hedging Activities and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this statement effective January 1, 2007 and it did not have a material effect on the financial statements.

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” is consistent with how that term is used in FAS 109, a likelihood of occurrence greater than fifty percent. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the financial statements (see Note 8 for further details).

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

In February 2007, FASB issued FAS159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of FAS 159 will have a material effect on the financial statements.

(5) CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2006, the Company issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and one 4% convertible promissory note with a principal balance of $1,000,000 and during the year ended December 31, 2005 the Company issued three 10% convertible promissory notes with principal balances totaling $4,500,000. As of March 31, 2007, the aggregate principal balance of $7,000,000 for the convertible promissory notes was classified as short-term debt. As of March 31, 2007, approximately $784,000 of the interest and final payment fee payable balance included accrued interest associated with these convertible promissory notes. The terms of the 10% convertible promissory notes and the 4% convertible promissory note include, among other things:

•	a 10% or 4% interest rate, respectively;
•

a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

o	The Series C convertible preferred stock into which the convertible promissory notes are convertible has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company.
•	a redemption feature, whereby the note may be redeemed by the Company at any time by payment of the principal amount of and accrued interest on the note to the holder; and
•	a security interest in substantially all of the Company’s assets; and
•	subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, as well as all other indebtedness designated as senior indebtedness.

One of the 10% convertible promissory notes issued during the year ended December 31, 2005 has a one-time final payment charge of 8% of the principal for each year that the principal is not repaid on or before each annual anniversary of the date the note was issued, with a maximum of 16%. As of March 31, 2007, approximately $325,000 of the interest and final payment fee payable balance included the accrual for the final payment charges associated with this 10% convertible promissory note. If the Company holds this 10% convertible promissory note to maturity, a final payment charge of $480,000 will be due.

During the period from May 2003 through January 2005, the Company issued 8% convertible promissory notes with principal balances totaling $11,000,000. On March 31, 2005, 8% convertible promissory notes with principal balances totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,794 shares of Series C convertible preferred stock. As of March 31, 2007, the aggregate remaining balance of $1,250,000 was classified as short-term debt and approximately $170,000 of the interest and final payment fee payable balance represents accrued interest associated with these convertible promissory notes. The terms of the 8% convertible promissory notes include, among other things:

•	an 8% interest rate;
•

an automatic conversion feature, whereby the notes automatically convert into shares of the Company’s common stock at a conversion rate, as defined in the notes, on the date when the average trading price on the SWX Swiss Exchange of the Company’s common stock for 30 consecutive trading days has been equal to or greater than 2.75 CHF.

o	the conversion price will be 2 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by the Company);
o	The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 2). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of March 31, 2007 were to be converted into shares of common stock at the conversion price of 2 CHF (assuming an exchange rate of 1.2164 CHF per one U.S. Dollar as of March 31, 2007), the aggregated number of shares issued upon such conversion would be approximately 760,000;
•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and
•	a security interest in substantially all of the Company’s assets.

At March 31, 2007, the interest and final payment fee payable balance included approximately $375,000 (the maximum final payment fee payable) related to the final payment charges associated with the 8% convertible promissory notes.

See below for a schedule of the Company’s outstanding convertible promissory notes as of March 31, 2007:

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

(7) STOCK-BASED COMPENSATION

The Company’s Amended and Restated Stock Incentive and Option Plan, which expired in August 2006, provided for the grant of options, restricted stock and other stock-based compensation to the Company’s employees, consultants and advisors. Options typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of the Company. Typically, an option expires ten years after it is granted. In addition, the plan allowed for grants of options the vesting of which is tied to the employee’s performance. The plan provided for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

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

Consistent with the valuation method of FAS 123, the Company is using the Black-Scholes model to determine the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense. In estimating the grant date fair value calculations, the expected stock price volatility rates were based on historical volatilities of the Company’s common stock over a period commensurate with the expected life of the options. Since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of the options was determined using the simplified approach described under SAB 107.

Expected volatility	102% - 129%
Expected dividends	0%
Risk-free rate	2.46% - 5.10%
Expected term	6.25 years

For the three months ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense of approximately $19,000 and $34,000, respectively.

At March 31, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $109,000. The Company expects to recognize this cost over a weighted average period of approximately 1.5 years. The total fair value of options vested during the three months ended March 31, 2007 was approximately $5,000. The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $3,000.

The Company did not grant any options to employees during the three months ended March 31, 2007. A summary of option activity under the Company’s plan, as of March 31, 2007 and changes during the period then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, January 1, 2007	6,720,103	$1.34	3.9 years	$558,145
Granted during the period	—
Exercised during the period	(28,750)	$0.13		$2,875
Cancelled during the period	(9,250)	$0.72
Outstanding, March 31, 2007	6,682,103	$1.35	3.6 years	$556,145
Exercisable, March 31, 2007	6,313,603	$1.41	3.4 years	$528,195

(1)	The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at March 31, 2007, $0.23 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of March 31, 2007, and changes during the period then ended, is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	404,500	$0.44
Granted	—
Vested	(13,500)	$0.35
Forfeited	(22,500)	$0.34
Non-vested at March 31, 2007	368,500	$0.45

(8) INCOME TAX

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in the Company’s financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007, the Company had no unrecognized tax benefits that would have an affect on the effective tax rate. The Company elected to continue to report any interest and penalties as income taxes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48.

(9) SEGMENT INFORMATION

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

Information as to the operations of the reportable operating segments as of and for the three months ended March 31, 2007 and 2006 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

2007	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$1,008,614	$458,419	$1,467,033	$—		$1,467,033
Operating loss	(656,157)	(230,429)	(886,586)	—		(886,586)
Depreciation and amortization	200,321	3,440	203,761	—		203,761
Capital expenditures	112,838	5,844	118,682	—		118,682
Assets	3,299,253	387,595	3,686,848	452,474	(1)	4,139,322

2006	IDBM	ConsumerReview.com	Segment Totals	Unallocated Amounts		Total
Operating revenue	$766,601	$614,347	$1,380,948	$—		$1,380,948
Operating loss	(869,818)	(81,060)	(950,878)	—		(950,878)
Depreciation and amortization	183,424	2,156	185,580	—		185,580
Capital expenditures	20,362	—	20,362	—		20,362
Assets	3,619,561	391,633	4,011,194	550,770	(1)	4,561,964

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents.

(b) Customers

For the three months ended March 31, 2007, two of the Company’s Interactive Database Marketing division customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $446,000 and $369,000, respectively, in revenue for the three months ended March 31, 2007 and 2006, or 30% and 27%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into five renewal agreements, with the most recent one expiring on December 31, 2007.

TracFone Wireless, Inc. contributed $267,000 and $97,000, respectively, in revenue for the three months ended March 31, 2007 and 2006, or 18% and 7%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement began in late December 2005 and ended in March 2006 and the customer subsequently entered into additional agreements that end in May 2007.

No other customer represented 10% or more of the Company’s revenue for the three months ended March 31, 2007 and 2006.

(10) LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of March 31, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

(11) RELATED PARTY TRANSACTIONS

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

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc., Belize, which has been renewed several times, with the most recent expiring in November 2008. Under the agreement, Friedli Corporate Finance, Inc., Belize provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc., Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to this agreement, Friedli Corporate Finance, Inc., Belize is paid $4,000 per month plus reimbursement of expenses related to services. Consulting expense under the Friedli Corporate Finance, Inc., Belize agreement was approximately $12,000 for each of the three month periods ending March 31, 2007 and 2006. As a result of the help provided in securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc., Belize was paid $250,000 during the year ended December 31, 2006, which they have indicated may be distributed to a number of third party banks who assisted in the financing efforts.

(12) RECENT DEVELOPMENTS

On April 23, 2007 the Company filed an Information Statement on Schedule 14C announcing that the Board of Directors had approved an amendment to the Company’s Restated Certificate of Incorporation to implement a one-for-ten reverse stock split of the Company outstanding shares of common stock and a name change to Invenda Corporation. The Board of Directors also approved the adoption of a 2007 Stock Incentive Plan. In addition, the majority stockholders have, by written consent without a meeting, approved the reverse stock split, the name change and the 2007 Stock Incentive Plan. These changes are expected to be effective in mid-May 2007.

The purpose of the reverse stock split is to reduce the number of shares of the Company’s outstanding common stock. As a result of the reverse stock split, each ten shares of common stock will be combined into one share of common stock. Stockholders will receive cash in lieu of any fraction of a share that any stockholder would otherwise be entitled to receive as a result of the reverse stock split.

The purpose of the name change to Invenda Corporation is to establish a brand identity that more accurately reflects the Company’s current businesses. In connection with the name change to Invenda Corporation, the Company also intends to change its trading symbol to “INVN” on the SWX Swiss Exchange.

The 2007 Stock Incentive Plan will serve as a tool to attract employees and to encourage current employees by offering an opportunity to acquire or increase a direct proprietary interest in our operations and future success.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1- Financial Statements.” The matters discussed in this report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on March 30, 2007, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-QSB, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, the need for and availability of financing, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For financial information regarding our reportable segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 9 of the Notes to Financial Statements.

To date we have not been profitable, incurring net losses of $1,202,000 for the three months ended March 31, 2007 and net losses of $3,096,000 and $4,263,000 for the years ended December 31, 2006 and 2005, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

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

Critical Accounting Policies

Our significant accounting policies are described fully in Note 2 to our financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, estimating the allowance for doubtful accounts and impairment of long-lived and amortizable intangible assets. These policies are discussed in Item 6 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. The impact of any associated risks related to these policies on our business operations is discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Accounting Pronouncements

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FAS 133, Accounting for Derivative Instruments and Hedging Activities and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted this statement effective January 1, 2007 and it did not have a material effect on the financial statements.

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” is consistent with how that term is used in FAS 109, a likelihood of occurrence greater than fifty percent. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the financial statements.

In September 2006, FASB issued FAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for us. We do not believe that the adoption of FAS 157 will have a material effect on the financial statements.

In February 2007, FASB issued FAS159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of FAS 159 will have a material effect on the financial statements.

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

Funding Commitment and Promissory Notes. In September 2002, Friedli Corporate Finance, Inc., Belize committed to provide us with a capital infusion of up to $20 million for continued operations and future business expansion purposes. As of October 2006, none of the $20 million aggregate commitment remains. Friedli Corporate Finance, Inc., Belize subsequently committed to providing our funding needs through the first quarter of 2008. The commitment includes funding needs to payoff any existing notes payable not otherwise under the control of Peter Friedli. Furthermore, Peter Friedli will not call any of the notes payable due to organizations controlled by Peter Friedli prior to April 1, 2008.

During the year ended December 31, 2006, we issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and one 4% convertible promissory note with a principal balance of $1,000,000 to US Venture 05, Inc.

The terms of the convertible promissory notes include, among other things:

•	an interest rate of 10% or 4%, respectively;
•

a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

o	The Series C convertible preferred stock into which the convertible promissory notes are convertible has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into ten shares of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company.
•	a redemption feature, whereby the note may be redeemed by us at any time by payment of the principal amount of and accrued interest on the note to the holder;
•	a security interest in substantially all of the our assets; and
•	subordinated in right of payment to all existing and future bank indebtedness, including lease and equipment finance obligations, as well as all other indebtedness designated as senior indebtedness.

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

As of March 31, 2007, only one member of our Board of Directors, David Jodoin, is independent.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

Revenue. Revenue increased by $86,000, or 6%, to $1,467,000 for the three months ended March 31, 2007, compared to $1,381,000 for the three months ended March 31, 2006.

The Interactive Database Marketing division’s revenue of $1,009,000 was higher by $242,000 and ConsumerREVIEW.com’s revenue of $458,000 was lower by $156,000 when compared to the prior year.

The increase for the Interactive Database Marketing division primarily relates to renewal contracts for 2007 being larger than the contracts for 2006. We continue to focus on increasing future revenue for the Interactive Database Marketing division by acquiring new clients and increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them.

ConsumerREVIEW.com’s decrease in revenue can be attributed to the decline of agency driven media buys due to the small size of ConsumerREVIEW.com’s overall network in comparison to other sites on the Internet. This size issue prevents our network from being listed high enough in the media buyers’ planning tools. To help alleviate this situation and improve our future revenue, we are focusing on additional traffic and better marketing efforts.

We are continue to focus on increasing future revenue by acquiring new clients and increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network and hosting charges. For the three months ended March 31, 2007, cost of revenue related expenses of $888,000 was $134,000, or 18%, higher than the $754,000 for the three months ended March 31, 2006. This increase can be primarily attributed to higher personnel related costs, as well as higher network and hosting charges.

Our future cost of revenue expense will fluctuate based on future revenue activity; however, there are some fixed costs that will not necessarily change as revenue increases or decreases. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $2,000 and $10,000 for the three months ended March 31, 2007 and 2006, decreased by $1,000 to $240,000 for the three months ended March 31, 2007, compared to $241,000 for the three months ended March 31, 2006. There were no significant changes in the amounts and types of expenses for the three months ended March 31, 2007 when comparing expenses to those for the three months ended March 31, 2006.

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses, exclusive of stock-based compensation of approximately $15,000 and $32,000 for the three months ended March 31, 2007 and 2006, decreased $13,000, or 1%, to $1,031,000 for the three months ended March 31, 2007 when compared to $1,044,000 for the three months ended March 31, 2006.

General and administrative expenses are expected to stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $2,000 and ($9,000) for the three months ended March 31, 2007 and 2006, were $300,000 and $384,000, respectively. The expenses for the quarter ended March 31, 2007 were lower by $84,000, or 22%, primarily due to lower commissions for the ConsumerREVIEW.com division and the Interactive Database Marketing division having fewer sales personnel during 2007.

We expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $19,000 and $33,000 for the three months ended March 31, 2007 and March 31, 2006, respectively, represent our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Other Income. Other income for the three months ended March 31, 2007 and 2006 was $125,000. Other income represents payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, starting in May 2005, we are receiving an aggregate of $1 million dollars over a two year period. (See “Item 1 – Legal Proceedings” for further details.) This income is being recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense primarily consists of interest and final payment fees related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $321,000 for the three months ended March 31, 2007 was $84,000 lower than the interest expense of $405,000 for the three months ended March 31, 2006. This decrease reflects lower deferred financing fee amortization due to some of the financing fees being fully amortized, lower final payment fees due to some of the convertible promissory notes final payment fees reaching the maximum amount payable and higher interest resulting from the higher amount of debt held during the three months ended March 31, 2007.

Net Loss. Net loss decreased by $152,000 to $1,202,000 for the three months ended March 31, 2007, compared to $1,354,000 for the three months ended March 31, 2006. This is the combined effect of higher revenue of $86,000, an increase in operating expenses of $22,000 and lower interest expense of $84,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Interactive Database Marketing division and improved user experience in some of our ConsumerREVIEW.com division sites, as well as constant operating costs.

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

On March 31, 2007, we held $452,000 in cash and cash equivalents. Cash used in operating activities for the three months ended March 31, 2007 was $19,000, a decrease of $326,000 over the $345,000 for the three months ended March 31, 2006. Net losses adjusted for non-cash items was $894,000 for the three months ended March 31, 2007, while for the three months ended March 31, 2006 it was $987,000, a decrease in net loss adjusted for non-cash items of $93,000. For the three months ended March 31, 2007 accounts receivable and other receivables decreased by $188,000 and prepaid expenses and other assets increased by $102,000, while for the three months ended March 31, 2006 accounts receivable and other receivables increased by $132,000 and prepaid expenses and other assets increased by $30,000. Accounts payable and accrued expenses and other liabilities increased by $545,000 and $473,000, respectively, for the three months ended March 31, 2007 and March 31, 2006. Deferred revenue increased by $245,000 and $332,000, respectively, for the three months ended March 31, 2007 and March 31, 2006.

Investing activities for the three months ended March 31, 2007 and 2006 was $119,000 and $20,000, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the three months ended March 31, 2007, net cash provided by financing activities was $4,000 compared to the $449,000 for the three months ended March 31, 2006. The net cash provided by financing activities for the three months ended March 31, 2007 was received in association with the exercise of options. For the three months ended March 31, 2006, $450,000 related to funding, of which $500,000 was received from the issuance of one convertible promissory note and $50,000 was paid for debt issuance costs. We also received $3,000 in association with the exercise of options and made payments of $4,000 under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the first quarter of 2008. This forecast is based on our plan to use the funds from the financing commitment described below.

In September 2002, Friedli Corporate Finance, Inc., Belize provided us with a written commitment to provide us with debt or equity financing of up to $20 million in the aggregate. As of October 2006, we had used the $20 million commitment. Friedli Corporate Finance, Inc., Belize subsequently committed to provide our funding needs through the first quarter of 2008. The commitment includes funding needs to payoff any existing notes payable not otherwise under the control of Peter Friedli. Furthermore, Peter Friedli will not call any of the notes payable due to organizations controlled by Peter Friedli prior to April 1, 2008.

Of the September 2002 $20 million commitment, $12 million was in the form of two $6 million global three-year convertible promissory notes that were issued in March 2003 and March 2004. We borrowed $11 million of the $12 million available pursuant to the convertible promissory notes. In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, Inc., Belize that consisted of an offering of a newly created series of preferred stock designated as Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share, of which 625,192 shares have been issued in association with new funding and 2,614,794 shares have been issued in exchange for existing convertible promissory notes. During the year ended December 31, 2005 we issued three 10% convertible promissory notes with principal balances totaling $4,500,000 and during the year ended December 31, 2006 we issued three 10% convertible promissory note with principal balances totaling $1,500,000 and one 4% convertible promissory note with a principal balance of $1,000,000. See below for a schedule of our outstanding convertible promissory notes as of March 31, 2007:

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of March 31, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In an action by written consent, dated April 2, 2007, our Board of Directors unanimously approved an amendment of our Restated Certificate of Incorporation (“Amendment”) and a 2007 Stock Incentive Plan. The Amendment implements a one-for-ten reverse stock split our outstanding shares of common stock and a name change to Invenda Corporation. The Board of Directors also recommended that our stockholders authorize, adopt and approve the Amendment and the 2007 Stock Incentive Plan. (See “Item 5 - Other Information” for further details”).

Section 242 of the Delaware General Corporation Law permits a Delaware corporation to amend its certificate of incorporation if the amendment is approved by the holders of a majority of the voting power of the outstanding capital stock of the corporation entitled to vote on the amendment.

On April 5, 2007, 63% of the voting power of our capital stock (as of the record date) executed and delivered written consent approving the Amendment and the 2007 Stock Incentive Plan. As a result, in accordance with Delaware law and the our Restated Certificate of Incorporation, the Amendment and the 2007 Stock Incentive Plan were approved and adopted by the holders of a majority of the voting power of the outstanding shares our capital stock entitled to vote on these matters. These changes are expected to be effective mid May 2007.

ITEM 5.    OTHER INFORMATION

On April 23, 2007 we filed an Information Statement on Schedule 14C announcing that our Board of Directors had approved an amendment to the our Restated Certificate of Incorporation to implement a one-for-ten reverse stock split of our outstanding shares of common stock and a name change to Invenda Corporation. The Board of Directors also approved the adoption of a 2007 Stock Incentive Plan. In addition, our majority stockholders have, by written consent without a meeting, approved the reverse stock split, the name change and the 2007 Stock Incentive Plan. These changes are expected to be effective in mid-May 2007.

The purpose of the reverse stock split is to reduce the number of shares of our outstanding common stock. As a result of the reverse stock split, each ten shares of common stock will be combined into one share of common stock. Stockholders will receive cash in lieu of any fraction of a share that any stockholder would otherwise be entitled to receive as a result of the reverse stock split.

The purpose of the name change to Invenda Corporation is to establish a brand identity that more accurately reflects our current businesses. The name E-centives was reflective of our first product line, which commenced in 1996, that powered electronic incentives. Since then, our offerings have evolved and expanded, both through internal development and corporate acquisitions of four different businesses. Therefore, the name E-centives no longer accurately represents our range of offerings. In connection with the name change to Invenda Corporation, we also intend to change our trading symbol to “INVN” on the SWX Swiss Exchange.

The 2007 Stock Incentive Plan will serve as a tool to attract employees and to encourage current employees by offering an opportunity to acquire or increase a direct proprietary interest in our operations and future success.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of E-centives, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-42574))
3.3	Amended and Restated Bylaws of E-centives, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-42574))
5.3+	2007 Stock Incentive Plan. (incorporated herein by reference to Appendix C to the Company’s Information Statement on Schedule 14C filed April 23, 2007).
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed or furnished with this report.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007

E-CENTIVES, INC.

By:

Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)