Form 10QSB
period 2007-06-30
INVENDA CORP
filed 2007-08-10
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 000-31559

INVENDA CORPORATION

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

As of August 7, 2007, there were 10,048,262 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

INVENDA CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVENDA CORPORATION

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$253,173	$586,051
Accounts receivable, net of allowance for doubtful accounts of $67,301 and $73,536 at June 30, 2007 and December 31, 2006, respectively.	1,028,252	2,020,823
Other receivables	—	43,033
Prepaid expenses	156,271	63,872
Deferred financing fee	96,086	246,454
Other	11,000	11,000

Total current assets	1,544,782	2,971,233
Property and equipment, net	384,243	346,185
Other intangible assets, net	883,879	1,195,836
Other assets	16,011	16,011

Total assets	$2,828,915	$4,529,265

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Short term debt	$8,250,000	$8,250,000
Interest and final payment fee payable	1,898,834	1,411,410
Accounts payable	1,250,168	905,713
Accrued expenses	384,368	204,404
Deferred revenue	59,552	175,572
Other liabilities	34,419	111,853

Total current liabilities	11,877,341	11,058,952
Other long-term liabilities	24,286	35,578

Total liabilities	11,901,627	11,094,530

Commitments and contingencies
Convertible redeemable preferred stock
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized and 0 and 3,239,986 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	—	12,959,940

Total convertible redeemable preferred stock	—	12,959,940

Stockholders’ deficit:
Common stock, $.01 par value, 120,000,000 shares authorized, 10,048,262 and 6,254,376 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	100,483	62,544
Additional paid-in capital	142,780,068	127,661,812
Accumulated deficit	(151,953,263)	(147,249,561)

Total stockholders’ deficit	(9,072,712)	(19,525,205)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$2,828,915	$4,529,265

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
	(unaudited)
Revenue
Product Sales	$1,451,015	$1,434,929	$2,900,265	$2,796,938
Royalties	11,065	14,457	28,848	33,396

Total revenue	1,462,080	1,449,386	2,929,113	2,830,334

Operating expenses (income)
Cost of revenue	888,755	819,718	1,777,172	1,574,165
Product development, inclusive of stock-based compensation of $2,242 and $4,561 for the three and six months ended June 30, 2007 and $9,166 and $18,815 for the three and six months ended June 30, 2006, respectively.	310,315	236,270	553,167	487,214
General and administrative, inclusive of stock-based compensation of $4,612 and $19,440 for the three and six months ended June 30, 2007 and $32,081 and $64,586 for the three and six months ended June 30, 2006, respectively.	1,038,729	764,664	2,084,099	1,840,959
Sales and marketing, inclusive of stock-based compensation of $1,548 and $3,514 for the three and six months ended June 30, 2007 and $11,729 and $3,100 for the three and six months ended June 30, 2006, respectively.	305,651	357,792	607,631	732,932
Other income	(41,667)	(125,000)	(166,667)	(250,000)

Total operating expenses (income)	2,501,783	2,053,444	4,855,402	4,385,270

Loss from operations	(1,039,703)	(604,058)	(1,926,289)	(1,554,936)
Interest expense	(322,338)	(308,322)	(643,234)	(713,703)
Interest income	2,574	2,606	7,970	4,379

Loss before income taxes	(1,359,467)	(909,774)	(2,561,553)	(2,264,260)
Income taxes	—	—	—	—

Net loss	(1,359,467)	(909,774)	(2,561,553)	(2,264,260)

Dividends on convertible redeemable preferred stock	2,142,149	—	2,142,149	—

Net loss attributable to common stockholders	$(3,501,616)	$(909,774)	$(4,703,702)	$(2,264,260)

Basic and diluted net loss per common share	$(0.40)	$(0.15)	$(0.63)	$(0.36)

Shares used to compute basic and diluted net loss per common share	8,789,040	6,228,899	7,517,827	6,222,941

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(unaudited)
Cash flows used in operating activities:
Net loss	$(2,561,553)	$(2,264,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,379	372,629
Amortization of deferred financing fee	150,368	210,871
Stock-based compensation	27,515	86,501
Issuance of common stock for services	—	3,875
Provision for doubtful accounts	18,000	10,000
(Increase) decrease in:
Accounts receivable	974,571	(75,427)
Other receivables	43,033	351,397
Prepaid expenses and other current assets	(92,399)	(59,777)
Increase (decrease) in:
Accounts payable	344,455	(47,973)
Accrued expenses and other liabilities	578,662	366,781
Deferred revenue	(116,020)	47,886

Net cash used in operating activities	(220,989)	(997,497)

Cash flows from investing activities:
Acquisition of property and equipment	(138,480)	(80,864)

Net cash used in investing activities	(138,480)	(80,864)

Cash flows from financing activities:
Payments on obligations under capital leases	—	(5,208)
Proceeds from issuance of debt	—	1,000,000
Debt issuance costs	—	(100,000)
Exercise of warrants	17,003	—
Exercise of stock options	9,588	41,414

Net cash provided by financing activities	26,591	936,206

Net decrease in cash and cash equivalents	(332,878)	(142,155)
Cash and cash equivalents, beginning of period	586,051	467,295

Cash and cash equivalents, end of period	$253,173	$325,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,441	$10,927

Supplemental disclosure of non-cash investing and financing activities:

Effective April 30, 2007, all shares of the Company’s Series C preferred stock was converted into 3,239,986 shares of the Company’s common stock.

Effective April 30, 2007, accrued dividends of $2,142,149 on the Company’s Series C preferred stock were converted into 535,537 shares of the Company’s common stock.

During May 2007, the Company implemented a one-for-ten reverse stock split of the Company’s outstanding shares of common stock that reduced the shares outstanding from approximately 100,327,738 shares to approximately 10,032,774 shares.

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) DESCRIPTION OF BUSINESS

Invenda Corporation (“Invenda” or the “Company”) was originally established as Imaginex, Inc. on August 2, 1996, through incorporation in the State of Delaware. In October 1996, March 1999 and May 2007 the Company amended its Certificate of Incorporation to change its name to Emaginet, Inc., E-centives, Inc. and to Invenda Corporation, respectively.

The purpose of the name change to Invenda Corporation was to establish a brand identity that more accurately reflects the Company’s current businesses. The name E-centives reflected the Company’s main product at the time which was related to electronic incentives. The Company has been providing a multitude of other products and services via three business units, as described below, for several years. Invenda acts as an umbrella for the three business units.

Invenda provides digital marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. Invenda currently consists of three business units: Collabrys, E-centives and ConsumerREVIEW.com. Through its business units, the Company provides acquisition and retention solutions for companies that do business with millions of Internet users every day. For financial reporting purposes, the Company currently organizes its revenues into two operating segments: Digital Marketing Solutions (formerly the Interactive Database Marketing or “IDBM” division) and Digital Media (formerly the ConsumerREVIEW.com division). Digital Marketing Solutions includes the Collabrys and the E-centives business units and Digital Media includes the ConsumerREVIEW.com business unit.

The principal offerings of the business units in Digital Marketing Solutions include data warehousing, online reporting, Internet couponing and promotions, e-mail marketing, strategic consulting and program management, user experience design and development, as well as analytics and data mining. The principal offerings of the business unit in Digital Media are on-line advertising and e-commerce services.

One of the Company’s Digital Marketing Solutions customers, Reckitt Benckiser, contributed 30% and 28%, respectively, of the Company’s revenue for the six months ended June 30, 2007 and 2006. The customer’s initial contract expired in October 2002 and the customer has subsequently signed five annual renewal agreements, with the most recent renewal expiring on December 31, 2007. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Friedli Corporate Finance, Inc., Belize has committed to providing the Company’s funding needs through the second quarter of 2008. The commitment includes funding needs of Invenda to payoff any existing notes payable not otherwise under the control of Peter Friedli. Furthermore, Peter Friedli will not call any of the notes payable due to organizations controlled by Peter Friedli prior to July 1, 2008. If Friedli Corporate Finance, Inc., Belize is unable to fulfill its financing commitment or the Company is not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, the Company is not likely to be able to replace such committed funds on acceptable terms or at all. If future revenues are insufficient to cover the Company’s operating costs, the Company will need to secure additional funds to continue operations. In addition, the Company may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund the Company’s future expansion or to make acquisitions. The Company may not find any additional financing on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue its business, and would need to seek bankruptcy protection or a buyer for its assets.

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

In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2007 and the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

In April 2007, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, causing each ten shares of outstanding common stock to be combined into one share of common stock. The reverse split became effective at the close of business on May 18, 2007. Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to additional paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

(3) SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Revenue is currently generated by providing the services of the Company’s two operating segments: Digital Marketing Solutions and Digital Media.

Digital Marketing Solutions, which represented 66% and 57% of the Company’s revenue for the six months ended June 30, 2007 and 2006, respectively, allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, coupon and promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the second quarter of 2005, the Company began to receive royalties from licensing two of its patents. This was the result of a settlement of a lawsuit with Coupons, Inc. whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

Digital Media, consisting of ConsumerREVIEW.com, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. Digital Media represented 34% and 43% of the Company’s total revenue for the six months ended June 30, 2007 and 2006, respectively.

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

(5) CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2006, the Company issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and one 4% convertible promissory note with a principal balance of $1,000,000.During the year ended December 31, 2005 the Company issued three 10% convertible promissory notes with principal balances totaling $4,500,000. As of June 30, 2007, the aggregate principal balance of $7,000,000 for the convertible promissory notes was classified as short-term debt. The terms of the 10% convertible promissory notes and the 4% convertible promissory note include (adjusted for the reverse stock split that occurred in May 2007), among other things:

•	a 10% or 4% interest rate, respectively;

•

a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4.00 per share;

•

The Series C convertible preferred stock into which the convertible promissory notes are convertible has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into one share of common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company.

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

As of June 30, 2007, approximately $944,000 of the interest and final payment fee payable balance included accrued interest associated with these convertible promissory notes. One of the 10% convertible promissory notes issued during the year ended December 31, 2005 has a one-time final payment charge of 8% of the principal for each year that the principal is not repaid on or before each annual anniversary of the date the note was issued, with a maximum of 16%. As of June 30, 2007, approximately $385,000 of the interest and final payment fee payable balance included the accrual for the final payment charges associated with this 10% convertible promissory note. If the Company holds this 10% convertible promissory note to maturity, a final payment charge of $480,000 will be due.

During the period from May 2003 through January 2005, the Company issued 8% convertible promissory notes with principal balances totaling $11,000,000. On March 31, 2005, 8% convertible promissory notes with principal balances totaling $9,750,000, along with accrued interest of approximately $709,000, were converted into 2,614,794 shares of Series C convertible preferred stock. As of June 30, 2007, the aggregate remaining balance of $1,250,000 was classified as short-term debt and approximately $195,000 of the interest and final payment fee payable balance represents accrued interest associated with these convertible promissory notes. The interest and final payment fee payable balance also included approximately $375,000 (the maximum final payment fee payable) related to the final payment charges associated with the 8% convertible promissory notes. The terms of the 8% convertible promissory notes (adjusted for the reverse stock split that occurred in May 2007) include, among other things:

•	an 8% interest rate;

•

an automatic conversion feature, whereby the notes automatically convert into shares of the Company’s common stock at a conversion rate, as defined in the notes, on the date when the average trading price on the SWX Swiss Exchange of the Company’s common stock for 30 consecutive trading days has been equal to or greater than 27.5 CHF.

•	the conversion price will be 20 CHF or lower in certain circumstances described below (as converted to U. S. dollars pursuant to a then recent exchange rate, as calculated by the Company);

•

The number of shares of common stock to which the holders of the 8% convertible promissory notes will be entitled upon an automatic conversion would be equal to the product of the principal amount outstanding under the convertible notes divided by the average trading price on the SWX Swiss Exchange of the common stock for the five previous trading days (but in no event higher than CHF 20). If all of the aggregated principal amount of the 8% convertible promissory notes outstanding as of June 30, 2007 were to be converted into shares of common stock at the conversion price of 20 CHF (assuming an exchange rate of 1.2164 CHF per one U.S. Dollar as of June 30, 2007), the aggregated number of shares issued upon such conversion would be approximately 76,800;

•	a one-time final payment charge of 10% of the principal for each year that the principal is not paid on or before each annual anniversary of the date the notes were issued (with a maximum of 30%); and

•	a security interest in substantially all of the Company’s assets.

See below for a schedule of the Company’s outstanding convertible promissory notes as of June 30, 2007:

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

(6) SERIES C CONVERTIBLE PREFERRED STOCK

Effective April 30, 2007 all holders of the series C preferred stock exercised their option to convert their preferred shares, together with unpaid dividends accrued until April 30, 2007, into shares of the Company’s common stock. As a result 3,239,986 shares of series C preferred stock were converted into 3,239,986 shares of common stock and 535,537 shares of common stock were issued as dividends. These share numbers reflect the reverse stock split which occurred after the effective date of the conversion.

(7) STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan, which was adopted in May 2007, provides and its Amended and Restated Stock Incentive and Option Plan, which expired in August 2006, provided for the grant of options, restricted stock and other stock-based compensation to the Company’s employees, consultants and advisors. Options typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of the Company. Typically, an option expires ten years after it is granted. In addition, the plans allow for grants of options the vesting of which is tied to the employee’s performance. The plans provide for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

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

Expected volatility	102% - 129%
Expected dividends	0%
Risk-free rate	2.46% - 5.10%
Expected term	6.25 years
Exercise price	$1.30 - $5.70

For the six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense of approximately $28,000 and $87,000, respectively.

At June 30, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $87,000. The Company expects to recognize this cost over a weighted average period of approximately 1.1 years. The total fair value of options vested during the six months ended June 30, 2007 was approximately $36,000. The total intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $12,000.

The Company did not grant any options to employees during the six months ended June 30, 2007. A summary of option activity under the Company’s plan, as of June 30, 2007 and changes during the period then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, January 1, 2007	672,010	$13.40	3.9 years
Granted during the period	—
Exercised during the period	(7,375)	$1.30
Cancelled during the period	(3,325)	$4.68
Outstanding, June 30, 2007	661,310	$13.58	3.3 years	$1,215,033

Exercisable, June 30, 2007	632,135	$14.12	3.1 years	$1,166,613

(1)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at June 30, 2007, $3.49 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of June 30, 2007, and changes during the period then ended, is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	40,450	$4.46
Granted	—
Vested	(8,000)	$4.56
Forfeited	(3,275)	$3.24
Non-vested at June 30, 2007	29,175	$4.57

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

(9) SEGMENT INFORMATION

(a) Operating Segments

Starting in 2002, with the acquisition of substantially all of the assets of Consumer Review, Inc., the Company has two reportable operating segments: Digital Marketing Solutions (formerly called IDBM) and Digital Media (formerly called ConsumerREVIEW.com). Digital Marketing Solutions, which includes the Collabrys and E-centives business units, provides such services as data warehousing, online reporting, Internet couponing and promotions, e-mail marketing, strategic consulting and program management, user experience design and development, and analytics and data mining; while Digital Media, which includes ConsumerREVEIW.com, provides on-line advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the reportable operating segments as of and for the three and six months ended June 30, 2007 and 2006 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

As of and for three months ended June 30, 2007 and 2006:

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$916,114	$545,966	$1,462,080	$—		$1,462,080
Operating loss	(882,323)	(157,380)	(1,039,703)	—		(1,039,703)
Depreciation and amortization	205,102	3,516	208,618	—		208,618
Capital expenditures	19,798	—	19,798	—		19,798
Assets	2,204,511	371,231	2,575,742	253,173	(1)	2,828,915

2006	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts s		Total
Operating revenue	$851,208	$598,178	$1,449,386	$—		$1,449,386
Operating loss	(551,010)	(53,048)	(604,058)	—		(604,058)
Depreciation and amortization	182,365	2,342	184,707	—		184,707
Capital expenditures	80,864	—	80,864	—		80,864
Assets	3,071,146	412,642	3,483,788	325,140	(1)	3,808,928

For the six months ended June 30, 2007 and 2006:

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts	Total
Operating revenue	$1,924,728	$1,004,385	$2,929,113	$—	$2,929,113
Operating loss	(1,538,479)	(387,810)	(1,926,289)	—	(1,926,289)
Depreciation and amortization	405,423	6,956	412,379	—	412,379
Capital expenditures	132,636	5,844	138,480	—	138,480

2006	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts s	Total
Operating revenue	$1,617,809	$1,212,525	$2,830,334	$—	$2,830,334
Operating loss	(1,420,828)	(134,108)	(1,554,936)	—	(1,554,936)
Depreciation and amortization	368,130	4,499	372,629	—	372,629
Capital expenditures	80,864	—	80,864	—	80,864

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents.

(b) Customers

For the six months ended June 30, 2007, two of the Company’s Digital Marketing Solutions customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $886,000 and $781,000, respectively, in revenue for the six months ended June 30, 2007 and 2006, or 30% and 28%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into five renewal agreements, with the most recent one expiring on December 31, 2007.

TracFone Wireless, Inc. contributed $435,000 and $216,000, respectively, in revenue for the six months ended June 30, 2007 and 2006, or 15% and 8%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement ended in March 2006 and the customer subsequently entered into renewal agreements, with the most recent one currently being negotiated.

No other customer represented 10% or more of the Company’s revenue for the six months ended June 30, 2007 and 2006.

(10) LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of June 30, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On November 14, 2002, the Company filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, the Company alleged infringement of two U.S. patents relating to online coupons, rights to which the Company acquired from BrightStreet.com. On April 25, 2005 the companies reached a settlement, in which the Company received an aggregate of $1 million over two years (starting in May 2005 and ending in April 2007), in exchange for the release of all claims raised in the suit, including claims of lost profits and past royalties. As part of the settlement, Coupons, Inc. has been granted a limited license to the two patents pursuant to which the Company may receive royalty payments based on future revenue of Coupons, Inc. related to these patents. The $1 million, which was in received in full, was recognized as Other Income on a cash receipts basis due to the uncertainty as to its collection.

(11) RELATED PARTY TRANSACTIONS

Peter Friedli, one of the Company’s stockholders and a director, has relationships with several of the Company’s investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc. and Joyce, Ltd He also serves as President of US Venture 05, Inc., InVenture, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., Belize, a consulting company that is utilized by the Company.

Effective April 30, 2007, all holders of series C preferred stock (all of which are related parties of Peter Friedli) exercised their option to convert their series C preferred shares, together with unpaid dividends accrued until April 30, 2007, into shares of the Company’s common stock. As a result 3,239,986 shares of series C preferred stock were converted into 3,239,986 shares of common stock and 535,537 shares of common stock were issued as dividends. These share numbers reflect the reverse stock split, which occurred on May 18, 2007 after the effective date of the conversion.

During the year ended December 31, 2006, the Company issued three 10% convertible promissory notes with principal amounts totaling $1,500,000 and one 4% convertible promissory note with a principal amount of $1,000,000 to a company affiliated with Peter Frieldi.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc., Belize, which has been renewed several times, with the most recent expiring in November 2008. Under the agreement, Friedli Corporate Finance, Inc., Belize provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc., Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to this agreement, Friedli Corporate Finance, Inc., Belize is paid $4,000 per month plus reimbursement of expenses related to services. Consulting expense under the Friedli Corporate Finance, Inc., Belize agreement was approximately $24,000 for each of the six month periods ending June 30, 2007 and 2006. As a result of additional investment banking services and costs related with securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc., Belize was paid $250,000 during the year ended December 31, 2006, which they have indicated may be distributed to a number of third party banks who assisted in the financing efforts.

(12) RECENT DEVELOPMENTS

On April 23, 2007, the Company filed an Information Statement on Schedule 14C announcing that the Board of Directors had approved an amendment to the Company’s Restated Certificate of Incorporation to implement a one-for-ten reverse stock split of the Company outstanding shares of common stock and a name change to Invenda Corporation. The Board of Directors also approved the adoption of a 2007 Stock Incentive Plan. In addition, the majority stockholders, by written consent without a meeting, approved the reverse stock split, the name change and the 2007 Stock Incentive Plan. These changes were effective on May 18, 2007.

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

OVERVIEW

General

We provide digital marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. We were founded in 1996 to enable businesses to acquire and retain customers through the Internet. With our proprietary technologies and services, we provide customer acquisition and retention solutions for companies that do business with millions of Internet users every day. We currently derive our revenues from two operating segments: Digital Marketing Solutions (formerly called the Interactive Database Marketing division) and Digital Media (formerly called the ConsumerREVIEW.com division).

•

Our Digital Marketing Solutions segment, which consists of our Collabrys and E-centives business units, offers a suite of digital marketing technologies and services, including e-mail marketing, Internet couponing and promotions, data warehousing, online reporting, strategic consulting and program management, user experience design and development, and analytics and data mining. Through a hosted technology infrastructure, we provide solutions for relationship marketing, including creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives, as well as data management and tracking of individual consumer’s responses to such activities.

•

Our Digital Media segment, which includes ConsumerREVIEW.com, manages web communities around common product interests, and provides on-line advertising and e-commerce services through its network of web communities. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. We focus on creating an online environment that fosters communication and consumer-generated reviews of products, by providing an interface to a large database of product information, forums, and other useful content.

For financial information regarding our reportable operating segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 9 of the Notes to Financial Statements.

To date we have not been profitable, incurring net losses of $2,562,000 for the six months ended June 30, 2007 and net losses of $3,096,000 and $4,263,000 for the years ended December 31, 2006 and 2005, respectively. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

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

We have focused on further building our products and services through internal development. We gained new clients through our internal sales force, and expanded our relationship with existing clients through the provision of additional products and services. We have renewed agreements with key clients, including Reckitt Benckiser, whose renewals have also included the expansion of the solutions we provide to them. We plan to continue to evaluate corporate acquisitions or other strategic arrangements that could enable us to increase our revenues, expand our list of clients or add to our products and services.

We are changing the sales force of our Collabrys and E-centives business units and continue to look for sales personnel whose background and experience are suited to positively impact our revenue. As we do this, executive management is actively involved in all sales opportunities. We have revamped and expanded our client services and service delivery personnel in order to improve operational efficiencies and enhance our strategic capabilities. We believe these changes will enable us to acquire new clients and to better focus on increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them. ConsumerREVIEW.com is focusing on enhancing the user experience on its sites, growing traffic to its various sites and increasing business with its existing clients and expanding its number of advertiser clients.

We believe that the combination of expense reduction and control measures, new sales and client services resources and the pursuit of additional acquisitions will enable us to achieve profitability, although there can be no assurances as to the timing or effectiveness of any such efforts. If future revenues are insufficient to cover our operating costs or if we do not receive the proceeds from the financing commitments or obtain addition funding, we may not be able to obtain replacement or additional financing on acceptable terms or at all. In such event, we would not be able to continue our operations, which could result in the full loss of your investment in us. (See “Liquidity and Capital Resources” below for further details.)

Recent Events

On April 23, 2007 we filed an Information Statement on Schedule 14C announcing that our Board of Directors had approved an amendment to our Restated Certificate of Incorporation to implement a one-for-ten reverse stock split of our outstanding shares of common stock and a name change to Invenda Corporation. The Board of Directors also approved the adoption of a 2007 Stock Incentive Plan. The majority stockholders, by written consent without a meeting, approved the reverse stock split, the name change and the 2007 Stock Incentive Plan. These changes were effective on May 18, 2007.

The purpose of the reverse stock split was to reduce the number of shares of our outstanding common stock. As a result of the reverse stock split, each ten shares of common stock were combined into one share of common stock. Stockholders received cash in lieu of any fraction of a share that any stockholder would otherwise be entitled to receive as a result of the reverse stock split.

The purpose of the name change to Invenda Corporation was to establish a brand identity that more accurately reflects our current businesses. In connection with the name change to Invenda Corporation, we changed our trading symbol to “INVN” on the SWX Swiss Exchange.

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

Related Party Transactions

Peter Friedli, one of our stockholders and a director, has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc., Pine, Inc., InVenture, Inc. and Joyce, Ltd. He also serves as President of US Venture 05, Inc. , InVenture, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President and a controlling stockholder of Friedli Corporate Finance, Inc., Belize. Mr. Friedli engaged in a number of transactions with us, both directly and through companies with which he has affiliations, as follows:

Funding Commitment and Promissory Notes. Friedli Corporate Finance, Inc., Belize has committed to providing our funding needs through the second quarter of 2008. The commitment includes funding needs to payoff any existing notes payable not otherwise under the control of Peter Friedli. Furthermore, Peter Friedli will not call any of the notes payable due to organizations controlled by Peter Friedli prior to July 1, 2008.

During the year ended December 31, 2006, we issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and one 4% convertible promissory note with a principal balance of $1,000,000 to a company affiliated with Peter Friedli. The terms of the convertible promissory notes include, among other things:

•	an interest rate of 10% or 4%, respectively;

•

a conversion feature, whereby the principal amount of and accrued interest on the note is convertible at the option of the holder at any time into shares of Series C preferred stock at a conversion price of $4 per share;

•

The Series C convertible preferred stock into which the convertible promissory notes are convertible has an issue price of $4.00 per share, has an 8% cumulative dividend feature, is convertible into one share of our common stock and has a liquidation feature providing for a payment of two times the initial purchase price upon a liquidation, dissolution, merger or sale of the company.

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

Series C Preferred Stock. Effective April 30, 2007, Peter Friedli, InVenture, Inc., Venturetec, Inc. and US Venture 05, Inc. exercised their option to convert their series C preferred shares, together with unpaid dividends accrued until April 30, 2007, into shares of common stock. As a result 3,239,986 shares of series C preferred stock were converted into 3,239,986 shares of common stock and 535,537 shares of common stock were issued as dividends. These share numbers reflect the reverse stock split which occurred on May 18, 2007, after the effective date of the conversion.

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

Friedli Corporate Finance, Inc., Belize also provides investment banking services, including but not limited to, helping raise funds for the Company. Friedli Corporate Finance, Inc., Belize was paid $250,000, for such services and related costs for the year ended December 31, 2006, which they have indicated to us may be distributed to a number of third party banks who assisted in the financing efforts.

As of June 30, 2007, only one member of our Board of Directors, David Jodoin, is independent.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended June 30, 2007 and 2006.

Revenue. Revenue increased by $13,000, or 1%, to $1,462,000 for the three months ended June 30, 2007, compared to $1,449,000 for the three months ended June 30, 2006.

The Digital Marketing Solutions segment’s revenue of $916,000 was higher by $65,000 and the Digital Media’s revenue of $546,000 was lower by $52,000 when compared to the prior year.

The increase for the Digital Marketing Solutions segment primarily relates to renewal contracts for 2007 being larger than the contracts for 2006. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them.

The Digital Media segment’s decrease in revenue can be attributed to the decline of agency driven media buys due to the small size of ConsumerREVIEW.com’s overall network in comparison to other sites on the Internet. This size issue prevents our network from being listed high enough in the media buyers’ planning tools. To help alleviate this situation and improve our future revenue, we are focusing on additional traffic and better marketing efforts.

We continue to focus on increasing future revenue by acquiring new clients and increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network and hosting charges. For the three months ended June 30, 2007, cost of revenue related expenses of $889,000 was $69,000, or 8%, higher than the $820,000 for the three months ended June 30, 2006. This increase can be primarily attributed to higher personnel related costs.

Our future cost of revenue expense will fluctuate based on future revenue activity; however, there are some fixed costs that will not necessarily change as revenue increases or decreases. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $2,000 and $9,000 for the three months ended June 30, 2007 and 2006, increased by $81,000 or 36% to $308,000 for the three months ended June 30, 2007, compared to $227,000 for the three months ended June 30, 2006. This increase can be primarily attributed to the use of outside consultants in the Digital Marketing Solutions segment.

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses, exclusive of stock-based compensation of approximately $5,000 and $32,000 for the three months ended June 30, 2007 and 2006, increased by $301,000, or 41%, to $1,034,000 for the three months ended June 30, 2007 when compared to $733,000 for the three months ended June 30, 2006. A large portion of the increase was due to the reversal in the second quarter of 2006 of a $250,000 accrual that was recorded in 2001 associated with a legal settlement. The accrual was reversed because the payment of the amount was no longer deemed probable. A portion of this increase can also be attributed to higher legal bills associated with the reverse stock split, the name change to Invenda Corporation, the adoption of a 2007 Stock Incentive Plan and the conversion of series C preferred stock into common stock.

General and administrative expenses are expected to stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $2,000 and $12,000 for the three months ended June 30, 2007 and 2006, were $304,000 and $346,000, respectively. The expenses for the quarter ended June 30, 2007 were lower by $42,000, or 12%, primarily due to lower commissions for ConsumerREVIEW.com and the Collabrys and E-centives business units having fewer sales personnel during 2007.

We expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $8,000 and $53,000 for the three months ended June 30, 2007 and June 30, 2006, respectively, represent our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Other Income. Other income for the three months ended June 30, 2007 and 2006 was $42,000 and $125,000, respectively. Other income represents payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1 million dollars over a two year period, starting in May 2005 and ending in April 2007 (see “Item 1 – Legal Proceedings” for further details.) This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense primarily consists of interest and final payment fees related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $322,000 for the three months ended June 30, 2007 was $14,000 higher than the interest expense of $308,000 for the three months ended June 30, 2006. This increase reflects higher convertible promissory note interest of approximately $33,000 resulting from the higher amount of debt held during the three months ended June 30, 2007, higher deferred financing fee amortization of approximately $7,000 and lower final payment fees of approximately $28,000 due to some of the convertible promissory notes final payment fees reaching the maximum amount payable.

Net Loss. Net loss increased by $449,000 to $1,359,000 for the three months ended June 30, 2007, compared to $910,000 for the three months ended June 30, 2006. This is the combined effect of higher revenue of $13,000, an increase in operating expenses of $448,000 and higher interest expense of $14,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Collabrys and E-centives business units and improved user experience in some of our ConsumerREVIEW.com sites, as well as constant operating costs.

The following presents our financial position and results of operations as of and for the six months ended June 30, 2007 and 2006.

Revenue. Revenue increased by $99,000, or 3%, to $2,929,000 for the six months ended June 30, 2007, compared to $2,830,000 for the six months ended June 30, 2006.

The Digital Marketing Solutions segment’s revenue of $1,925,000 was higher by $307,000 and the Digital Media segment’s revenue of $1,004,000 was lower by $208,000 when compared to the prior year.

The increase for Digital Marketing Solutions primarily relates to renewal contracts for 2007 being larger than the contracts for 2006. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them.

The Digital Media segment’s decrease in revenue can be attributed to the decline of agency driven media buys due to the small size of ConsumerREVIEW.com’s overall network in comparison to other sites on the Internet. This size issue prevents our network from being listed high enough in the media buyers’ planning tools. To help alleviate this situation and improve our future revenue, we are focusing on additional traffic and better marketing efforts.

Cost of Revenue. For the six months ended June 30, 2007, cost of revenue related expenses of $1,777,000 was $203,000, or 13%, higher than the $1,574,000 for the six months ended June 30, 2006. This increase can be primarily attributed to higher personnel related costs in both the Digital Marketing Solutions and Digital Media segments.

Product Development. Product development expense, exclusive of stock-based compensation of approximately $5,000 and $19,000 for the six months ended June 30, 2007 and 2006, increased by $80,000 or 17% to $548,000 for the six months ended June 30, 2007, compared to $468,000 for the six months ended June 30, 2006. This increase can be primarily attributed to the use of outside consultants in the Digital Marketing Solutions segment.

General and Administrative. General and administrative expenses, exclusive of stock-based compensation of approximately $19,000 and $65,000 for the six months ended June 30, 2007 and 2006, increased $288,000, or 16%, to $2,064,000 for the six months ended June 30, 2007 when compared to $1,776,000 for the six months ended June 30, 2006. A large portion of the increase was due to the reversal in the second quarter of 2006 of a $250,000 accrual that was recorded in 2001 associated with a legal settlement. The accrual was reversed because the payment of the amount was no longer deemed probable. A portion of this increase can also be attributed to higher legal bills associated with the reverse stock split, the name change to Invenda Corporation, the adoption of a 2007 Stock Incentive Plan and the conversion of series C preferred stock into common stock.

Sales and Marketing. Sales and marketing expenses, exclusive of stock-based compensation of approximately $4,000 and $3,000 for the six months ended June 30, 2007 and 2006, were $604,000 and $730,000, respectively. The expenses for the six months ended June 30, 2007 were lower by $126,000, or 17%, primarily due to the Collabrys and E-centives business units having fewer sales personnel during 2007.

Stock-based Compensation. Stock-based compensation expense of approximately $28,000 and $87,000 for the six months ended June 30, 2007 and June 30, 2006, respectively, represent our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Other Income. Other income for the six months ended June 30, 2007 and 2006 was $167,000 and $250,000, respectively. Other income represents payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1 million dollars over a two year period, starting in May 2005 and ending in April 2007 (see “Item 1 – Legal Proceedings” for further details.) This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense of $643,000 for the six months ended June 30, 2007 was $71,000 lower than the interest expense of $714,000 for the six months ended June 30, 2006. This decrease reflects lower deferred financing fee amortization of approximately $60,000, lower final payment fees of approximately $83,000 due to some of the convertible promissory notes final payment fees reaching the maximum amount payable and higher convertible promissory note interest of approximately $71,000 resulting from the higher amount of debt held during the six months ended June 30, 2007.

Net Loss. Net loss increased by $298,000 to $2,562,000 for the six months ended June 30, 2007, compared to $2,264,000 for the six months ended June 30, 2006. This is the combined effect of higher revenue of $99,000, an increase in operating expenses of $470,000 and lower interest expense of $71,000.

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

In March 2003, we executed convertible promissory notes for an aggregate sum of up to $6 million, from which we could draw down against at any time and in any amount during the first two years of the notes. Subsequent to the issuance of the promissory notes, we agreed to assemble a syndicate of third parties to whom we would issue convertible promissory notes on terms similar to the March 2003 convertible promissory notes. The aggregate dollar amount of the convertible promissory notes issued to third parties through the syndication process reduced, on a dollar-for-dollar basis, the $6 million convertible promissory notes and the balance, if any, would continue to be available to us under the initial $6 million commitment. The last convertible promissory note associated with the syndication process was issued on March 24, 2005, and through that date we issued convertible promissory notes totaling $11,000,000. As noted below, an aggregate of $9,750,000 of these convertible promissory notes were exchanged for shares of Series C convertible preferred stock.

In March 2005 we finalized the terms of a preferred stock financing with Friedli Corporate Finance, Inc., Belize that consisted of an offering of a newly created series of preferred stock designated Series C convertible preferred stock. We are authorized to issue up to 5,000,000 shares of the Series C convertible preferred stock at an issue price of $4.00 per share. From March 2005 through June 2005 we received $2,500,000 in new funding and issued 625,192 shares of Series C convertible preferred stock as part of the Series C preferred stock financing. On March 31, 2005 convertible promissory notes totaling $9,750,000, along with associated accrued interest, were exchanged for 2,614,794 shares of Series C convertible preferred stock. Effective April 30, 2007, all shares of Series C convertible preferred stock were converted into shares of common stock.

From July 2005 through December 2005 we issued three 10% convertible promissory notes with principal balances totaling $4,500,000 and during the year ended December 31, 2006 we issued three 10% convertible promissory notes with principal balances totaling $1,500,000 and one 4% convertible with a principal value of $1,000,000.

See below for a schedule of our outstanding convertible promissory notes as of June 30, 2007:

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

On June 30, 2007, we held $253,000 in cash and cash equivalents. Cash used in operating activities for the six months ended June 30, 2007 was $221,000, a decrease of $776,000 over the $997,000 for the six months ended June 30, 2006. Net losses adjusted for non-cash items was $1,953,000 for the six months ended June 30, 2007, while for the six months ended June 30, 2006 it was $1,580,000, an increase in net loss adjusted for non-cash items of $373,000. For the six months ended June 30, 2007 accounts receivable and other receivables decreased by $1,018,000 and prepaid expenses and other assets increased by $92,000, while for the six months ended June 30, 2006 accounts receivable and other receivables decreased by $276,000 and prepaid expenses and other assets increased by $60,000. Accounts payable and accrued expenses and other liabilities increased by $923,000 and $319,000, respectively, for the six months ended June 30, 2007 and June 30, 2006. Deferred revenue decreased by $116,000 for the six months ended June 30, 2007, while it increased by $48,000 for the six months ended June 30, 2006.

Investing activities for the six months ended June 30, 2007 and 2006 was $138,000 and $81,000, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the six months ended June 30, 2007, net cash provided by financing activities was $27,000 compared to the $936,000 for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2007 was received in association with the exercise of options and warrants. For the six months ended June 30, 2006, $900,000 related to funding, of which $1,000,000 was received from the issuance of convertible promissory notes and $100,000 was paid for debt issuance costs. We also received $41,000 in association with the exercise of options and made payments of $5,000 under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the second quarter of 2008. This forecast is based on our plan to use the funds from the financing commitment described below.

Friedli Corporate Finance, Inc., Belize has committed to provide our funding needs through the second quarter of 2008. The commitment includes funding needs to payoff any existing notes payable not otherwise under the control of Peter Friedli. Furthermore, Peter Friedli will not call any of the notes payable due to organizations controlled by Peter Friedli prior to July 1, 2008.

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

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of June 30, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

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

On November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. On April 25, 2005 the companies reached a settlement in which we received an aggregate of $1 million over two years (starting in May 2005 and ending in April 2007), in exchange for the release of all claims raised in the suit, including claims of lost profits and past royalties. As part of the settlement, Coupons, Inc. has been granted a limited license to the two patents, pursuant to which the Company may receive royalty payments based on future revenue of Coupons, Inc. related to these patents. The $1 million, all of which has been received, was recognized on a cash receipts basis due to the uncertainty as to its collection.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In an action by written consent, dated April 2, 2007, our Board of Directors unanimously approved an amendment of our Restated Certificate of Incorporation (“Amendment”) and a 2007 Stock Incentive Plan. The Amendment implemented a one-for-ten reverse stock split of our outstanding shares of common stock and a name change to Invenda Corporation. The Board of Directors also recommended that our stockholders authorize, adopt and approve the Amendment and the 2007 Stock Incentive Plan. (See “Item 5—Other Information” for further details”).

Section 242 of the Delaware General Corporation Law permits a Delaware corporation to amend its certificate of incorporation if the amendment is approved by the holders of a majority of the voting power of the outstanding capital stock of the corporation entitled to vote on the amendment.

On April 5, 2007, 63% of the voting power of our capital stock (as of the record date) executed and delivered written consent approving the Amendment and the 2007 Stock Incentive Plan. As a result, in accordance with Delaware law and the our Restated Certificate of Incorporation, the Amendment and the 2007 Stock Incentive Plan were approved and adopted by the holders of a majority of the voting power of the outstanding shares our capital stock entitled to vote on these matters. These changes were effective on May 18, 2007.

ITEM 5.	OTHER INFORMATION

On April 23, 2007 we filed an Information Statement on Schedule 14C announcing that our Board of Directors had approved an amendment to the our Restated Certificate of Incorporation to implement a one-for-ten reverse stock split of our outstanding shares of common stock and a name change to Invenda Corporation. The Board of Directors also approved the adoption of a 2007 Stock Incentive Plan. In addition, our majority stockholders have, by written consent without a meeting, approved the reverse stock split, the name change and the 2007 Stock Incentive Plan. These changes were effective on May 18, 2007.

The purpose of the reverse stock split was to reduce the number of shares of our outstanding common stock. As a result of the reverse stock split, each ten shares of common stock were combined into one share of common stock. Stockholders received cash in lieu of any fraction of a share that any stockholder would otherwise be entitled to receive as a result of the reverse stock split.

The purpose of the name change to Invenda Corporation was to establish a brand identity that more accurately reflects our current businesses. The name E-centives was reflective of our first product line, which commenced in 1996, that powered electronic incentives. Since then, our offerings have evolved and expanded, both through internal development and corporate acquisitions of four different businesses. Therefore, the name E-centives no longer accurately represented our range of offerings. In connection with the name change to Invenda Corporation, we changed our trading symbol to “INVN” on the SWX Swiss Exchange.

The 2007 Stock Incentive Plan will serve as a tool to attract employees and to encourage current employees by offering an opportunity to acquire or increase a direct proprietary interest in our operations and future success.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of E-centives, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-42574))

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of E-centives, Inc., dated May 17, 2007 (incorporated by reference to the Current Report on Form 8-K filed May 23, 2007)

3.3	Amended and Restated Bylaws of E-centives, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-42574))

5.3+	2007 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14C filed April 23, 2007).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed or furnished with this report.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007

INVENDA CORPORATION

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)