Form 10QSB
period 2007-09-30
INVENDA CORP
filed 2007-11-14
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 16,458,888 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

INVENDA CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVENDA CORPORATION

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$62,576	$586,051
Accounts receivable, net of allowance for doubtful accounts of $36,860 and $73,536 at September 30, 2007 and December 31, 2006, respectively.	1,313,517	2,020,823
Other receivables	—	43,033
Prepaid expenses	59,211	63,872
Deferred financing fee	—	246,454
Other	27,011	11,000

Total current assets	1,462,315	2,971,233
Property and equipment, net	344,056	346,185
Other intangible assets, net	727,900	1,195,836
Other assets	—	16,011

Total assets	$2,534,271	$4,529,265

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Short term debt	$—	$8,250,000
Interest and final payment fee payable	—	1,411,410
Accounts payable	1,559,180	905,713
Accrued expenses	386,754	204,404
Deferred revenue	435,458	175,572
Other liabilities	31,721	111,853

Total current liabilities	2,413,113	11,058,952
Other long-term liabilities	18,432	35,578

Total liabilities	2,431,545	11,094,530

Commitments and contingencies
Convertible redeemable preferred stock Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized and 0 and 3,239,986 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	—	12,959,940

Total convertible redeemable preferred stock	—	12,959,940

Stockholders’ equity (deficit):
Common stock, $.01 par value, 120,000,000 shares authorized, 16,458,888 and 6,254,376 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	164,589	62,544
Additional paid-in capital	165,109,165	127,661,812
Accumulated deficit	(165,171,028)	(147,249,561)

Total stockholders’ equity (deficit)	102,726	(19,525,205)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$2,534,271	$4,529,265

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenue
Product Sales	$1,415,532	$1,748,812	$4,315,797	$4,545,750
Royalties	9,744	13,064	38,592	46,460

Total revenue	1,425,276	1,761,876	4,354,389	4,592,210

Operating expenses (income)
Cost of revenue	840,947	760,752	2,618,119	2,334,917
Product development, inclusive of stock-based compensation of $2,304 and $6,865 for the three and nine months ended September 30, 2007 and $9,076 and $27,891 for the three and nine months ended September 30, 2006, respectively.	273,358	238,912	826,525	726,126
General and administrative, inclusive of stock-based compensation of $16,078 and $35,518 for the three and nine months ended September 30, 2007 and $24,503 and $89,087 for the three and nine months ended September 30, 2006, respectively.	946,719	871,746	3,030,818	2,712,705
Sales and marketing, inclusive of stock-based compensation of $1,736 and $5,250 for the three and nine months ended September 30, 2007 and ($3,024) and $76 for the three and nine months ended September 30, 2006, respectively.	260,887	307,411	868,518	1,040,343
Other income	—	(125,000)	(166,667)	(375,000)

Total operating expenses	2,321,911	2,053,821	7,177,313	6,439,091

Loss from operations	(896,635)	(291,945)	(2,822,924)	(1,846,881)
Non operating loss	(12,206,617)	—	(12,206,617)	—
Interest expense	(116,251)	(312,333)	(759,485)	(1,026,036)
Interest income	1,739	1,833	9,709	6,212

Loss before income taxes	(13,217,764)	(602,445)	(15,779,317)	(2,866,705)
Income taxes	—	—	—	—

Net loss	(13,217,764)	(602,445)	(15,779,317)	(2,866,705)
Dividends on convertible redeemable preferred stock	—	—	2,142,149	—

Net loss attributable to common stockholders	$(13,217,764)	$(602,445)	$(17,921,466)	$(2,866,705)

Basic and diluted net loss per common share	($1.21)	($0.10)	($2.07)	($0.46)

Shares used to compute basic and diluted net loss per common share	10,884,431	6,249,376	8,652,360	6,231,850

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(unaudited)
Cash flows used in operating activities:
Net loss	$(15,779,317)	$(2,866,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of promissory notes	12,206,617	—
Depreciation and amortization	619,280	569,572
Amortization of deferred financing fee	246,454	279,200
Stock-based compensation	47,633	117,054
Issuance of common stock for services	—	3,875
Provision for doubtful accounts	57,558	20,000
(Increase) decrease in:
Accounts receivable	649,748	(573,858)
Other receivables	43,033	317,272
Prepaid expenses and other current assets	4,661	(3,948)
Increase (decrease) in:
Accounts payable	653,467	4,533
Accrued expenses and other liabilities	590,129	563,749
Deferred revenue	259,886	464,175

Net cash used in operating activities	(400,851)	(1,105,081)

Cash flows from investing activities:
Acquisition of property and equipment	(149,215)	(328,955)

Net cash used in investing activities	(149,215)	(328,955)

Cash flows from financing activities:
Payments on obligations under capital leases	—	(5,208)
Proceeds from issuance of debt	—	1,500,000
Debt issuance costs	—	(150,000)
Exercise of warrants	17,003	—
Exercise of stock options	9,588	41,415

Net cash provided by financing activities	26,591	1,386,207

Net decrease in cash and cash equivalents	(523,475)	(47,829)
Cash and cash equivalents, beginning of period	586,051	467,295

Cash and cash equivalents, end of period	$62,576	$419,466

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,973	$13,973

Supplemental disclosure of non-cash investing and financing activities:

Effective April 30, 2007, all shares of the Company’s series C convertible preferred stock were converted into 3,239,986 shares of the Company’s common stock.

Effective April 30, 2007, accrued dividends of $2,142,149 on the Company’s series C convertible preferred stock were converted into 535,537 shares of the Company’s common stock.

During May 2007, the Company implemented a one-for-ten reverse stock split of the Company’s outstanding shares of common stock that reduced the shares outstanding from approximately 100,327,738 shares to approximately 10,032,774 shares.

Effective September 18, 2007, all of the Company’s outstanding convertible promissory notes with principal values totaling $8,250,000, plus accrued and unpaid interest and final payment fees payable, were exchanged for 6,410,626 shares of the Company’s common stock.

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

One of the Company’s Digital Marketing Solutions customers, Reckitt Benckiser, contributed 32% and 29%, respectively, of the Company’s revenue for the nine months ended September 30, 2007 and 2006. The customer’s initial contract expired in October 2002 and the customer has subsequently signed five annual renewal agreements, with the most recent renewal expiring on December 31, 2007. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently anticipates that future revenues and cash from its existing financing commitments will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through the third quarter of 2008. This forecast is based on the October 2007 sale and license of patents for $4 million (see Note 12) and the financing commitment by Friedli Corporate Finance, Inc., Belize to provide the Company with its funding needs through the third quarter of 2008.

If future revenues are not sufficient to cover operating costs, the Company will need to raise funds to continue operations. Additional funds may also be needed to respond to competitive pressures, to develop new or enhanced products or services, to fund expansion or to make acquisitions. If Friedli Corporate Finance, Inc., Belize is unable or unwilling to fulfill its financing commitment or the Company is not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, it is not likely that the Company will be able to replace such committed funds on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for its assets.

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

In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of September 30, 2007 and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006.

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

Digital Marketing Solutions, which represented 65% and 59% of the Company’s revenue for the nine months ended September 30, 2007 and 2006, respectively, allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, coupon and promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the second quarter of 2005, the Company began to receive royalties from licensing two of its patents. This was the result of a settlement of a lawsuit with Coupons, Inc. whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

Digital Media, consisting of ConsumerREVIEW.com, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. Digital Media represented 35% and 41% of the Company’s total revenue for the nine months ended September 30, 2007 and 2006, respectively.

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

On September 18, 2007, the Company entered into Note Exchange Agreements with the holders of all of the Company’s outstanding convertible promissory notes. Pursuant to the Note Exchange Agreements, the Company retired the debt represented by such convertible promissory notes of $8,250,000 plus accrued and unpaid interest and final payment fees, by exchanging the convertible promissory notes for an aggregate of 6,410,626 shares of the Company’s common stock. The convertible promissory notes were surrendered and terminated as part of the debt exchange. The common stock issued had a fair value in excess of the book value of the debt, resulting in a non operating loss of $12,206,617.

(6)	SERIES C CONVERTIBLE PREFERRED STOCK

Effective April 30, 2007 all holders of the series C convertible preferred stock exercised their option to convert their preferred shares, together with unpaid dividends accrued until April 30, 2007, into shares of the Company’s common stock. As a result 3,239,986 shares of series C convertible preferred stock were converted into 3,239,986 shares of common stock and 535,537 shares of common stock were issued as dividends. These share numbers reflect the reverse stock split which occurred after the effective date of the conversion.

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

Following the guidance prescribed in SAB 107, on January 1, 2006, the Company adopted FAS 123(R), Share-Based Payment (revised 2004), using the modified prospective method, and accordingly, the Company has not restated the results of operations from prior interim periods and fiscal years. Under FAS 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period over which the awards are expected to vest. The Company recognized stock-based compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006.

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

For the nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense of approximately $48,000 and $117,000, respectively.

At September 30, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $66,000. The Company expects to recognize this cost over a weighted average period of approximately 1 year. The total fair value of options vested during the nine months ended September 30, 2007 was approximately $40,000. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $12,000.

The Company did not grant any options to employees during the nine months ended September 30, 2007. A summary of option activity under the Company’s plan, as of September 30, 2007 and changes during the period then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, January 1, 2007	672,010	$13.40	3.9 years
Granted during the period	—
Exercised during the period	(7,375)	$1.30
Cancelled during the period	(302,753)	$13.82

Outstanding, September 30, 2007	361,882	$13.31	5.8 years	$643,051

Exercisable, September 30, 2007	333,757	$14.26	5.7 years	$594,657

(1)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at September 30, 2007, $3.49 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of September 30, 2007, and changes during the period then ended, is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	40,450	$4.46
Granted	—	$—
Vested	(8,800)	$4.50
Forfeited	(3,525)	$3.27

Non-vested at September 30, 2007	28,125	$4.60

(8)	INCOME TAX

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

Information as to the operations of the reportable operating segments as of and for the three and nine months ended September 30, 2007 and 2006 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

As of and for three months ended September 30, 2007 and 2006:

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$893,368	$531,908	$1,425,276	$—		$1,425,276
Operating loss	(767,387)	(129,248)	(896,635)	—		(896,635)
Depreciation and amortization	203,636	3,265	206,901	—		206,901
Capital expenditures	2,748	7,987	10,735	—		10,735
Assets	2,103,654	368,041	2,471,695	62,576	(1)	2,534,271

2006	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$1,111,142	$650,734	$1,761,876	$—		$1,761,876
Operating loss	(271,845)	(20,100)	(291,945)	—		(291,945)
Depreciation and amortization	194,446	2,497	196,943	—		196,943
Capital expenditures	248,091	—	248,091	—		248,091
Assets	3,516,960	466,374	3,983,334	419,466	(1)	4,402,800
For the nine months ended September 30, 2007 and 2006:

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,818,096	$1,536,293	$4,354,389	$—		$4,354,389
Operating loss	(2,305,866)	(517,058)	(2,822,924)	—		(2,822,924)
Depreciation and amortization	609,059	10,221	619,280	—		619,280
Capital expenditures	135,384	13,831	149,215	—		149,215

2006	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$2,728,951	$1,863,259	$4,592,210	$—		$4,592,210
Operating loss	(1,692,673)	(154,208)	(1,846,881)	—		(1,846,881)
Depreciation and amortization	562,576	6,996	569,572	—		569,572
Capital expenditures	328,955	—	328,955	—		328,955

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and equivalents.

(b)	Customers

For the nine months ended September 30, 2007, two of the Company’s Digital Marketing Solutions customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $1,409,000 and $1,327,000, respectively, in revenue for the nine months ended September 30, 2007 and 2006, or 32% and 29%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement expired in October 2002, and the customer has subsequently entered into five renewal agreements, with the most recent one expiring on December 31, 2007.

TracFone Wireless, Inc. contributed $482,000 and $520,000, respectively, in revenue for the nine months ended September 30, 2007 and 2006, or 11% and 11%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement ended in March 2006 and the customer subsequently entered into renewal agreements, with the most recent one expiring on May 31, 2008

No other customer represented 10% or more of the Company’s revenue for the nine months ended September 30, 2007 and 2006.

(10)	LITIGATION

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of September 30, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Peter Friedli, one of the Company’s stockholders and a director, has relationships with several of the Company’s investors and stockholders. He serves as the investment advisor to Venturetec, Inc. and InVenture, Inc. He also serves as President of US Venture 05, Inc., InVenture, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President of Friedli Corporate Finance, Inc., Belize, a consulting company that is utilized by the Company.

On September 18, 2007, the Company issued an aggregate of 5,316,182 shares of common stock in exchange for the cancellation of all outstanding convertible promissory notes held by organizations affiliated with Peter Friedli, $7,000,000 plus accrued and unpaid interest and final payment fees. As a result of the exchange, the convertible promissory notes were canceled and the Company owes no further amounts thereunder. The common stock issued had a fair value in excess of the book value of the debt, resulting in a non operating loss of $10,229,503 for convertible promissory notes held by related parties.

Effective April 30, 2007, all holders of series C convertible preferred stock (all of which are related parties of Peter Friedli) exercised their option to convert their series C convertible preferred shares, together with unpaid dividends accrued until April 30, 2007, into shares of the Company’s common stock. As a result 3,239,986 shares of series C convertible preferred stock were converted into 3,239,986 shares of common stock and 535,537 shares of common stock were issued as dividends. These share numbers reflect the reverse stock split, which occurred on May 18, 2007 after the effective date of the conversion.

During the year ended December 31, 2006, the Company issued three 10% convertible promissory notes with principal amounts totaling $1,500,000 and one 4% convertible promissory note with a principal amount of $1,000,000 to a company affiliated with Peter Friedli. As noted above, these four convertible promissory notes were exchanged for common stock on September 18, 2007.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc., Belize, which has been renewed several times, with the most recent expiring in November 2008. Under the agreement, Friedli Corporate Finance, Inc., Belize provides services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services may include, but are not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc., Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to this agreement, Friedli Corporate Finance, Inc., Belize is paid $4,000 per month plus reimbursement of expenses related to services. Consulting expense under the Friedli Corporate Finance, Inc., Belize agreement was approximately $36,000 for each of the six month periods ending September 30, 2007 and 2006. As a result of additional investment banking services and costs related with securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc., Belize was paid $250,000 during the year ended December 31, 2006, which they have indicated may be distributed to a number of third party banks who assisted in the financing efforts.

(12)	RECENT DEVELOPMENTS

On October 26, 2007, the Company sold one if its patents for $2 million and licensed two of its patents for a one time payment of $2 million. The agreement for the patent which was sold included a provision that provides the Company a royalty free license back of the patent. The agreement for the patents which were licensed grants a world-wide, non-exclusive, irrevocable, perpetual and non-sublicensable license to the buyer for the one time payment of $2 million.

On October 11, 2007, the Company filed a Registration Statement on Form SB-2. The prospectus related to the sale of up to 2,605,444 shares of the Company’s common stock associated with:

•	435,520 shares of common stock issued upon the conversion of the Company’s series C convertible preferred stock;

•	2,158,924 shares of common stock issued to holders of the Company’s outstanding convertible promissory notes in exchange for the cancellation of such notes; and

•	11,000 shares of common stock issued upon the exercise of warrants to purchase common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

To date we have not been profitable, incurring a net loss of $15,779,000 for the nine months ended September 30, 2007 and net losses of $3,096,000 and $4,263,000 for the years ended December 31, 2006 and 2005, respectively. The net loss for the nine months ended September 30, 2007 included a non-operating loss of approximately $12 million associated with the exchange of outstanding convertible promissory notes for common stock that occurred during September 2007. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

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

Recent Events

On September 18, 2007, we entered into Note Exchange Agreements with the holders of all of our outstanding convertible promissory notes. Pursuant to the Note Exchange Agreements, we retired the debt represented by such outstanding convertible promissory notes of $8,250,000 plus accrued and unpaid interest and final payment fees, by exchanging the outstanding convertible promissory notes for an aggregate of 6,410,626 shares of our common stock. The outstanding convertible promissory notes were surrendered and terminated as part of the debt exchange.

On October 26, 2007, we entered into a patent sale agreement for the sale license-back of a web search patent for a purchase price of $2 million. In a related transaction, pursuant to a patent license agreement, we granted a world-wide, non-exclusive, irrevocable, perpetual and non-sublicensable license to two additional web search patents for a one time payment of $2 million.

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

Related Party Transactions

Peter Friedli, one of our stockholders and a director, has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc. and InVenture, Inc. He also serves as President of US Venture 05, Inc. , InVenture, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is also the President and a controlling stockholder of Friedli Corporate Finance, Inc., Belize. Mr. Friedli engaged in a number of transactions with us, both directly and through companies with which he has affiliations, as follows:

Funding Commitment. Friedli Corporate Finance, Inc., Belize has committed to providing our funding needs through the third quarter of 2008.

Promissory Notes. On September 18, 2007, we issued an aggregate of 5,316,182 shares of common stock in exchange for the cancellation of outstanding convertible promissory notes held by Venturetec, Inc. and US Venture 05, Inc. As a result of the exchange, the outstanding convertible promissory notes were canceled and we owe no further amounts thereunder.

Series C Convertible Preferred Stock. Effective April 30, 2007, Peter Friedli, InVenture, Inc., Venturetec, Inc. and US Venture 05, Inc. exercised their option to convert their series C convertible preferred shares, together with unpaid dividends accrued until April 30, 2007, into shares of common stock. As a result 3,239,986 shares of series C convertible preferred stock were converted into 3,239,986 shares of common stock and 535,537 shares of common stock were issued as dividends. These share numbers reflect the reverse stock split which occurred on May 18, 2007, after the effective date of the conversion.

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

As of September 30, 2007, only one member of our Board of Directors, David Jodoin, is independent.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended September 30, 2007 and 2006.

Revenue. Revenue decreased by $337,000, or 19%, to $1,425,000 for the three months ended September 30, 2007, compared to $1,762,000 for the three months ended September 30, 2006.

The Digital Marketing Solutions segment’s revenue of $893,000 was lower by $218,000 or 20% and the Digital Media’s revenue of $532,000 was lower by $119,000 or 18% when compared to the prior year.

A large portion of the decrease for the Digital Marketing Solutions segment relates to the delay in signing a renewal contract for our second largest customer and the contract being smaller than the original contract. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of business from our existing clients through growing the level and types of technologies and services we provide to them.

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

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network and hosting charges. For the three months ended September 30, 2007, cost of revenue related expenses of $841,000 was $80,000, or 11%, higher than the $761,000 for the three months ended September 30, 2006. This increase can be primarily attributed to higher personnel related costs.

Our future cost of revenue expense will fluctuate based on future revenue activity; however, there are some fixed costs that will not necessarily change as revenue increases or decreases. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $2,000 and $9,000 for the three months ended September 30, 2007 and 2006, increased by $41,000 or 18% to $271,000 for the three months ended September 30, 2007, compared to $230,000 for the three months ended September 30, 2006. This increase can be primarily attributed to the use of outside consultants in the Digital Marketing Solutions segment.

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses, exclusive of stock-based compensation of approximately $16,000 and $25,000, for the three months ended September 30, 2007 and 2006 increased by $84,000, or 10%, to $931,000 when compared to $847,000 for the three months ended September 30, 2006. The increase was primarily due higher legal fees of approximately $108,000 during the three months ended September 30, 2007 due to additional work on the exchange of outstanding convertible promissory notes for common stock and registration statements.

General and administrative expenses are expected to stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $2,000 and ($3,000) for the three months ended September 30, 2007 and 2006, were $259,000 and $310,000, respectively. The expenses for the quarter ended September 30, 2007 were lower by $51,000, or 17%, primarily due to lower commissions for ConsumerREVIEW.com and the Collabrys and E-centives business units having fewer sales personnel during 2007.

We expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $20,000 and $31,000 for the three months ended September 30, 2007 and September 30, 2006, respectively, represent our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Other Income. Other income of $125,000 for the three months ended September 30, 2006 represented payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1 million dollars over a two year period, starting in May 2005 and ending in April 2007 (see “Item 1 – Legal Proceedings” for further details.) This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Non Operating Loss. The non-operating loss of $12,207,000 for the three months ended September 30, 2007 relates to the loss incurred in association with the September 18, 2007 exchange of outstanding convertible promissory notes of $8,250,000 plus accrued and unpaid interest for 6,410,626 shares of our common stock. The convertible promissory notes were surrendered and terminated as part of the debt exchange.

Interest Expense. Interest expense primarily consists of interest and final payment fees related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $116,000 for the three months ended September 30, 2007 was $196,000 lower than the interest expense of $312,000 for the three months ended September 30, 2006. This decrease primarily reflects lower final payment fees of approximately $221,000 and higher deferred financing fee amortization of approximately $27,000. The lower final payment fees is due to fees, on one of the convertible promissory notes, that were accrued through June 30, 2007 being reversed during the three months ended September 30, 2007 because the convertible promissory note was not outstanding on its second anniversary.

We expect that interest expense will be lower in future periods due to the exchange of the outstanding convertible promissory notes for common stock.

Net Loss. Net loss increased by $12,616,000 to $13,218,000 for the three months ended September 30, 2007, compared to $602,000 for the three months ended September 30, 2006. This is the combined effect of lower revenue of $337,000, an increase in operating expenses of $268,000, lower interest expense of $196,000 and the one time non-operating loss of $12,207,000 that occurred during the three months ended September 30, 2007.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Collabrys and E-centives business units and improved user experience in some of our ConsumerREVIEW.com sites, as well as constant operating costs.

The following presents our financial position and results of operations as of and for the nine months ended September 30, 2007 and 2006.

Revenue. Revenue decreased by $238,000, or 5%, to $4,354,000 for the nine months ended September 30, 2007, compared to $4,592,000 for the nine months ended September 30, 2006.

The Digital Marketing Solutions segment’s revenue of $2,818,000 was higher by $89,000 or 3% and the Digital Media segment’s revenue of $1,536,000 was lower by $327,000 or 18% when compared to the prior year.

Cost of Revenue. For the nine months ended September 30, 2007, cost of revenue related expenses of $2,618,000 was $283,000, or 12%, higher than the $2,335,000 for the nine months ended September 30, 2006. This increase can be primarily attributed to higher personnel related costs in both the Digital Marketing Solutions and Digital Media segments.

Product Development. Product development expense, exclusive of stock-based compensation of approximately $7,000 and $28,000 for the nine months ended September 30, 2007 and 2006, increased by $122,000 or 17% to $820,000 for the nine months ended September 30, 2007, compared to $698,000 for the nine months ended September 30, 2006. This increase can be primarily attributed to the use of outside consultants in the Digital Marketing Solutions segment.

General and Administrative. General and administrative expenses, exclusive of stock-based compensation of approximately $36,000 and $89,000 for the nine months ended September 30, 2007 and 2006, increased $371,000, or 14%, to $2,995,000 when compared to $2,624,000 for the nine months ended September 30, 2006. A large portion of the increase was due to the reversal in the second quarter of 2006 of a $250,000 accrual that was recorded in 2001 associated with a legal settlement. The accrual was reversed because the payment of the amount was no longer deemed probable. A portion of this increase can also be attributed to higher legal bills associated with the reverse stock split, the name change to Invenda Corporation, the adoption of a 2007 Stock Incentive Plan, the conversion of series C convertible preferred stock into common stock and the exchange of the outstanding convertible promissory notes for common stock.

Sales and Marketing. Sales and marketing expenses, exclusive of stock-based compensation of approximately $5,000 and $100 for the nine months ended September 30, 2007 and 2006, were $863,000 and $1,040,000, respectively. The expenses for the nine months ended September 30, 2007 were lower by $177,000, or 17%, primarily due to the Collabrys and E-centives business units having fewer sales personnel during 2007 and lower commissions for ConsumerREVIEW.com due to the lower revenue.

Stock-based Compensation. Stock-based compensation expense of approximately $48,000 and $117,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively, represent our adoption of the “modified prospective” method of FAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

Other Income. Other income for the nine months ended September 30, 2007 and 2006 was $167,000 and $375,000, respectively. Other income represents payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1 million dollars over a two year period, starting in May 2005 and ending in April 2007 (see “Item 1 – Legal Proceedings” for further details.) This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Interest Expense. Interest expense of $759,000 for the nine months ended September 30, 2007 was $267,000 lower than the interest expense of $1,026,000 for the nine months ended September 30, 2006. This decrease reflects lower deferred financing fee amortization of approximately $60,000, lower final payment fees of approximately $304,000 due to some of the convertible promissory notes final payment fees reaching the maximum amount payable and higher convertible promissory note interest of approximately $68,000 resulting from the higher amount of debt held during the nine months ended September 30, 2007.

The lower final payment fees is due to fees that were accrued through June 30, 2007 being reversed during the three months ended September 30, 2007 because one of the convertible promissory notes was not outstanding on its second anniversary due to the exchange of convertible promissory notes for common stock and because some of the convertible promissory notes final payment fees reached the maximum amount payable by the end of 2006.

Net Loss. Net loss increased by $12,912,000 to $15,779,000 for the nine months ended September 30, 2007, compared to $2,867,000 for the nine months ended September 30, 2006. This is the combined effect of lower revenue of $238,000, an increase in operating expenses of $738,000, lower interest expense of $267,000 and the one time non-operating loss of $12,207,000 that occurred during the three months ended September 30, 2007

LIQUIDITY AND CAPITAL RESOURCES

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

On September 18, 2007, we entered into Note Exchange Agreements with the holders of all of our outstanding convertible promissory notes. Pursuant to the Note Exchange Agreements, we retired the debt represented by such outstanding convertible promissory notes of $8,250,000 plus accrued and unpaid interest and final payment fees, by exchanging the outstanding convertible promissory notes for an aggregate of 6,410,626 shares of our common stock. The outstanding convertible promissory notes were surrendered and terminated as part of the debt exchange.

On September 30, 2007 and on September 30, 2006, we held $63,000 and $419,000, respectively, in cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2007 was $401,000, a decrease of $704,000 over the $1,105,000 for the nine months ended September 30, 2006. Net losses adjusted for non-cash items was $2,602,000 for the nine months ended September 30, 2007, while for the nine months ended September 30, 2006 it was $1,877,000, an increase in net loss adjusted for non-cash items of $725,000. Approximately $238,000 of the increase can be attributed to lower revenue for the nine months ended September 30, 2007, $250,000 can be attributed to an accrual that was recorded in 2001 associated with a legal settlement being reversed in 2006 and approximately $199,000 can be attributed to higher legal fees for the nine months ended September 30, 2007 (see “Results of Operations” above for further details).

For the nine months ended September 30, 2007 accounts receivable and other receivables decreased by $693,000 and prepaid expenses and other assets decreased by $5,000, while for the nine months ended September 30, 2006 accounts receivable and other receivables increased by $257,000 and prepaid expenses and other assets increased by $4,000. Accounts payable and accrued expenses and other liabilities increased by $1,243,000 and $568,000, respectively, for the nine months ended September 30, 2007 and September 30, 2006. Deferred revenue increased by $260,000 and $464,000 for the nine months ended September 30, 2007 and 2006, respectively.

Investing activities for the nine months ended September 30, 2007 and 2006 was $149,000 and $329,000, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the nine months ended September 30, 2007, net cash provided by financing activities was $27,000 compared to the $1,386,000 for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2007 was received in association with the exercising of options and warrants. For the nine months ended September 30, 2006, $1,350,000 related to funding, of which $1,500,000 was received from the issuance of convertible promissory notes and $150,000 was paid for debt issuance costs. We also received $41,000 in association with the exercise of options and made payments of $5,000 under capital lease obligations.

We currently anticipate that future revenues and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the third quarter of 2008. This forecast is based on the October 2007 sale and license of patents for $4 million and the financing commitment by Friedli Corporate Finance, Inc., Belize to provide our funding needs through the third quarter of 2008.

If our future revenues are not sufficient to cover our operating costs, we will need to raise funds to continue operations. Additional funds may also be needed to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. If Friedli Corporate Finance, Inc., Belize is unable or unwilling to fulfill its financing commitment to us or we are not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

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

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of September 30, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On October 11, 2007, we filed a Registration Statement on Form SB-2. The prospectus related to the sale of up to 2,605,444 shares of our common stock associated with:

•	435,520 shares of common stock issued upon the conversion of series C convertible preferred stock;

•	2,158,924 shares of common stock issued to holders of outstanding convertible promissory notes in exchange for the cancellation of such notes; and

•	11,000 shares of common stock issued upon the exercise of warrants to purchase common stock.

On October 26, 2007, we entered into a patent sale agreement for the sale license-back of a web search patent for a purchase price of $2 million. In a related transaction, pursuant to a patent license agreement, we granted a world-wide, non-exclusive, irrevocable, perpetual and non-sublicensable license to two additional web search patents for a one time payment of $2 million.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed or furnished with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007

INVENDA CORPORATION

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)