Form 10-K
period 2007-12-31
INVENDA CORP
filed 2008-03-28
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended December 31, 2007

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ended December 31, 2007: $10,077,296.

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the issuer’s common stock on the SWX Swiss Exchange as of February 29, 2008 was $12,506,982 (1).

(1) Assumes an exchange rate of 1.06022 Swiss Francs per one U.S. Dollar as of February 29, 2008.

As of February 29, 2008, there were 16,465,388 shares of issuer’s common stock outstanding.

Invenda Corporation

Form 10-K

Cautionary Note Regarding Forward-Looking Statements

Except for any historical information, the matters we discuss in this Annual Report on Form 10-K concerning our company contain forward-looking statements. Any statements in this Annual Report on Form 10-K that are not statements of historical fact, are intended to be, and are, “forward-looking statements” under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. The important factors we discuss below under the captions “Fisk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other factors identified in our filings with the SEC and those presented elsewhere by its management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Annual Report on Form 10-K. The Company assumes no obligation to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

INVENDA CORPORATION

PART I

ITEM 1- BUSINESS

Overview

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

•

Our Digital Marketing Solutions segment consists of our Collabrys and E-centives business units. Our Collabrys business unit offers a suite of interactive consumer relationship marketing technologies and services, including e-mail marketing, data warehousing, online reporting, subscription management, strategic consulting and program management, user experience design and development, and analytics and data mining. Our E-centives business unit provides Internet couponing and promotions technologies and services either as a standalone solution or integrated with the Collabrys suite of solutions. Through a hosted technology infrastructure, we provide solutions for digital marketing, including creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives, as well as data management and tracking of individual consumer’s responses to such activities.

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

Of our total revenue of $10.1 million for the year ended December 31, 2007, $4 million of the revenue was from a patent sale agreement and a patent license agreement with Google, Inc. One of our Digital Marketing Solutions segment’s customers, Reckitt Benckiser, contributed $1.9 million, or 19%, of our net revenue. This customer’s initial contract expired in October 2002 and the customer subsequently signed six annual renewal agreements, with the most recent renewal expiring on December 31, 2008. Loss of this customer could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Industry Background

The Internet has emerged as a powerful marketing medium that allows millions of consumers and marketers to conduct business and interact with each other in unprecedented ways. The Internet is particularly well suited to marketers because of its ability to access both broad audiences, as well as precisely defined groups. As a result, the Internet provides marketers with opportunities to identify and attract customers, as well as target specific types of users and collect data on their preferences. At the same time, we believe the Internet appeals to consumers because it offers more individual control over marketing messages. The growth of the Internet has encouraged companies to spend more of their marketing budgets via the Internet. We believe there is a need for a marketing infrastructure that could satisfy the objectives of both marketers and consumers, which would enable businesses to acquire and retain customers, yet operate from a consumer-centric approach that would provide relevant information and meaningful value to the individual user.

Products and Services

Digital Marketing Solutions Segment

For the years ended December 31, 2007 and 2006, the Digital Marketing Solutions segment generated 37% and 61%, respectively, of our total revenue. Approximately 52% and 47% of the segment’s revenue for the years ended December 31, 2007 and 2006, respectively, was generated from our contract with Reckitt Benckiser. Digital Marketing Solutions includes the Collabrys and the E-centives business units.

During the year ended December 31, 2005 we began to receive royalties from licensing two of our patents related to the Digital Marketing Solutions segment. This was the result of the settlement of a lawsuit with Coupons, Inc. whereby we are being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of a settlement agreement. Royalties represented less than 1% and 1% of our total revenue for the years ended December 31, 2007 and 2006, respectively.

E-centives

E-centives is a provider of secure, print-controlled Internet coupons technologies and solutions, as well as a broad range of electronic incentives and interactive promotions, including sweepstakes, contests, and rewards-based programs. E-centives’ Internet coupon and promotions solutions are built on advanced technologies and expert services that help manage clients’ marketing initiatives more efficiently and effectively.

Our Internet coupon and promotions solutions enable companies to create, manage, deliver and track promotions, such as print controlled online coupons. Printable coupons can be individually tailored with relevant content and different incentive values based on the respective recipients, enabling marketers to target coupons much more efficiently and cost-effectively than traditional methods. In addition, our system has high tracking capabilities, including individually coded offers that can be cross-referenced against specific consumer profiles.

The principal offerings of the business unit include Internet coupons, interactive promotions, online reporting and professional services that include such areas as strategic services, analytic services, creative services and program execution services.

Collabrys

Collabrys, formerly called the Interactive Database Marketing unit, is a provider of interactive consumer relationship marketing solutions. Collabrys offers advanced marketing technologies, consumer data management, and client services that enable cost efficiencies, better resource management, and more meaningful consumer interactions. Collabrys’ data-driven, integrated solutions help companies to acquire, retain and build stronger, more profitable relationships with their consumers.

Collabrys provides a hosted technology infrastructure which allows companies to establish direct consumer relationships through a set of tools that include campaign management, targeted e-mail marketing, transaction database, data warehouse, micro site and survey generator, and can also be integrated with E-centives’ patented coupon and promotion system. This combination enables companies to acquire consumers, collect consumers’ preferences and usage information, segment consumers within loyalty categories, communicate with consumers via e-mail marketing, deliver coupons, engage consumers with promotions, track individual usage of each coupon, as well as track and report every consumer interaction with the system.

The principal offerings of the business unit includes e-mail marketing, data warehousing, online reporting, Internet couponing and promotions via integration with the E-centives unit, strategic consulting and program management, user experience design and development, as well as analytics and data mining.

Digital Media Segment

For the years ended December 31, 2007 and 2006, the Digital Media segment, which includes ConsumerReview.com, generated 23% and 39%, respectively, of our revenues through its advertising and e-commerce related services. ConsumerReview.com is a source of user-generated buying advice for outdoor sporting goods and consumer electronics. Consumers visit ConsumerReview.com’s websites to learn, interact, and buy or sell the products showcased within our network of web communities, including sites like AudioREVIEW.com and MtbREVIEW.com. On these websites, users find the products they are interested in, read and write reviews, participate in discussions, compare prices, and are able to link to other sites where they can shop online. ConsumerReview.com’s revenues are primarily derived from online advertising and e-commerce referral fees.

Patents

In October 2007, we entered into a patent sale agreement with Google, Inc. for the sale of a web search patent for a purchase price of $2 million. We retained a royalty free license to the sold patent. In a related transaction, we entered into two non-exclusive patent license agreements with Google, Inc. for a one time payment of $2 million. The patent revenue represented 40% of our revenue for the year ended December 31, 2007.

Sales and Marketing

We seek to establish relationships with clients principally through our direct sales force, as well as working with advertising or promotional agencies to reach their clients. During 2007, we maintained sales personnel in the Washington, D.C. and San Francisco metropolitan areas.

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

Our primary marketing efforts include conferences, tradeshows and events.

Technology

We have a variety of technologies that enable our solutions. Our Digital Marketing Solutions segment’s technologies are delivered through a hosted infrastructure and consist of a variety of hardware and software, such as application servers, database servers, data collection and transformation servers, web servers, mail servers, reporting servers, and client-side plug-in software. Our hardware infrastructure has been designed to allow us to scale our systems, by adding hardware as required. ConsumerReview.com has a proprietary web architecture based on Microsoft .NET® enterprise server technology that enables it to meet the demands of its network of growing web communities and product research sites. The system was built for scalability, reliability, and interoperability with web-enabled enterprise partners.

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

We spent approximately $1,110,000 and $930,000 in 2007 and 2006 on research and development activities.

Intellectual Property Rights

A part of our success depends on protecting our intellectual property, which we believe is one of our important assets. If we do not adequately protect our intellectual property, our business, financial condition, results of operations and cash flow could be harmed.

We have developed and acquired various proprietary technologies. Our Digital Marketing Solutions segment’s clients enter into technology and services agreements with us. In addition, we generally require employees, contractors and other persons with access to our proprietary information to execute confidentiality and non-compete agreements. We seek to protect our software, documentation and other written materials under trade secret and other intellectual property laws, which afford only limited protection. We have some registered copyrights in the U.S.

We have several issued U.S. patents and a number of pending U.S. and foreign patent applications. Many of our pending patent applications seek to protect technology we use or may use in our business. We have one issued foreign patent and several pending foreign patent applications. It is possible that no patents will be issued from the currently pending U.S. or foreign patent applications. It is also possible that our patents or any potential future patents may be found not infringed, invalid or unenforceable, or otherwise be successfully challenged. Also, any patent we have currently or that is issued to us may not provide us with any competitive advantages. We may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit or prevent our ability to do business.

We have registered the trademark E-centives. We have filed intent to use U.S. trademark applications for BrightStreet and BrightStreet.com and both applications have been allowed. We have also filed two applications for registration of the trademark MAESTRO and one has been registered and the other application has been allowed. MasterCard International opposed one of the applications; however, we have settled the matter. Through our acquisition of substantially all of the assets of Consumer Review, Inc., we obtained several additional registered U.S. trademarks, including but not limited to Car Review, MTB Review, PC Photo Review, Golf Review, Garden Review, Computing Review, Videogame Review and Photography Review. We currently own several additional U.S. registered trademarks related to the ConsumerReview.com business line, and we also claim rights in a number of additional tradenames associated with our business activities.

We hold rights to various web domain names including Invenda.com, E-centives.com, BrightStreet.com, ConsumerReview.com and Collabrys.com, as well as several other review-related domains. Regulatory bodies in the United States and abroad could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to or diminish the value of our trademarks and other proprietary rights.

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

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. During 2005, we reached a settlement with one of our competitors regarding infringement of two of our patents and during 2000 we reached a settlement with another competitor regarding intellectual property. It is possible that in the future, other third parties may claim that our current or potential future products infringe upon their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, require us to enter into royalty or licensing agreements or subject us to an injunction. These agreements, if required, may not be available on terms acceptable to us or at all, which could materially adversely affect our business, financial condition, results of operations and cash flow.

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

We believe that the market for our Digital Marketing Solutions segment’s solutions to be rapidly evolving and intensely competitive. As a provider of digital marketing technologies and services, we generally compete with other marketing programs for a portion of a marketer’s total marketing budget. In this area, we compete with a variety of businesses. Current or potential competitors include vendors that provide:

•	marketing technologies and services;

•	e-mail marketing solutions;

•	coupon and promotion programs;

•	database marketing solutions; and

•	interactive advertising agencies.

We believe the market for ConsumerReview.com to also be rapidly evolving and competitive. In this area, some of our current and potential competitors include:

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

Employees

As of December 31, 2007, we employed a total of 44 employees, 42 of whom are full-time and 43 of whom are based in the United States. None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our relationship with our employees is good.

Available Information

Our Internet website address is www.Invenda.com. We make available, free of charge, on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. The information contained on our website does not form a part of and is not incorporated in this Form 10-K.

ITEM 1A- RISK FACTORS

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

To date, we have not been profitable. As of December 31, 2007, we had an accumulated deficit of approximately $162 million. For the years ended December 31, 2007 and 2006 we incurred net losses from operations of $.06 million, and $1.7 million, respectively. We may continue to incur losses and may never become profitable. If we cannot achieve operating profitability or positive cash flows from our operating activities, we may be unable to secure additional funding, our stock price may decline and we may be unable to continue our operations.

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

Approximately 19% and 28% of our revenue for the years ended December 31, 2007 and 2006, respectively, was derived from one of our Digital Marketing Solutions segment customers. Our most recent contract with this customer expires on December 31, 2008. While this customer has renewed its contract for the past six years, there can be no assurance that it will renew again. The loss of this client could have a material adverse effect on our business, financial condition, results of operations and cash flow.

If we are unable to obtain financing to fund our business we may be forced to cease operations.

We anticipate that our current cash position, future revenues and the commitment by Friedli Corporate Finance to provide our funding needs through the first quarter of 2009 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the first quarter of 2009.

If our future revenues are not sufficient to cover our operating costs, we will need to raise funds to continue operations. Additional funds may also be needed to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. If Friedli Corporate Finance is unable or unwilling to fulfill its financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

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

The market in which our Digital Marketing Solutions segment operates is intensely competitive and rapidly changing. We compete for marketing budgets with many companies in several fields, such as vendors that provide:

•	marketing technologies and services;

•	e-mail marketing solutions;

•	coupon and promotions programs;

•	database marketing solutions; and

•	interactive advertising agencies.

We believe the market for ConsumerReview.com to also be rapidly evolving and competitive. In this area, some of our current and potential competitors include:

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

Our Collabrys and E-centives brands may not achieve the level of recognition necessary to attract additional clients, and building recognition of these brands may require us to expend funds on marketing, either of which could materially adversely affect our business, financial condition, results of operations and cash flow.

To be successful, we must continue to build and increase market recognition of our operating business units’ brands because our market is competitive, with low barriers to entry. We currently do not advertise to attract visitors to our website, but rather are attempting to build brands that businesses identify with the appropriate online marketing segments of each of our business units. We believe that the recognition of the brands is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers’ attention increases. Building recognition of our brands may require us to expend funds on marketing. The outcome of our marketing efforts is hard to predict. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract marketing clients could be harmed which would cause a materially adverse affect on our business, financial condition, results of operations and cash flow.

Our ConsumerReview.com brand, and the brands of our respective web sites, may not achieve the level of recognition necessary to attract additional clients and consumers, and building recognition of such brands may require us to expend funds on marketing, either of which could materially adversely affect our business, financial condition, results of operations and cash flow.

To be successful, we also must continue to build and increase market recognition of the brands within our ConsumerReview.com network of sites. We believe that the recognition of these brands is critical to our success and the importance of this will increase as more companies enter our market and competition for marketers’ and consumers’ attention increases. Building recognition of the ConsumerReview.com brands may require us to expend significant funds on marketing. If we are not successful in our marketing efforts to increase our brand awareness, our ability to attract consumers and marketing clients could be harmed which would cause a materially adverse affect on our business, financial condition, results of operations and cash flow.

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

Our system capacity needs are untested at higher levels than we have serviced in the past and our failure to handle the growth of each of our systems may materially adversely affect our business, financial condition, results of operations and cash flow or require us to expend substantial capital.

The capacity of our system has not been tested far beyond what we have serviced in the past and we do not yet know the ability of our system to manage substantially larger amounts of users and related activity or data. A substantial increase in the number of users and a corresponding increase in the number of data records could strain our servers and storage capacity, which could lead to slower response time or system failures. We may not be able to handle our expected user and transaction levels while maintaining satisfactory performance. System failures or slowdowns adversely affect the speed and responsiveness of our transaction processing. These would have a negative impact on the experience for our clients’ users and our sites’ users, and reduce our system’s effectiveness. Such an increase could require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data, and could materially adversely affect our business, financial condition, results of operations and cash flow. We believe that on average, our various systems’ hardware, at peak traffic levels, run at approximately 10-50% of capacity. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

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

We depend heavily on technology to operate our business. Our success depends on protecting and enforcing our intellectual property, which is one of our important assets. We have developed and acquired various proprietary technologies.

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

We expect seasonal fluctuations will affect ConsumerReview.com. We believe that marketing spending is generally highest in the fourth quarter of each calendar year due to increased consumer spending during the holiday period, and lowest during the summer months of the third quarter. Because the market for Internet marketing services is emerging, we cannot be certain of these seasonal patterns and additional patterns may develop in the future as the market matures. This could cause our operating results and stock price to fluctuate widely and/or materially adversely affect our business, financial operations, financial results and cash flow.

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

Many of ConsumerReview.com’s clients are emerging Internet companies that represent credit risks.

Many of ConsumerReview.com’s clients are Internet companies, which have significant losses, negative cash flow and limited access to capital. Many of these companies represent credit risks and could fail. Any financial difficulties of our clients may result in difficulties in our ability to collect accounts receivable or lower than expected sales of our products and services. If our Internet clients continue to have financial difficulties or if such difficulties worsen, our business, financial condition, results of operations and cash flow could be materially adversely affected.

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

We are, and will continue to be, controlled by our board members, who may approve corporate actions with which you may disagree. As of December 31, 2007, our Executive officers and Board of Directors beneficially owned directly or indirectly approximately 75% of our outstanding common stock. To the extent that these stockholders exercise their voting rights in concert, they may to be able to control most matters requiring stockholder approval, such as electing a majority of the directors and approving significant corporate matters, including a merger or sale of the business. The interest of these stockholders may at times conflict with the interests of our other stockholders.

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

Over the last several years, our stockholders have experienced substantial dilution of their percentage of equity ownership interest and voting power in our company due to the issuance of convertible securities issued in connection with various financings and acquisitions. Our stockholders may experience further dilution based on the conversion or exercise of options and warrants. We may continue to raise additional financing or to pay for acquisitions from time to time through the issuance of equity or debt securities convertible into common stock. In the event of any such issuances, the relative voting power and equity interests of persons who purchased the common stock prior to the time of such issuances would be reduced. Further, a significant amount of shares of common stock sold on the SWX Swiss Exchange after the conversion of such securities could adversely affect the market price for our common stock.

ITEM 2 –PROPERTIES

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

We also maintain an office in California. In December 2004, we entered into an 8,000 square foot office space lease in San Mateo, California. The lease was most recently renewed in November 2007 with monthly rental payments of $20,000 commencing in January 2008 and ending in June 2008. The prior renewal agreement had monthly rental payments of $16,000 commencing in January 2007 and ended in December 2007.

ITEM 3 – LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matter described below, as of December 31, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

On November 14, 2002, we filed a joint patent infringement action with Black Diamond CCT Holding, LLC against Coupons, Inc. in the Federal District Court of Maryland. In this suit, we alleged infringement of two U.S. patents relating to online coupons, rights of which we acquired from BrightStreet.com. On April 25, 2005 the companies reached a settlement in which we received an aggregate of $1 million over two years (starting in May 2005 and ending in April 2007), in exchange for the release of all claims raised in the suit, including claims of lost profits and past royalties. As part of the settlement, Coupons, Inc. has been granted a limited license to the two patents, pursuant to which the Company may receive royalty payments based on future revenue of Coupons, Inc. related to these patents. The $1 million was recognized on a cash receipts basis due to the uncertainty as to its collection.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 21, 2007 for the purpose of considering and voting upon the following matters:

•	To re-elect all four of our directors to our Board of Directors to serve until their successors have been duly elected and qualified.

•	To ratify the designation of BDO Seidman, LLP as independent registered public accounting firm.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions as to each of the matters set forth above.

	“For”	“Withheld”	“Against”	“Abstain”
MATTER DESCRIPTION	Votes	Votes	Votes	Votes
Election of Directors:
Kamran Amjadi	11,006,241	500
Mehrdad Akhavan	11,006,241	500
Peter Friedli	11,006,241	500
David Jodoin	11,006,241	500

Ratify BDO Seidman, LLP as our independent registered public accounting firm	11,006,741

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In April 2007, our Board of Directors approved a reverse stock split of the our common stock at a ratio of one-for-ten, causing each ten shares of outstanding common stock to be combined into one share of common stock. The reverse split became effective at the close of business on May 18, 2007. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Market Information

Since our initial public offering on October 3, 2000, our common stock has traded on the SWX Swiss Exchange under the symbol “ECEN” and beginning on May 18, 2007 under the symbol “INVN”. The following table reflects the high and low sales prices, in Swiss Francs and U.S. Dollars, reported on the SWX Swiss Exchange for each quarter listed. The amounts listed in U.S. Dollars reflect the relevant exchange rate as of the date of such high or low price. The quotations prior to May 18, 2007 have not been adjusted for the one-for-ten reverse stock split of all issued and outstanding shares of our common stock, which became effective on that date.

	SWISS FRANCS		US DOLLARS		EXCHANGE RATES
PERIOD	HIGH	LOW	HIGH	LOW	HIGH	LOW
2006
Quarter ended March 31, 2006	CHF 0.44	CHF 0.35	$0.34	$0.27	0.7367	0.7701
Quarter ended June 30, 2006	CHF 0.40	CHF 0.22	$0.31	$0.18	0.7776	0.8046
Quarter ended September 30, 2006	CHF 0.26	CHF 0.21	$0.21	$0.17	0.8177	0.8146
Quarter ended December 31, 2006	CHF 0.33	CHF 0.22	$0.26	$0.18	0.7889	0.8001
2007
Quarter ended March 31, 2007	CHF 0.31	CHF 0.26	$0.25	$0.21	0.8080	0.8013
Quarter ended June 30, 2007	CHF 7.75	CHF 0.28	$6.30	$0.23	0.8128	0.8234
Quarter ended September 30, 2007	CHF 5.85	CHF 4.00	$4.81	$3.29	0.8225	0.8129
Quarter ended December 31, 2007	CHF 4.10	CHF 2.75	$3.49	$2.40	0.8509	0.8711

Holders

As of December 31, 2007, there were approximately 79 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further details.

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

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K beginning on page F-1. In addition to historical information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with our expansion plans and other factors.

Overview

We provide interactive database marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. With our proprietary technologies and services, we provide customer acquisition and retention solutions for companies that do business with millions of Internet users every day. We currently derive our revenues from two operating segments: the Digital Marketing Solutions (formerly called the Interactive Database Marketing division) and Digital Media (formerly called the ConsumerReview.com division).

•

Our Digital Marketing Solutions segment consists of our Collabrys and E-centives business units. Our Collabrys business unit offers a suite of interactive consumer relationship marketing technologies and services, including e-mail marketing, data warehousing, online reporting, subscription management, strategic consulting and program management, user experience design and development, and analytics and data mining. Our E-centives business unit provides Internet couponing and promotions technologies and services, either as a standalone solution or integrated with the Collabrys suite of solutions. Through a hosted technology infrastructure, we provide solutions for digital marketing, including creating, targeting, publishing, managing and tracking e-mails, coupons and promotional incentives, as well as data management and tracking of individual consumer’s responses to such activities.

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

For financial information regarding our reportable operating segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 13 of the Notes to Financial Statements.

To date we have not been profitable, incurring net losses of $13.0 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively. The net loss for the year ended December 31, 2007 included a non-operating loss of approximately $12 million associated with the exchange of outstanding convertible promissory notes for common stock that occurred during September 2007. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our operating losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

We believe that as more consumers use the Internet, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs. According to Forrester Research, marketers are pushing more of their budgets online, with U.S. online advertising and marketing spending expected to reach $61 billion by 2012.

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

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006:

Revenue. Revenue increased by $3,575,000, or 55%, to $10,077,000 for the year ended December 31, 2007, compared to $6,502,000 for the year ended December 31, 2006. The increase in revenue can primarily be attributed to the patent sale and patent license agreements that generated $4,000,000 in revenue for the year ended December 31, 2007.

The Digital Marketing Solutions segment’s revenue of $3,754,000 was lower by $185,000 or 5% when compared to the prior year. Although we did sign on several new customers during the year ended December 31, 2007, the overall decrease in revenue relates to the renewal contract for our second largest customer being smaller than the 2006 contract. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of business from our existing clients through growing the level and types of technologies and services we provide to them.

The Digital Media segment’s revenue of $2,323,000 was lower by $240,000 or 9% when compared to the prior year. The Digital Media segment’s decrease in revenue can be attributed to the decline of agency driven media buys due to the small size of ConsumerREVIEW.com’s overall network in comparison to other sites on the Internet. This size issue prevents our network from being listed high enough in the media buyers’ planning tools. To help alleviate this situation and improve our future revenue, we are focusing on bringing additional traffic to the network and better marketing efforts.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network/hosting charges. For the year ended December 31, 2007, cost of revenue related expenses of $3,490,000 was $500,000 or 17% higher than the $2,990,000 for the year ended December 31, 2006. This increase can be primarily attributed to higher personnel related costs and higher network/hosting charges.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $9,000 and $32,000 for the years ended December 31, 2007 and 2006, increased by $202,000, or 22%, to $1,101,000 for the year ended December 31, 2007, compared to $899,000 for the year ended December 31, 2006. This increase can be primarily attributed to the use of outside consultants in the Digital Marketing Solutions segment working on developing new products for the segment.

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses, exclusive of stock-based compensation of approximately $86,000 and $106,000 for years ended December 31, 2007 and 2006, increased $654,000, or 19%, to $4,073,000 for the year ended December 31, 2007 when compared to $3,419,000 for the year ended December 31, 2006.

A large portion of this increase can also be attributed to higher legal bills associated with the reverse stock split, the name change to Invenda Corporation, the adoption of the 2007 Stock Incentive Plan, the conversion of series C convertible preferred stock into common stock and the exchange of the outstanding convertible promissory notes for common stock. In the second quarter of 2006 there was a reversal of a $250,000 accrual that was recorded in 2001 associated with a legal settlement, which reduced general and administrative expenses for 2006. The accrual was reversed because the payment of the amount was no longer deemed probable.

We expect that our general and administrative expenses will be lower in future periods in the near term as we anticipate that legal expenses will decrease.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $7,000 and $3,000 for years ended December 31, 2007 and 2006, was $1,576,000 and $1,280,000 for the years ended December 31, 2007 and 2006, respectively. The expenses were higher by $296,000, or 23%, primarily due to the $400,000 in commissions paid on the patent sale and patent license agreements, offset by lower personnel related costs due to the Collabrys and E-centives business units having fewer sales personnel during 2007.

Excluding the $400,000 in commissions paid on the patent sale and patent license agreements, we expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $102,000 and $140,000 for the years ended December 31, 2007 and 2006, respectively, represents expenses related to FAS 123(R), Share-Based Payments, which we adopted on January 1, 2006 using the “modified prospective” method. Compensation cost is recognized (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the effective date of FAS 123(R) that remained unvested on the effective date.

Other Income. Other income of $167,000 and $500,000 for the years ended December 31, 2007 and 2006, respectively, represented payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we received an aggregate of $1 million dollars over a two year period, starting in May 2005 and ending in April 2007 (see “Item 3 – Legal Proceedings” for further details.) This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1 million.

Non Operating Loss. The non-operating loss of $12,207,000 for the year ended December 31, 2007 relates to the loss incurred in association with the September 18, 2007 exchange of outstanding convertible promissory notes of $8,250,000 plus accrued and unpaid interest and final payment fees for 6,410,626 shares of our common stock. The convertible promissory notes were surrendered and terminated as part of the debt exchange.

Interest Expense. Interest expense primarily consists of interest and final payment fees related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $763,000 for the year ended December 31, 2007 was $620,000 lower than the interest expense of $1,383,000 for the year ended December 31, 2006 primarily due to the exchange of the convertible promissory notes for common stock that occurred in September 2007. This decrease included lower final payment fees on the convertible promissory notes of approximately $373,000, lower interest on the convertible promissory notes of approximately $116,000 and lower deferred financing fee amortization of approximately $133,000.

We expect that interest expense will be lower in future periods due to the exchange of the outstanding convertible promissory notes for common stock.

Net Loss. Net loss increased by $9,911,000 to $13,007,000 the year ended December 31, 2007, compared to $3,096,000 the year ended December 31, 2006. This is the combined effect of higher revenue of $3,575,000, an increase in operating expenses of $1,580,000, a decrease in other income of $333,000, lower interest expense of $620,000 and the one time non-operating loss of $12,207,000 that occurred during 2007.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our Collabrys and E-centives business units and improved user experience in some of our ConsumerREVIEW.com sites, as well as constant operating costs.

Liquidity and Capital Resources

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

On December 31, 2007, we held $2,399,000 in cash and cash equivalents. Cash provided by operating activities for the year ended December 31, 2007 was $1,977,000, while cash used in operating activities for the year ended December 31, 2006 was $1,827,000. The $3,804,000 improvement can primarily be attributed to the $4,000,000 received in October 2007 associated with the patent sale and patent license agreements.

Investing activities for the year ended December 31, 2007 was $200,000, while investing activities for the year ended December 31, 2006 was $340,000. Cash used in investing activities for both of the years ended December 31, 2007 and 2006 reflects the purchase of property and equipment.

For the year ended December 31, 2007, net cash provided by financing activities of $36,000 includes $19,000 from the exercise of options and $17,000 from the exercising of warrants. Net cash provided by financing activities for the year ended December 31, 2006, of $2,286,000 reflects $2,500,000 million in funding associated with issuance of convertible promissory notes and $41,000 from the exercise of options, offset by $250,000 in debt issuance costs and $5,000 in payments for capital lease obligations.

We anticipate that our current cash position, future revenues and the commitment by Friedli Corporate Finance to provide our funding needs through the first quarter of 2009 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the first quarter of 2009.

If our future revenues are not sufficient to cover our operating costs, we will need to raise funds to continue operations. Additional funds may also be needed to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. If Friedli Corporate Finance is unable or unwilling to fulfill its financing commitment to us or we are not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

Critical Accounting Policies

Invenda’s financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 of the Notes to the Financial Statements, which notes begin on page F-7.

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

Estimates are used in accounting for, among other things, allowance for uncollectible receivables, recoverability of long-lived assets, intangible assets, depreciation and amortization, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statement in the period they are determined to be necessary.

Our critical accounting policies are as follows:

Revenue Recognition

Digital Marketing Solutions: The Digital Marketing Solutions segment, which represented 37% and 61% of our revenue for the years ended December 31, 2007 and 2006, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured.

During the year ended December 31, 2005 we began to receive royalties from licensing two of our patents related to the Digital Marketing Solutions segment. This was the result of a settlement of a lawsuit with Coupons, Inc. (see “Item 3 – Legal Proceedings” for further details) whereby we are being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Revenue is being recognized on a cash receipts basis due to our inability to calculate the royalties.

Digital Media: ConsumerReview.com, which was acquired in December 2002, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerReview.com represented 23% and 39% of our total revenue for years ended December 31, 2007 and 2006, respectively.

Patent Revenue: In October 2007, we entered into a patent sale agreement for the sale of a web search patent for a purchase price of $2 million. In a related transaction, we entered into two non-exclusive patent license agreements for a one time payment of $2 million. The patent revenue was recognized at the time the agreements were signed and represented 40% of our revenue for the year ended December 31, 2007.

Other Income

Starting in May 2005 we began to receive monthly payments resulting from the settlement of a lawsuit with Coupons, Inc. (see “Item 3 – Legal Proceedings” for further details). We received an aggregate of $1 million over a two year period from May 2005 through April 2007. Income was recognized on a cash receipts basis due to the uncertainty as to its collection.

Estimating valuation allowance for doubtful accounts

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of approximately $57,600 and $25,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, our accounts receivable balance was approximately $1.1 million, net of allowance for doubtful accounts of approximately $36,000.

Stock-Based Compensation

We adopted FAS 123(R), Share-Based Payment, on January 1, 2006 using the modified-prospective method and began accounting for stock-based compensation using a fair value based recognition method. Under the fair value recognition requirement of FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award.

Impairment of long-lived and amortizable intangible assets

As of December 31, 2007 we had amortizable intangible assets with a net value of approximately $572,000 related to patents we acquired in conjunction with the acquisition of substantially all the assets of BrightStreet.com. The patents relate to the coupon system of our Digital Marketing Solutions segment. We filed a joint patent infringement action related to two of the patents. In April 2005 a settlement was reached in which we received $1 million. As part of the settlement, the company was granted a limited license to the two patents, pursuant to which we receive royalty payments based on their revenue.

We perform an on-going analysis of the recoverability of our long-lived and amortizable intangible assets and, for the year ended December 31, 2007, this was done in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on January 1, 2002. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived and amortizable intangible assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment. However, such impairment conditions considered are the ability to maintain financial performance objectives, access to new markets and customers, overall market conditions, as well as the value of new contracts. We recorded no impairment charges during 2007 and 2006.

Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we may determine that it is necessary to take additional material impairment charges in future periods, which could have a material adverse impact on our business, financial condition, results of operations and cash flow.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 amends FAS 157 to delay the effective date of this Statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within its scope, FSP FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will adopt this standard on January 1, 2009 and we currently believe it will not have a material effect on the financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of FAS 159 will have a material effect on the financial statements.

In December 2007, the FASB issued FAS 141R, Business Combinations, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of FAS 141R will have a material effect on the financial statements.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning after December 15, 2008. We do not believe that the adoption of FAS 160 will have a material effect on the financial statements.

Contractual Obligations and Commercial Commitments

As of December 31, 2007, our contractual obligations and commercial commitments consist of future minimum lease payments under non-cancelable leases for office space. As of December 31, 2007, future minimum lease payments are approximately $273,000 for the year ending December 31, 2008 and there are no future minimum lease payments for years ending subsequent to December 31, 2008. We are obligated under non-cancelable operating leases for office space in Maryland and California, which expire in September 2008 and in June 2008, respectively.

As of December 31, 2007 we are not obligated under any capital leases, but we did have several capital leases for certain computer and office equipment that expired in early 2006. Payments under capital leases were approximately $5,000 for the year ended December 31, 2006.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements are set forth starting on page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) – CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As noted above, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information about each of our executive officers, key employees and directors as of December 31, 2007.

Name	Age	Position(s) with Company
Kamran Amjadi	44	Chief Executive Officer and Chairman
Mehrdad Akhavan	44	Chief Marketing Officer, President, Secretary and Director
Tracy Slavin	38	Chief Financial Officer
John Hoffman	48	Vice President of Network Operations
Amori Langstaff	36	Vice President of Client Services
Peter Friedli	54	Director
David Jodoin	43	Director

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

John Hoffman oversees our internal and external computer services, security and operation as our Vice President of Network Operations. He became a member or our team when we acquired BrightStreet.com in December 2001. At BrightStreet.com, he oversaw their network infrastructure, where he managed more than 24 systems providing scalability and high availability architectures. John brings more than 19 years of experience in computer operations, software development and security. He has obtained varied development and operational experience both in high security government work and the Internet. Prior to BrightStreet.com, he held various positions at Lockheed Missile & Space Company, from 1998 to 2000, and at Netcom Online Communications, from 1994 to 1998.

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

Peter Friedli co-founded our business in August 1996. Mr. Friedli was elected to our Board of Directors in October 1996. Mr. Frieldi is the President of Friedli Corporate Finance and was also the President of Friedli Corporate Finance, Inc. Belize. Prior to joining Friedli Corporate Finance, Inc. Belize, Inc. Belize, Mr. Friedli worked as an international management consultant for service and industrial companies in Europe and the U.S. Mr. Friedli also serves as the President of New Venturetec, Inc., a publicly traded Swiss venture capital investment company and currently serves as a Director of Osiris Therapeutics a publicly traded biotech company. He also serves as a Director in certain private companies.

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

Board of Directors

Our Board of Directors consists of Kamran Amjadi, Mehrdad Akhavan, Peter Friedli and David Jodoin, with Mr. Amjadi serving as Chairman of the Board. The Board affirmatively determines the independence of each Director and nominee for election as a Director; and has adopted the independence standards of The NASDAQ Stock Market LLC. At this time, the Board has determined that only one member of our Board of Directors, David Jodoin, is independent under such standards.

Compensation Committee: The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of other employees and consultants. The Compensation Committee also administers our various incentive compensation, stock and benefit plans. As of December 31, 2007, the Compensation Committee consisted of Mr. Friedli. The Company currently does not have a Compensation Committee Charter.

Compensation Committee Interlocks and Insider Participation: None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Audit Committee/Audit Committee Financial Expert: We do not have a separately designated standing Audit Committee of our Board of Directors, and therefore we do not have any independent audit committee financial experts under Item 407(e) of Regulation S-B. We are listed on the SWX Swiss Exchange, which does not currently require that listed companies have an audit committee. We intend to expand our current Board of Directors to accommodate a separately designated Audit Committee, and to appoint members of such Committee, at a later date.

Stockholder Communications with Directors: Company stockholders who want to communicate with the Board or any individual director can write to:

Invenda Corporation

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on review of the copies of reports under Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007 all executive officers, directors and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and to all of our employees, including our chief executive officer and chief financial officer. Our Code of Ethics has been distributed to all employees and is available at our website (www.Invenda.com). Any additions or amendments to the Code of Ethics, and any waivers of the Code of Ethics for executive officers or our Directors, will be posted on our website.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation for the years ended December 31, 2007 and 2006 for our Chief Executive Officer and our other executive officers as of December 31, 2007, and two other most highly compensated employees for the year ended December 31, 2007 (collectively, the “Named Executive Officers”).

Name and Principal Position(s)	Year	Salary	Bonus	Option awards (1)	All other compensation		Total
Kamran Amjadi	2007	$250,000	$8,500	$—	$400,000	(2)	$658,500
Chief Executive Officer and Chairman	2006	$250,000	$—	$—	$—		$250,000

Mehrdad Akhavan	2007	$200,000	$6,000	$—	$—		$206,000
Chief Marketing Officer, President, Secretary and Director	2006	$200,000	$—	$—	$—		$200,000

Tracy Slavin	2007	$150,000	$2,600	$37,439	$—		$190,039
Chief Financial Officer	2006	$150,000	$—	$44,417	$—		$194,417

John Hoffman	2007	$150,000	$2,600	$—	$—		$152,600
Vice President of Network Operations	2006	$150,000	$—	$11,250	$—		$161,250

Amori Langstaff	2007	$150,000	$10,000	$18,413	$—		$178,413
Vice President of Client Services	2006	$150,000	$—	$36,375	$—		$186,375

(1)	Amounts shown in this column are based on the accounting expense for the corresponding year related to stock option awards made in that year and in prior periods. The assumptions used to calculate the accounting expense recognized are set forth in Note 11 of the Notes to Financial Statements that begin on page F-7 of this Annual Report.
(2)	This amount represents a 10% commission payment to Kamran Amjadi for the successful completion of a patent sale and license transaction that generated $4 million in revenue.

Grants of Plan-Based Awards Table

There were no grants of plan-based awards to any of our Named Executive Officers during the year ended December 31, 2007.

Narrative Disclosure to Summary Compensation Table

We do not have employment agreements with any of our Named Executive Officers. The Chief Executive Officer recommends annual salary adjustments by evaluating the performance of each executive officer after considering new responsibilities and the previous year’s performance and the financial health of the Company. The Compensation Committee performs the same review when evaluating the performance of the Chief Executive Officer. Individual performance ratings take into account such factors as achievement of specific goals that are driven by the Company’s strategic plan and attainment of specific individual objectives.

Bonuses. The Compensation Committee may award bonuses to its executive officers that are based on both corporate and individual performance, as well as the financial health of the Company. The corporate performance factors include, among other things, revenue and earnings targets established in the Company’s annual budget. The Compensation Committee decided to issue bonuses to its executives and other eligible employees for the year ended December 31, 2007 in order to reward them for successful renewals and new accounts that were signed during 2007. This decision does not reflect future decisions on bonus payments as other factors may weigh more prominently in the future.

Stock-Based Compensation. Another component of executive officers’ compensation consists of awards under the Invenda Corporation 2007 Stock Incentive Plan, adopted in May 2007, pursuant to which we grant executive officers and other key employees’ options to purchase shares of common stock. Although the Amended and Restated E-centives, Inc. Stock Option and Incentive Plan adopted in September 2000 remains in effect and options under the plan remain outstanding, we ceased making awards under the plan as of the adoption of our 2007 Stock Incentive Plan.

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

The Company decided not to issue any options to its executives for the year ended December 31, 2007, primarily due to the fact that the Company continued to require external funding. This decision does not reflect future decisions on option grants as other factors may weigh more prominently in the future.

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

For the year ended December 31, 2007, the Compensation Committee decided to reward the Chief Executive Officer $400,000 for the successful effort in selling and licensing patents that generated $4 million in revenue.

2007 Outstanding Equity Awards at Fiscal Year End Table

The following table presents information with respect to stock options held by each of our Named Executive Officers as of December 31, 2007. The Company has not issued any stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Mehrdad Akhavan	10,000	—	$25.00	05/14/2009
	27,500	—	$130.00	06/30/2010
	186,825	—	$1.30	10/07/2012
Tracy Slavin	1,500	—	$65.00	10/03/2010
	1,125	—	$1.30	10/07/2012
	15,250	7,625	$1.30	06/21/2014
John Hoffman	2,000	—	$5.50	12/12/2011
	10,000	—	$1.30	10/07/2012
Amori Langstaff	500	—	$65.00	03/12/2010
	10,000	—	$1.30	10/07/2012
	11,250	3,750	$1.30	06/21/2014

Option Exercises and Stock Vested Table

During the year ended December 31, 2007, no stock options were exercised by any of the Named Executive Officers and as we have not granted any stock awards, there were no stock awards that vested.

Potential Payments upon Termination or Change in Control

There are no potential payments upon termination or a change in control of the Company for any of our Named Executive Officers.

Director Compensation

We do not currently compensate our directors who are also employees. Each non-employee director is currently reimbursed for reasonable travel expenses for each board meeting attended. During the year ended December 31, 2007, the Board of Directors approved the issuance of 10,000 shares of common stock to each non-employee director. Peter Friedli declined such director compensation. Future year’s compensation for non-employee directors has not yet been decided.

In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc. Belize, whereby Mr. Friedli provided financial consulting services and investor relations advice. There have been subsequent renewal agreements, with the most recent renewal being signed in November 2006, extending the agreement until November 2008. Pursuant to the agreement, Friedli Corporate

Finance, Inc. Belize was paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In early 2008, to further our cost cutting initiatives, Friedli Corporate Finance, Inc. Belize agreed to the termination of the consulting agreement. Peter Frieldi has agreed to provide the same consulting services to us free of charge. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence” for additional information on various relationships between Mr. Friedli and his affiliates and the company.

The following tables set forth the compensation for the year ended December 31, 2007 and the aggregate number of equity awards outstanding at December 31, 2007 for our non-employee directors as of December 31, 2007.

2007 Director Compensation Table

Name	Stock Awards		All Other Compensation		Total
Peter Friedli	$—		$63,000	(1)	$63,000
David Jodoin	$34,477	(2)	$—		$34,477

(1)	Represents the amount expensed during 2007 for Peter Friedli’s consulting services.
(2)	Represents the 10,000 shares of common stock approved by the Board of Directors for services provided during 2007.

Outstanding Director Equity Awards at Fiscal Year-End Table

Name	Stock Option Awards (exercisable/unexercisable)
Peter Friedli	9,000 / –
David Jodoin	– / –

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of common stock as of January 31, 2008:

•	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of our outstanding common stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each person identified is c/o Invenda Corporation, 6901 Rockledge Drive, 6th Floor, Bethesda, Maryland 20817.

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a stockholder vote. The persons named in this table have sole voting power for all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days after January 31, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name	Number	Percent of Class
Kamran Amjadi	159,600	*
Mehrdad Akhavan (1)	290,325	1.7
David Jodoin	5,000	*
Peter Friedli (2)	12,241,394	73.6
Venturetec, Inc. (3)	2,436,203	14.7
New Venturetec AG (4)	2,436,203	14.7
InVenture, Inc.	3,155,139	19.2
US Venture 05, Inc.	4,683,520	28.4
Tracy Slavin (5)	17,875	*
John Hoffman (5)	12,000	*
Amori Langstaff (5)	21,750	*
Executive officers and directors as a group (5 persons) (6)	12,714,195	75.3

*	Less than 1% of the outstanding shares of common stock.
(1)	Includes 66,000 shares of common stock and 224,325 shares issuable upon exercise of vested stock options.
(2)	Includes 1,890,932 shares of common stock, 9,000 shares issuable upon exercise of vested stock options and 66,600 shares issuable upon exercise of warrants held by Mr. Friedli individually, as well as shares of common stock and common stock underlying warrants held by entities over which Mr. Friedli has control, as follows: InVenture, Inc. — 3,155,139 shares of common stock; US Venture 05, Inc. — 4,683,520 of common stock and Venturetec, Inc. — 2,336,203 shares of common stock and 100,000 shares issuable on exercise of warrants. Mr. Friedli has sole voting and investment power with respect to 1,966,532 shares and shared voting and investment power with respect to 10,274,862 shares. See “Item 13—Certain Relationships and Related Transactions, and Director Independence” for a description of Mr. Friedli’s relationships with these entities.
(3)	Includes 2,336,203 shares of common stock and 100,000 shares issuable on exercise of warrants.
(4)	Includes 2,336,203 shares of common stock and 100,000 shares issuable on exercise of warrants held by Venturetec, Inc. New Venturetec AG may be deemed to control Venturetec, Inc. by virtue of its ownership of 100% of Venturetec, Inc.’s capital stock and its corresponding right to elect Venturetec, Inc.’s directors, and, therefore, our capital stock owned by Venturetec, Inc. may also be deemed to be beneficially owned by New Venturetec, Inc. New Venturetec AG has shared voting and investment power with respect to 2,436,203 shares.
(5)	Represents shares issuable upon exercise of vested stock options.
(6)	Includes 12,296,394 shares of common stock, 251,201 shares issuable upon exercise of vested stock options and 166,600 shares issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plans

Below is information as of December 31, 2007 with respect to compensation plans under which equity securities are authorized for issuance.

	A		B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	345,031	(2)	$13.53	7,290,000	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	345,031			7,290,000

(1)	Plans approved by stockholders include the Amended and Restated E-centives, Inc. Stock Option and Incentive Plan and the Invenda Corporation 2007 Stock Incentive Plan adopted May 2007. Although the Amended and Restated E-centives, Inc. Stock Option and Incentive Plan remain in effect and options under the plan remain outstanding, we ceased making awards under the plan as of the adoption of our 2007 Stock Incentive Plan.
(2)	The number of common stock reserved and available for issuance under the 2007 Stock Incentive Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Peter Friedli, one of our stockholders and a director, has relationships with several of our investors and stockholders. He serves as the investment advisor to Venturetec, Inc. and InVenture, Inc. He also serves as President of US Venture 05, Inc., InVenture, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is the President of Friedli Corporate Finance and was also the President of Friedli Corporate Finance, Inc. Belize. Mr. Friedli engaged in a number of transactions with us, both directly and through companies with which he has affiliations, as follows:

Funding Commitment. Friedli Corporate Finance has committed to providing our funding needs through the first quarter of 2009.

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

Consulting Agreement. In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc. Belize whereby Mr. Friedli provided financial consulting services and investor relations advice. There have been subsequent renewal agreements, with the most recent renewal being signed in November 2006, extending the agreement until November 2008. Pursuant to this agreement, Friedli Corporate Finance, Inc. Belize was paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In early 2008, to further our cost cutting initiatives, Friedli Corporate Finance, Inc. Belize agreed to the termination of the consulting agreement. Mr. Friedli has agreed to provide us the same consulting services free of charge.

Friedli Corporate Finance, Inc. Belize also provided investment banking services, including but not limited to, helping raise funds for the Company. Friedli Corporate Finance, Inc. Belize was paid $250,000 in 2006 and $0 in 2007 for such services and related costs, which they have indicated to us may be distributed to a number of third party banks who assisted in the financing efforts.

As of December 31, 2007, only one member of our Board of Directors, David Jodoin, is independent.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by BDO Seidman, LLP for the years ended December 31, 2007 and 2006 respectively, are summarized in the table below.

	2007	2006
Audit fees (1)	$164,000	$152,000
Audit Related fees	0	0
Tax fees (2)	27,000	27,000
All Other fees	0	0

Total fees	$191,000	$179,000

(1)	Audit fees include consents and review of and assistance with documents filed with the SEC.
(2)	Tax fees consists of fees for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

Audit Committee Pre-Approval Policies and Procedures

As we do not have an Audit Committee, the Board of Directors has established a policy regarding pre-approval of all audit and non-audit services provided to us by our independent registered public accounting firm. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Board of Directors is requested. The Board of Directors reviews these requests and advises management if the Board of Directors approves the engagement of the independent registered public accounting firm. On a periodic basis, management reports to the Board of Directors regarding the actual spending for such projects and services compared to the approved amounts. The projects and categories of service are as follows:

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are set forth on page F-1 of this Annual Report on the Index to Financial Statements.

Financial Statement Schedules

None.

Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on March 28, 2008.

INVENDA CORPORATION

By:	/s/ Kamran Amjadi
Kamran Amjadi
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kamran Amjadi Kamran Amjadi	Chief Executive Officer (Principal Executive Officer) and Chairman	March 28, 2008

/s/ Tracy L. Slavin Tracy L. Slavin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Mehrdad Akhavan Mehrdad Akhavan	Director	March 28, 2008

/s/ Peter Friedli Peter Friedli	Director	March 28, 2008

/s/ David Jodion David Jodoin	Director	March 28, 2008

INVENDA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Invenda Corporation

Bethesda, MD

We have audited the accompanying balance sheets of Invenda Corporation (the Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invenda Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company is dependent upon its principal stockholder for continued funding.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standard FAS 123(R), Share-Based Payments.

/s/ BDO Seidman, LLP

Bethesda, MD

March 28, 2008

INVENDA CORPORATION

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,398,662	$586,051
Accounts receivable, net of allowance for doubtful accounts of $36,063 and $73,536 at December 31, 2007 and December 31, 2006, respectively.	1,096,301	2,020,823
Other receivables	—	43,033
Prepaid expenses	115,167	63,872
Other	36,011	11,000

Total current assets	3,646,141	2,724,779
Property and equipment, net	343,738	346,185
Other intangible assets, net	571,921	1,195,836
Deferred financing fee	—	246,454
Other assets	—	16,011

Total assets	$4,561,800	$4,529,265

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short term debt	$—	$8,250,000
Interest and final payment fees payable	—	1,411,410
Accounts payable	1,259,009	905,713
Accrued expenses	307,404	204,404
Deferred revenue	16,706	175,572
Other liabilities	27,553	111,853

Total current liabilities	1,610,672	11,058,952
Other long-term liabilities	12,435	35,578

Total liabilities	1,623,107	11,094,530

Commitments and contingencies
Convertible redeemable preferred stock
Series C convertible preferred stock (voting), $.01 par value, 5,000,000 shares authorized, 0 and 3,239,986 shares issued and outstanding at December 31, 2007 and December 31,2006, respectively. (liquidation preference of $25,919,888 at December 31, 2006)	—	12,959,940

Total convertible redeemable preferred stock	—	12,959,940

Stockholders’ equity (deficit):
Common stock, $.01 par value, 120,000,000 shares authorized, 16,465,388 and 6,254,364 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	164,654	62,544
Additional paid-in capital	165,172,558	127,661,812
Accumulated deficit	(162,398,519)	(147,249,561)

Total stockholders’ equity (deficit)	2,938,693	(19,525,205)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$4,561,800	$4,529,265

See accompanying notes to financial statements.

INVENDA CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
Revenue
Product sales	$6,032,290	$6,445,502
Royalties	45,006	56,571
Patents	4,000,000	—

Total revenue	10,077,296	6,502,073

Operating expenses (income)
Cost of revenue	3,490,390	2,989,671
Product development, inclusive of stock-based compensation of $9,320 and $31,618 for the years ended December 31, 2007 and December 31, 2006, respectively.	1,110,073	930,305
General and administrative, inclusive of stock-based compensation of $86,154 and $105,653 for the years ended December 31, 2007 and December 31, 2006, respectively.	4,124,400	3,524,671
Sales and marketing, inclusive of stock-based compensation of $6,567 and $3,141 for the years ended December 31, 2007 and December 31, 2006, respectively.	1,582,885	1,283,067
Other income	(166,667)	(500,000)

Total operating expenses (income)	10,141,081	8,227,714

Loss from operations	(63,785)	(1,725,641)
Loss on exchange of convertible promissory notes	(12,206,617)	—
Interest expense	(762,596)	(1,382,741)
Interest income	26,189	12,087

Loss before income taxes	(13,006,809)	(3,096,295)
Income taxes	—	—

Net loss	(13,006,809)	(3,096,295)
Dividends on convertible redeemable preferred stock	2,142,149	—

Net loss attributable to common stockholders	$(15,148,958)	$(3,096,295)

Basic and diluted net loss per common share	$(1.43)	$(0.50)
Shares used to compute basic and diluted net loss per common share	10,623,373	6,236,870

See accompanying notes to financial statements.

INVENDA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2006	6,216,514	$62,165	$127,465,490	$(144,153,266)	$(16,625,611)

Stock-based compensation	—	—	140,412	—	140,412
Exercise of stock options	31,600	316	41,098	—	41,414
Issuance of common stock for services	6,250	63	14,812	—	14,875
Net loss	—	—	—	(3,096,295)	(3,096,295)

Balance at December 31, 2006	6,254,364	62,544	127,661,812	(147,249,561)	(19,525,205)

Stock-based compensation	—	—	102,041	—	102,041
Dividends on Series C convertible preferred stock	535,537	5,355	2,136,794	(2,142,149)	—
Conversion of Series C convertible preferred stock to common stock	3,239,986	32,400	12,927,540	—	12,959,940
Exchange of convertible promissory notes for common stock	6,410,626	64,106	22,308,979	—	22,373,085
Exercise of stock options	13,875	139	18,499	—	18,638
Exercise of warrants	11,000	110	16,893	—	17,003
Net loss	—	—	—	(13,006,809)	(13,003,300)

Balance at December 31, 2007	16,465,388	$164,654	$165,172,558	$(162,398,519)	$2,938,693

See accompanying notes to financial statements.

INVENDA CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
Cash flows used in operating activities:
Net loss	$(13,006,809)	$(3,096,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of promissory notes	12,206,617	—
Depreciation and amortization	826,600	770,757
Amortization of deferred financing fee	246,454	379,297
Stock-based compensation	102,041	140,412
Issuance of common stock for services	—	14,875
Provision for doubtful accounts	57,558	25,000
(Increase) decrease in:
Accounts receivable	866,964	(714,646)
Other receivables	43,033	308,364
Prepaid expenses and other current assets	(51,295)	(9,416)
Other assets	(9,000)	—
Increase (decrease) in:
Accounts payable	353,296	(498,191)
Accrued expenses and other liabilities	500,615	751,816
Deferred revenue	(158,866)	100,530

Net cash provided by (used in) operating activities	1,977,208	(1,827,497)

Cash flows from investing activities:
Acquisition of property and equipment	(200,238)	(339,953)

Net cash used in investing activities	(200,238)	(339,953)

Cash flows from financing activities:
Payments on obligations under capital leases	—	(5,208)
Proceeds from issuance of debt	—	2,500,000
Debt issuance costs	—	(250,000)
Exercise of warrants	17,003	—
Exercise of stock options	18,638	41,414

Net cash provided by financing activities	35,641	2,286,206

Net increase in cash and cash equivalents	1,812,611	118,756
Cash and cash equivalents, beginning of year	586,051	467,295

Cash and cash equivalents, end of year	$2,398,662	$586,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,084	$84,511

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

See accompanying notes to financial statements.

INVENDA CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)	Organization

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

The principal offerings of the business units in Digital Marketing Solutions include data warehousing, online reporting, e-mail marketing, Internet couponing and promotions, strategic consulting and program management, user experience design and development, as well as analytics and data mining. The principal offerings of the business unit in Digital Media are on-line advertising and e-commerce services.

One of the Company’s Digital Marketing Solutions segment customers, Reckitt Benckiser, contributed 19% and 28%, respectively, of the Company’s revenue for the years ended December 31, 2007 and 2006. The customer’s initial contract expired in October 2002 and the customer has subsequently signed six annual renewal agreements, with the most recent renewal expiring on December 31, 2008. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently anticipates that its current cash position, future revenues and the commitment from Friedli Corporate Finance to provide the Company with its funding needs through the first quarter of 2009 will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through the first quarter of 2009.

If future revenues are not sufficient to cover operating costs, the Company will need to raise funds to continue operations. Additional funds may also be needed to respond to competitive pressures, to develop new or enhanced products or services, to fund expansion or to make acquisitions. If Friedli Corporate Finance is unable or unwilling to fulfill its financing commitment or the Company is not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that the Company will be able to replace such committed funds on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for its assets.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Estimates are used in accounting for, among other things, allowance for uncollectible receivables, recoverability of long-lived assets, intangible assets, depreciation and amortization, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

(d)	Accounts Receivable

The Company’s accounts receivable arise in the normal course of business. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that could be incurred. The estimated losses are based on historical collection experience coupled with review of the current status of existing receivables.

(e)	Property and Equipment

Property and equipment are stated at cost and equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment under capital leases is capitalized and amortized using the straight-line method over the shorter of its estimated useful life or the term of the respective lease. Leasehold improvements acquired in a business combination or purchased after the inception of a lease are capitalized and amortized over the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase (see Note 4).

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

(f)	Long-Lived and Amortizable Intangible Assets

In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of long-lived assets, including amortizable intangible assets, whenever adverse events or changes in circumstances or business climate indicate that the carrying value of the asset may not be recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount, if any, in which the carrying value of the asset exceeds the related fair value of the asset. No impairment charges were recorded during the years ended December 31, 2007 and 2006.

In accordance with the amortization provisions of FAS 142, Goodwill and Other Intangible Assets, the Company amortizes intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviews them for impairment in accordance with FAS 144.

(g)	Revenue Recognition

The Company recognizes revenue in accordance with SAB 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition. Consistent with the requirements of SAB 101 and SAB 104 revenue is recognized when (i) persuasive evidence of arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and (iv) collectibility is reasonably assured.

Revenue is currently generated by providing the services of the Company’s two segments: Digital Marketing Solutions and Digital Media.

The Digital Marketing Solutions segment, which represented 37% and 61% of the Company’s revenue for the years ended December 31, 2007 and 2006, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Digital Marketing Solutions segment. This was the result of a settlement of a lawsuit with Coupons, Inc. (see Note 9b) whereby the Company is being paid quarterly royalties based on revenue earned by Coupons, Inc. related to patents that were licensed to them as part of the settlement agreement. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

The Digital Media segment, which includes ConsumerReview.com, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of our websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of our websites responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerReview.com represented 23% and 39% of the Company’s total revenue for years ended December 31, 2007 and 2006, respectively.

In October 2007, the Company entered into a patent sale agreement for the sale of a web search patent for a purchase price of $2 million. In a related transaction, the Company entered into two non-exclusive patent license agreements for a one time payment of $2 million. The patent revenue was recognized at the time the agreements were signed and represented 40% of the Company’s revenue for the year ended December 31, 2007.

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

At December 31, 2007, the Company had one stock-based compensation plan, which is described more fully in Note 11. Beginning January 1, 2006, the Company adopted FAS 123(R) using the modified-prospective method, and as such, prior periods have not been restated. Compensation expense is recognized over the requisite service period.

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

On January 1, 2007 the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in the Company’s financial position and results of operations due to the adoption of FIN 48 (see Note 6).

(m)	Net Income (Loss) Per Share

The Company computes net income (loss) applicable to common stockholders in accordance with FAS 128, Earnings Per Share. Under the provisions of FAS 128, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same. For the years ended December 31, 2007 and 2006, 859,206 and 1,130,010 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

In the year ended December 31, 2007, the Company incurred charges related to bad debts of approximately $57,600. While the Company believes that its allowance for doubtful accounts as of December 31, 2007 is adequate to cover any difficulties with the collection of its accounts receivable balance, there can be no assurance that the allowance will be adequate to cover any receivables later deemed to be uncollectible.

For the years ended December 31, 2007 and 2006, one customer accounted for 19% and 28%, respectively, of the Company’s total revenue. This customer accounted for 13% and 30% of the Company’s total accounts receivable at December 31, 2007 and 2006, respectively.

(o)	Retirement Plan

The Company sponsors a defined contribution retirement plan established under the provisions of Internal Revenue Code Section 401(k). Eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service’s annual contribution limit. The 401(k) plan permits the Company to make additional discretionary matching contributions on behalf of all participants in the 401(k) plan in an amount determined by the Company; however, no contributions have been made for the years presented.

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

(3)	Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 amends FAS 157 to delay the effective date of this Statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within its scope, FSP FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt this standard on January 1, 2009 and does not believe it will have a material effect on the financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of FAS 159 will have a material effect on the financial statements.

In December 2007, the FASB issued FAS 141R, Business Combinations, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of FAS 141R will have a material effect on the financial statements.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning after December 15, 2008. The Company does not believe that the adoption of FAS 160 will have a material effect on the financial statements.

(4)	Property and Equipment

Property and equipment consists of the following:

		December 31,
	useful life	2007	2006
Computer equipment	3 years	$6,869,683	$6,748,480
Furniture and equipment	5-7 years	383,195	383,195
Leasehold improvements	5 years	23,072	23,072

		7,275,950	7,154,747
Less: accumulated depreciation		(6,932,212)	(6,808,562)

		$343,738	$346,185

Depreciation expense related to property and equipment was approximately $203,000 and $147,000 for the years ended December 31, 2007 and 2006, respectively.

(5)	Intangible Assets

Intangible assets at December 31, 2007 and December 31, 2006, consisted of patents, which were acquired in connection with the BrightStreet.com acquisition, and technology and tradenames, which were acquired in connection with the ConsumerReview.com acquisition. The intangible assets were recorded at their estimated fair value and are amortized on a straight-line basis over three years. The technology and tradenames intangible assets were fully amortized as of November 2005.

Intangible assets consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets:
Patents	$2,345,679	$(1,773,758)	$571,921	$2,345,679	$(1,149,843)	$1,195,836
Technology	3,774,685	(3,774,685)	—	3,774,685	(3,774,685)	—
Tradenames	112,408	(112,408)	—	112,408	(112,408)	—

Total amortizable intangible assets	$6,232,772	$(5,660,851)	$571,921	$6,232,772	$(5,036,936)	$1,195,836

Amortization expense related to intangible assets was approximately $624,000 for each of the years ended December 31, 2007 and 2006, respectively. Estimated amortization expense for the year ended December 31, 2008 is $572,000. No amortization expense is expected for the years ending subsequent to December 31, 2008.

(6)	Income Taxes

The Company has incurred operating losses since its inception and has recognized no US current or deferred income tax provision or benefit. For the years ended December 31, 2007 and 2006, there was no income tax expense or benefit attributable to operations.

The provision for income taxes is different from that which would be obtained by applying the statutory US federal income tax rate to pretax loss before income taxes. The items affecting this difference are as follows:

	Year Ended December 31,
	2007	2006
Expected tax benefit at statutory rate	$4,422,315	$1,052,740
State tax, net of federal	28,907	119,657
Loss on exchange of convertible promissory notes	(4,150,250)	—
Stock-based compensation, not deductible	(14,187)	(4,002)
Other, net	(6,702)	(22,148)
Increase in valuation allowance	(280,083)	(1,146,247)

Tax benefit	$—	$—

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Net operating loss and general business credits carryforwards	$48,803,775	$49,997,491
Interest expense	519,478	—
Intangible assets	2,247,875	2,285,786
Deferred compensation	1,208,291	1,192,601
Allowance for doubtful accounts receivable	13,668	27,870
Property and equipment	20,708	29,964

Total gross deferred tax assets	53,813,795	53,533,712
Valuation allowance	(53,813,795)	(53,533,712)

	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and tax credit carry forwards are available. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversals of deferred tax liabilities, projections for future taxable income and uncertainty regarding ultimate realization of the tax benefits regarding the deferred tax assets, the Company has established a valuation allowance of approximately $53,814,000 as of December 31, 2007. The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was an increase of approximately $280,000 and $1,146,000, respectively. The federal net operating loss is approximately $130,899,000 as of December 31, 2007. The federal net operating loss carry forward period expires commencing in 2011 through the year 2022. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss may occur. As a result, the net operating loss carry forward may not be fully utilized before expiration.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. There has been no change in the Company’s financial position and results of operations due to the adoption of FIN 48. As of January 1, 2007, the Company had no unrecognized tax benefits that would have an affect on the effective tax rate. The Company elected to continue to report any interest and penalties as income taxes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48.

(7)	Convertible Promissory Notes

On September 18, 2007, the Company entered into Note Exchange Agreements with the holders of all of its outstanding convertible promissory notes. Pursuant to the Note Exchange Agreements, the Company retired the debt represented by such convertible promissory notes of $8,250,000 plus accrued and unpaid interest and final payment fees, by exchanging the convertible promissory notes for an aggregate of 6,410,626 shares of the Company’s common stock. The convertible promissory notes were surrendered and terminated as part of the debt exchange. The common stock issued had a fair value in excess of the book value of the debt, resulting in a non operating loss of $12,206,617.

(8)	Guarantees and Indemnifications

The Company accounts for guarantees and indemnifications under the guidance of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

As of December 31, 2007, the Company is not obligated under any capital leases, but did have several capital leases for certain computer and office equipment that expired in early 2006. Payments under capital leases were approximately $5,000 for the year ended December 31, 2006. Amounts related to assets under non-cancelable capital leases that have been capitalized as property and equipment as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Computer equipment	$570,580	$570,580
Office equipment	23,789	23,789
Less: accumulated depreciation	(594,369)	(591,067)

	$—	$3,302

In addition, the Company is obligated under non-cancelable operating leases, primarily for office space. Rent expense under operating leases was approximately $394,000 and $341,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, future minimum lease payments are $273,000 for the year ending December 31, 2008. There are no future minimum lease payments for years ending subsequent to December 31, 2008.

(b)	Litigation

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. Other than the matters described below, as of December 31, 2007, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company currently has no employment agreements with any of its officers and employees, but does have bonus agreements with certain officers and employees. The Company issued bonuses totaling $108,500 during the year ended December 31, 2007, of which $71,900 was paid and $36,600 was accrued for as of December 31, 2007. No bonuses were issued during the year ended December 31, 2006, therefore no accrual for bonuses were made as of December 31, 2006.

(10)	Preferred Stock, Stock Plans and Warrants

(a)	Preferred Stock

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

As of December 31, 2006, there were 3,239,986 shares of Series C convertible preferred stock issued and outstanding. As of December 31, 2006 the Series C convertible preferred stock was classified on the balance sheet as redeemable in accordance with EITF Topic D-98 Classification and Measurement of Redeemable Securities, due to the holders’ ability to require redemption through a liquidation of the Company.

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

(b)	Stock Incentive and Option Plan

The Company’s 2007 Stock Incentive Plan, which was adopted in May 2007, provides and its Amended and Restated Stock Incentive and Option Plan, which expired in August 2006, provided for the grant of stock options, restricted stock and other stock-based compensation to the Company’s employees, consultants and advisors. As of December 31, 2007, there were 7,290,000 shares of common stock reserved for issuance under the 2007 Stock Incentive Plan.

As of December 31, 2007 there were 354,031 options to purchase shares of common stock outstanding at a weighted average exercise price of $13.53 per share under the Amended and Restated Stock Incentive and Option Plan. Options typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of the Company. Typically, an option expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

(c)	Warrants

At December 31, 2007, the Company had outstanding warrants to purchase 584,600 shares of the Company’s common stock with a weighted average exercise price of $1.40. During the year ended December 31, 2007 the Company did not issue any warrants, but 39,900 warrants expired and 11,000 warrants were exercised. During year ended December 31, 2006, the Company did not issue or cancel any warrants.

Warrants	Exercise Price	Expiration Date
5,600	$1.00	December 31, 2008
579,000	$1.40	April 7, 2008

(11)	Stock-Based Compensation

The Company’s 2007 Stock Incentive Plan, which was adopted in May 2007, provides and its Amended and Restated Stock Incentive and Option Plan, which expired in August 2006, provided for the grant of stock options, restricted stock and other stock-based compensation to the Company’s employees, consultants and advisors.

(a)	Stock

During the year ended December 31, 2007, the Board of Directors approved the issuance of 10,000 shares of common stock to each non-employee director. Peter Friedli declined such director compensation. The 10,000 shares authorized to be issued to David Jodoin have not yet been issued and an expense of approximately $34,000 was recorded for the year ended December 31, 2007.

(b)	Stock Options

Stock options typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of the Company. Typically, an option expires ten years after it is granted. In addition, the plan allows for grants of options the vesting of which is tied to the employee’s performance. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

The Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense. In estimating the grant date fair value, the expected stock price volatility rates were based on historical volatilities of the Company’s common stock over a period commensurate with the expected life of the options. Since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In March 2005, the SEC issued SAB 107 regarding the Staff’s interpretation of FAS 123(R). This interpretation provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of FAS 123(R) and investors and users of the financial statements in analyzing the information provided. The expected life of the options was determined using the simplified approach described under SAB 107.

The Company did not grant any options to employees during the year ended December 31, 2007 and granted 44,800 options during the year ended December 31, 2006. The assumptions used in the model for the year ended December 31, 2006 were as follows:

Expected volatility	103% - 105%
Expected dividends	0%
Risk-free rate	4.59% -5.10%
Expected term	6.25 years

For the years ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of approximately $68,000 and $140,000, respectively.

A summary of option activity under the Company’s plan, as of December 31, 2007 and changes during the year then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Balance, January 1, 2007	672,010	$13.40	3.9 years
Exercised during the period	(13,875)	$1.34
Cancelled during the period	(304,104)	$13.81
Outstanding, December 31, 2007	354,031	$13.53	5.5 years	$313,114

Exercisable, December 31, 2007	335,081	$14.18	5.4 years	$297,852

(1)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at December 29, 2007, $2.40 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of December 31, 2007, and changes during the year then ended, is presented below:

	Options	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2007	40,450	$4.46
Vested	(17,075)	$4.72
Forfeited	(4,425)	$3.17
Non-vested at December 31, 2007	18,950	$4.53

At December 31, 2007, the expected compensation cost of options outstanding but not yet vested was approximately $44,000. The Company expects to recognize this cost over a weighted average period of approximately 1 year. The total fair value of options vested during the year ended December 31, 2007 was approximately $81,000. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $21,000.

(12)	Related Party Transactions

Peter Friedli, one of the Company’s stockholders and a director, has relationships with several of the Company’s investors and stockholders. He serves as the investment advisor to Venturetec, Inc. and InVenture, Inc. He also serves as President of US Venture 05, Inc., InVenture, Inc. and Venturetec, Inc., as well as its parent corporation, New Venturetec AG. Mr. Friedli is the President of Friedli Corporate Finance and was also the President of Friedli Corporate Finance, Inc. Belize.

During the year ended December 31, 2006, the Company issued three 10% convertible promissory notes with principal amounts totaling $1,500,000 and one 4% convertible promissory note with a principal amount of $1,000,000 to a company affiliated with Peter Frieldi. As further described in Note 7, these four convertible promissory notes were exchanged for common stock on September 18, 2007.

As further described in Note 7, on September 18, 2007, the Company issued an aggregate of 5,316,182 shares of common stock in exchange for the cancellation of all outstanding convertible promissory notes held by organizations affiliated with Peter Friedli, amounting to $7,000,000 plus accrued and unpaid interest and final payment fees. As a result of the exchange, the convertible promissory notes were canceled and the Company owes no further amounts thereunder. The common stock issued had a fair value in excess of the book value of the debt, resulting in a non operating loss of $10,229,503.

As further described in Note 10, effective April 30, 2007, all holders of series C convertible preferred stock (all of which are related parties of Peter Friedli) exercised their option to convert their series C convertible preferred shares, together with unpaid dividends accrued until April 30, 2007, into shares of the Company’s common stock. As a result 3,239,986 shares of series C convertible preferred stock were converted into 3,239,986 shares of common stock and 535,537 shares of common stock were issued as dividends. These share numbers reflect the reverse stock split, which occurred on May 18, 2007 after the effective date of the conversion.

Friedli Corporate Finance has committed to providing our funding needs through the first quarter of 2009.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc. Belize which was renewed several times, with the most recent renewal expiring in November 2008. Under the agreement, Friedli Corporate Finance, Inc. Belize provided services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services could include, but were not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc. Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to this agreement, Friedli Corporate Finance, Inc. Belize was paid $4,000 per month plus reimbursement of expenses related to services. Consulting expense under the Friedli Corporate Finance, Inc. Belize agreement was approximately $63,000 for each of the years ended December 31, 2007 and 2006. As a result of additional investment banking services and costs related with securing the funds associated with the convertible promissory notes and the preferred stock financing, Friedli Corporate Finance, Inc. Belize was paid $250,000 in 2006 and $0 in 2007, which they have indicated may be distributed to a number of third party banks who assisted in the financing efforts. In early 2008, to further the Company’s cost cutting initiatives, Friedli Corporate Finance, Inc. Belize agreed to the termination of the consulting agreement. Peter Friedli has agreed to provide the Company with the same consulting services free of charge.

(13)	Segment Information

(a)	Operating Segments

The Company has two reportable operating segments: Digital Marketing Solutions (formerly the Interactive Database Marketing or IDBM division) and Digital Media (formerly called ConsumerReview.com). Digital Marketing Solutions, which includes the Collabrys and E-centives business units, provides such services as data warehousing, online reporting, Internet couponing and promotions, e-mail marketing, strategic consulting and program management, user experience design and development, and analytics and data mining; while Digital Media, which includes ConsumerREVEIW.com, provides on-line advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the reportable operating segments as of and for the year ended December 31, 2007 and 2006 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$3,754,352	$2,322,944	$6,077,296	$4,000,000	(1)	$10,077,296
Operating (loss) profit	(3,212,983)	(450,802)	(3,663,785)	3,600,000	(2)	(63,785)
Depreciation and amortization	795,137	31,463	826,600	—		826,600
Capital expenditures	175,389	24,849	200,238	—		200,238
Assets	1,557,104	606,034	2,163,138	2,398,662	(3)	4,561,800

2006	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$3,939,395	$2,562,678	$6,502,073	$—		$6,502,073
Operating loss	(1,591,827)	(133,814)	(1,725,641)	—		(1,725,641)
Depreciation and amortization	760,623	10,134	770,757	—		770,757
Capital expenditures	330,322	9,631	339,953	—		339,953
Assets	3,402,595	540,619	3,943,214	586,051	(3)	4,529,265

(1)	The operating revenue, unallocated amounts, represents revenue from a patent sale agreement and a patent license agreement.
(2)	The operating profit, unallocated amounts, represents revenue from a patent sale agreement and a patent license agreement less commissions paid on the agreements.
(3)	The asset, unallocated amounts, represents corporate assets that consist of cash and cash equivalents.

(b)	Customers

For the year ended December 31, 2007, one of the Company’s Digital Marketing Solutions segment customers represented 10% or more of the Company’s revenue. Reckitt Benckiser contributed $1.9 million in revenue and $1.8 million in revenue for the years ended December 31, 2007 and 2006, or 19% and 28%, respectively, of the Company’s revenue for each of the years. The customer’s original agreement expired in October 2002, and the customer subsequently entered into six renewal agreements, with the most recent one expiring on December 31, 2008.

In October 2007, the Company entered into a patent sale agreement and a patent license agreement with Google Inc. for payments totaling $4 million. The revenue represented 40% of the Company’s revenue for the year ended December 31, 2007.

No other customer represented 10% or more of the Company’s revenue for the year ended December 31, 2007.

(14)	Selected Quarterly Financial Data (unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2007 and 2006. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,467,033	$1,462,080	$1,425,276	$5,722,907

Gross profit	578,616	573,325	584,329	4,850,636
Operating (loss) profit	(886,586)	(1,039,703)	(896,635)	2,759,139
Income (loss) before income tax	(1,202,086)	(1,359,467)	(13,217,764)	2,772,508
Net income (loss) applicable to common stockholders	(1,202,086)	(3,501,616)	(13,217,764)	2,772,508
Basic net income (loss) per common share (1)	$(0.19)	$(0.40)	$(1.21)	$0.17
Diluted net income (loss) per common share (1)	$(0.19)	$(0.40)	$(1.21)	$0.16

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,380,948	$1,449,386	$1,761,876	$1,909,863
Gross Profit	626,501	629,668	1,001,124	1,255,109
Operating (loss) profit	(950,878)	(604,058)	(291,945)	121,240
Loss before income tax	(1,354,486)	(909,774)	(602,445)	(229,590)
Net loss applicable to common stockholders	(1,354,486)	(909,774)	(602,445)	(229,590)
Basic and diluted net loss per common share (1)	$(0.22)	$(0.15)	$(0.10)	$(0.04)

(1)	Earnings per share is computed independently for each of the quarters presented, therefore the sum of the quarterly earnings per share may not equal the total computed for the year due to shares issued each quarter.
(2)	The improvement for the 4th quarter of 2007 can primarily be attributed to the $4,000,000 in revenue generated from a patent sale agreement and a patent license agreement.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1.1	Restated Certificate of Incorporation of E-centives, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-42574))

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of E-centives, Inc., dated May 17, 2007 (incorporated by reference to the Current Report on Form 8-K filed May 23, 2007)

3.2	Amended and Restated Bylaws of E-centives, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-42574))

10.1+	2007 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14C filed April 23, 2007).

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

*	Filed or furnished with this report.
+	Management contract or compensatory plan or arrangement.