Form 10-Q
period 2008-03-31
INVENDA CORP
filed 2008-05-15
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31559

INVENDA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1988332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 Rockledge Drive, 6th Floor Bethesda, Maryland	20817
(Address of principal executive offices)	(Zip Code)

(240) 333-6100

(Registrant’s telephone number, including area code)

Not Applicable

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 30, 2008, there were 16,475,388 shares of the registrant’s common stock outstanding.

INVENDA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVENDA CORPORATION

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,584,410	$2,398,662
Accounts receivable, net of allowance for doubtful accounts of $32,370 and $36,063 at March 31, 2008 and December 31, 2007, respectively.	1,442,842	1,096,301
Prepaid expenses	87,688	115,167
Other	36,011	36,011

Total current assets	3,150,951	3,646,141
Property and equipment, net	328,419	343,738
Other intangible assets, net	415,943	571,921

Total assets	$3,895,313	$4,561,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328,412	$1,259,009
Accrued expenses	361,480	307,404
Deferred revenue	385,153	16,706
Other liabilities	26,647	27,553

Total current liabilities	2,101,692	1,610,672
Other long-term liabilities	6,293	12,435

Total liabilities	2,107,985	1,623,107

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value, 120,000,000 shares authorized, 16,465,388 and 16,465,388 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	164,654	164,654
Additional paid-in capital	165,192,414	165,172,558
Accumulated deficit	(163,569,740)	(162,398,519)

Total stockholders’ equity	1,787,328	2,938,693

Total liabilities and stockholders’ equity	$3,895,313	$4,561,800

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(unaudited)
Revenue
Product sales	$1,157,379	$1,449,250
Royalties	4,619	17,783

Total revenue	1,161,998	1,467,033

Operating expenses (income)
Cost of revenue	849,612	888,417
Product development, inclusive of stock-based compensation of $2,454 and $2,319 for the three months ended March 31, 2008 and March 31, 2007, respectively.	300,859	242,852
General and administrative, inclusive of stock-based compensation of $16,122 and $14,828 for three months ended March 31, 2008 and March 31, 2007, respectively.	925,988	1,045,370
Sales and marketing, inclusive of stock-based compensation of $1,280 and $1,966 for three months ended March 31, 2008 and March 31, 2007, respectively.	265,118	301,980
Other income	—	(125,000)

Total operating expenses (income)	2,341,577	2,353,619

Loss from operations	(1,179,579)	(886,586)
Interest expense	(1,728)	(320,896)
Interest income	10,086	5,396

Loss before income taxes	(1,171,221)	(1,202,086)
Income taxes	—	—

Net loss	$(1,171,221)	$(1,202,086)

Basic and diluted net loss per common share	$(0.07)	$(0.19)

Shares used to compute basic and diluted net loss per common share	16,475,388	6,254,776

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(unaudited)
Cash flows used in operating activities:
Net loss	$(1,171,221)	$(1,202,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,899	203,761
Amortization of deferred financing fee	—	75,018
Stock-based compensation	19,856	19,113
Provision for doubtful accounts	—	10,000
(Increase) decrease in:
Accounts receivable	(346,541)	145,362
Other receivables	—	43,033
Prepaid expenses and other current assets	27,479	(102,126)
Increase in:
Accounts payable	69,403	330,619
Accrued expenses and other liabilities	47,028	214,116
Deferred revenue	368,447	244,558

Net cash used in operating activities	(777,650)	(18,632)

Cash flows from investing activities:
Acquisition of property and equipment	(36,602)	(118,682)

Net cash used in investing activities	(36,602)	(118,682)

Cash flows from financing activities:
Exercise of stock options	—	3,737

Net cash provided by financing activities	—	3,737

Net decrease in cash and cash equivalents	(814,252)	(133,577)
Cash and cash equivalents, beginning of period	2,398,662	586,051

Cash and cash equivalents, end of period	$1,584,410	$452,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,728	$2,782

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

Invenda provides digital marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. Invenda currently consists of three business units: Collabrys, E-centives and ConsumerReview.com. Through its business units, the Company provides acquisition and retention solutions for companies that do business with millions of Internet users every day. For financial reporting purposes, the Company currently organizes its revenue into two operating segments: Digital Marketing Solutions (formerly the Interactive Database Marketing or “IDBM” division) and Digital Media (formerly the ConsumerReview.com division). Digital Marketing Solutions includes the Collabrys and the E-centives business units and Digital Media includes the ConsumerReview.com business unit.

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

One of the Company’s Digital Marketing Solutions segment customers, Reckitt Benckiser, contributed 41% and 30%, respectively, of the Company’s revenue for the three months ended March 31, 2008 and 2007. The customer’s initial contract expired in October 2002 and the customer has subsequently signed six annual renewal agreements, with the most recent renewal expiring on December 31, 2008. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently anticipates that its current cash position, future revenue and the commitment from Friedli Corporate Finance to provide the Company with its funding needs through the second quarter of 2009 will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through the second quarter of 2009.

If future revenue is not sufficient to cover operating costs, the Company will need to raise funds to continue operations. Additional funds may also be needed to respond to competitive pressures, to develop new or enhanced products or services, to fund expansion or to make acquisitions. If Friedli Corporate Finance is unable or unwilling to fulfill its financing commitment or the Company is not offered financing by Friedli Corporate Finance on acceptable terms and conditions, it is not likely that the Company will be able to replace such committed funds on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, the Company may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for its assets.

(2) BASIS OF PRESENTATION

These unaudited financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company’s Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and related notes in the Company’s Form 10-K for fiscal year 2007.

In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of March 31, 2008 and the results of its operations for the three month periods ended March 31, 2008 and 2007 and cash flows for the three month periods ended March 31, 2008 and 2007.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for future periods.

(3) SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

The Company recognizes revenue in accordance with SAB 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition. Consistent with the requirements of SAB 101 and SAB 104, revenue is recognized when (i) persuasive evidence of arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and (iv) collectibility is reasonably assured.

Revenue is currently generated by providing the services of the Company’s two segments: Digital Marketing Solutions and Digital Media.

The Digital Marketing Solutions segment, which represented 64% and 69% of the Company’s revenue for the three months ended March 31, 2008 and 2007, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Digital Marketing Solutions segment. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

The Digital Media segment, which includes ConsumerReview.com, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of ConsumerReview.com’s website. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of a ConsumerReview.com website responds to a commerce link by linking to a customer’s website. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerReview.com represented 36% and 31% of the Company’s total revenue for three months ended March 31, 2008 and 2007, respectively.

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

In April 2007, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, causing each ten shares of outstanding common stock to be combined into one share of common stock. The reverse stock split became effective at the close of business on May 18, 2007. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to additional paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse stock split.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which partially defers the effective date of FAS 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. FAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS 157 defines fair value based upon an exit price model. FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1:	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial position or results of operations. The Company is currently assessing the impact of FAS 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted FAS 159 on January 1, 2008 and there was no effect on the financial statements since the Company did not elect the fair value option for assets and liabilities within the scope.

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

In December 2007, SEC issued SAB 110 which expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe that the adoption of FAS 161 will have a material effect on the financial statements.

(5) STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan, which was adopted in May 2007, provides and its Amended and Restated Stock Incentive and Option Plan, which expired in August 2006, provided for the grant of stock options, restricted stock and other stock-based compensation to the Company’s employees, consultants and advisors.

(a) Stock

During the three months ended March 31, 2008 and 2007, the Company did not issue any shares of common stock under the Stock Incentive Plan.

(b) Stock Options

Stock options typically vest over time, usually ratably over four years from the date of grant, with some subject to acceleration in the event of a change of control of the Company. Typically, an option expires ten years after it is granted. In addition, the plan allows for grants of options of which the vesting is tied to the employee’s performance. The plan provides for the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-statutory options.

The Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense. In estimating the grant date fair value, the expected stock price volatility rates were based on historical volatilities of the Company’s common stock over a period commensurate with the expected life of the options. Since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In March 2005, the SEC issued SAB 107 regarding the Staff’s interpretation of FAS 123(R). This interpretation provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of FAS 123(R) and investors and users of the financial statements in analyzing the information provided. In December 2007, SEC issued SAB 110 which extends the use of the simplified method, which was scheduled to expire on December 31, 2007, for plain vanilla awards in certain situations. The expected life of the options was determined using the simplified approach described under SAB 107. The Company did not grant any options during the three months ended March 31, 2008.

For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense of approximately $20,000 and $19,000, respectively.

A summary of option activity under the Company’s plan, as of March 31, 2008 and changes during the period then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Balance, January 1, 2008	354,031	$13.53	5.5 years
Cancelled during the period	(600)	$3.30
Outstanding, March 31, 2008	353,431	$13.55	5.2 years	$486,792
Exercisable, March 31, 2008	335,706	$14.16	5.2 years	$462,850

(1)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at March 31, 2008, $3.00 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of March 31, 2008, and changes during the period then ended, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2008	18,950	$4.53
Vested	(1,225)	$3.59
Non-vested at March 31, 2008	17,725	$4.59

At March 31, 2008, the expected compensation cost of options outstanding but not yet vested was approximately $25,000. The Company expects to recognize this cost over a weighted average period of approximately 1 year. The total fair value of options vested during the year ended March 31, 2008 was approximately $4,000.

(6) INCOME TAX

On January 1, 2007 the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in the Company’s financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007, the Company had no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report any interest and penalties as income taxes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48.

(7) SEGMENT INFORMATION

(a) Operating Segments

The Company has two reportable operating segments: Digital Marketing Solutions and Digital Media. Digital Marketing Solutions, which includes the Collabrys and E-centives business units, provides such services as data warehousing, online reporting, Internet couponing and promotions, e-mail marketing, strategic consulting and program management, user experience design and development, and analytics and data mining; while Digital Media, which includes ConsumerREVEIW.com, provides on-line advertising and e-commerce services that are provided through its network of web communities.

Information as to the operations of the reportable operating segments as of and for the three months ended March 31, 2008 and 2007 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

As of and for three months ended March 31, 2008 and 2007:

2008	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$739,149	$422,849	$1,161,998	$—		$1,161,998
Operating loss	(916,071)	(263,508)	(1,179,579)	—		(1,179,579)
Depreciation and amortization	198,823	9,076	207,899	—		207,899
Capital expenditures	36,602	—	36,602	—		36,602
Assets	2,012,900	298,003	2,310,903	1,584,410	(1)	3,895,313

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$1,008,614	$458,419	$1,467,033	$—		$1,467,033
Operating loss	(656,157)	(230,429)	(886,586)	—		(886,586)
Depreciation and amortization	200,321	3,440	203,761	—		203,761
Capital expenditures	112,838	5,844	118,682	—		118,682
Assets	3,299,253	387,595	3,686,848	452,474	(1)	4,139,322

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and cash equivalents.

(b) Customers

For the three months ended March 31, 2008 and 2007, two of the Company’s Digital Marketing Solutions’ customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $475,000 and $446,000 in revenue for the three months ended March 31, 2008 and 2007, or 41% and 30%, respectively, of the Company’s revenue for each of the periods. The customer’s original agreement expired in October 2002, and the customer subsequently entered into six renewal agreements, with the most recent one expiring on December 31, 2008.

Colgate-Palmolive contributed $122,000 and $102,000 in revenue for the three months ended March 31, 2008 and 2007, or 11% and 7%, respectively, of the Company’s revenue for each of the periods. The customer entered into its original agreement in March 2004 and subsequently entered into renewal agreements with the most recent one expiring on December 31, 2008.

TracFone Wireless, Inc. contributed $11,000 and $267,000, respectively, in revenue for the three months ended March 31, 2008 and 2007, or 1% and 18%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement began in late December 2005 and ended in March 2006 and the customer subsequently entered renewal agreements with the most recent one ending in May 2008.

No other customer represented 10% or more of the Company’s revenue for the three months ended March 31, 2008 and 2007.

(8) RELATED PARTY TRANSACTIONS

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

Friedli Corporate Finance has committed to providing the Company’s funding needs through the second quarter of 2009.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc. Belize which was renewed several times, with the last renewal expiring in November 2008. In early 2008, Friedli Corporate Finance, Inc. Belize agreed to the termination of the consulting agreement and Peter Friedli agreed to provide the Company with the same consulting services free of charge. Under the consulting agreement, Friedli Corporate Finance, Inc. Belize provided services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services could include, but were not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc. Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to this agreement, Friedli Corporate Finance, Inc. Belize was paid $4,000 per month plus reimbursement of expenses related to services. Consulting expense was approximately $0 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1 - Financial Statements.” The matters discussed in this report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 28, 2008, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, the need for and availability of financing, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

General

We provide digital marketing technologies and services, as well as on-line advertising capabilities and solutions for companies across a range of industries. We were founded in 1996 to enable businesses to acquire and retain customers through the Internet. With our proprietary technologies and services, we provide customer acquisition and retention solutions for companies that do business with millions of Internet users every day. We currently derive our revenue from two operating segments: Digital Marketing Solutions (formerly called the Interactive Database Marketing division) and Digital Media (formerly called the ConsumerReview.com division).

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

For financial information regarding our reportable operating segments, including operating revenue, operating profit/loss, identifiable assets and other information by segment, see Note 7 of the Notes to Financial Statements.

To date we have not been profitable, incurring a net loss of $1.2 million for the three months ended March 31, 2008 and net losses of $13.0 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively. The net loss for the year ended December 31, 2007 included a non-operating loss of approximately $12 million associated with the exchange of outstanding convertible promissory notes for common stock that occurred during September 2007. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our operating losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

We believe that as more consumers use the Internet, marketers will shift more of their marketing budgets online. We believe this will improve demand for Internet based marketing programs. According to Forrester Research, marketers are pushing more of their budgets online, with U.S. online advertising and marketing spending expected to reach $61 billion by 2012.

We have focused on further building our products and services through internal development. We gained new clients through our internal sales force, and expanded our relationship with existing clients through the provision of additional products and services. We have renewed agreements with key clients, including Reckitt Benckiser and Colgate-Palmolive, whose renewals have also included the expansion of the solutions we provide to them. We plan to continue to evaluate corporate acquisitions or other strategic arrangements that could enable us to increase our revenue, expand our list of clients or add to our products and services.

We are changing the sales force of our E-centives business unit and continue to look for sales personnel whose background and experience are suited to positively impact our revenue. As we do this, executive management is actively involved in all sales opportunities for all business units. We continue to improve our client services and service delivery personnel in order to gain operational efficiencies and enhance our strategic capabilities. We believe these changes will enable us to acquire new clients and to better focus on increasing the size of our existing clients’ businesses through growing the level and types of technologies and services we provide to them. ConsumerReview.com is focusing on enhancing the user experience on its sites, growing traffic to its various sites and increasing business with its existing clients and expanding its number of advertiser clients.

We believe that the combination of expense reduction and control measures, new sales and client services resources and the pursuit of additional acquisitions will enable us to achieve profitability, although there can be no assurances as to the timing or effectiveness of any such efforts. If future revenue is insufficient to cover our operating costs, if we do not receive the proceeds from the financing commitments or if we do not obtain addition funding, we may not be able to obtain replacement or additional financing on acceptable terms or at all. In such event, we would not be able to continue our operations, which could result in the full loss of your investment in us. See “Liquidity and Capital Resources” below for further details.

Critical Accounting Policies

Our significant accounting policies are described fully in Note 2 to our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2007. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, estimating the allowance for doubtful accounts and impairment of long-lived and amortizable intangible assets. These policies are discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our annual report on Form 10-K for the fiscal year ended December 31, 2007. The impact of any associated risks related to these policies on our business operations is discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which partially defers the effective date of FAS 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. FAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS 157 defines fair value based upon an exit price model. FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1:	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3:	Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our financial position or results of operations. We are currently assessing the impact of FAS 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted FAS 159 on January 1, 2008 and there was no effect on the financial statements since we did not elect the fair value option for assets and liabilities within the scope.

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

In December 2007, SEC issued SAB 110 which expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period equity shares have been available. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe that the adoption of FAS 161 will have a material effect on the financial statements.

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

Funding Commitment. Friedli Corporate Finance has committed to providing our funding needs through the second quarter of 2009.

Consulting Agreement. In July 1996, we entered into a consulting agreement with Friedli Corporate Finance, Inc., Belize, whereby Mr. Friedli provides us with financial consulting services and investor relations advice. There have been subsequent renewal agreements, with the last renewal being signed in November 2006, extending the agreement until November 2008. Pursuant to this agreement, Friedli Corporate Finance, Inc., Belize is paid $4,000 per month plus reimbursement of expenses related to Mr. Friedli’s services. In early 2008, Friedli Corporate Finance, Inc. Belize agreed to the termination of the consulting agreement. Mr. Friedli has agreed to provide us the same consulting services free of charge.

As of March 31, 2008, only one member of our Board of Directors, David Jodoin, is independent.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended March 31, 2008 and 2007.

Revenue. Revenue decreased by $305,000, or 21%, to $1,162,000 for the three months ended March 31, 2008, compared to $1,467,000 for the three months ended March 31, 2007.

The Digital Marketing Solutions segment’s revenue of $739,000 was lower by $269,000 or 27% and the Digital Media’s revenue of $422,000 was lower by $36,000 or 8% when compared to the prior year.

The decrease in the Digital Marketing Solutions segment relates to the slow down of activity from our second largest client, based on 2007 revenue, as this contract comes to an end in the second quarter of 2008. Despite this, our largest and third largest clients, based on 2007 revenue, have renewed into year seven and year five, respectively, of their contracts and both contracts have increased compared to their previous contract. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of business from our existing clients through growing the level and types of technologies and services we provide to them.

The Digital Media segment’s decrease in revenue can be attributed to the decline of agency driven display ad media buys due to the small size of ConsumerREVIEW.com’s overall network in comparison to other sites on the Internet. This size issue prevents our network from being listed high enough in the media buyers’ planning tools. To help alleviate this situation and improve our future revenue, we are focusing on additional traffic and working with Ad Networks. The display ad decline was partially offset by an increase in cost-per-click revenue over the same period last year.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network and hosting charges. For the three months ended March 31, 2008, cost of revenue related expenses of $850,000 was $38,000, or 4%, lower than the $888,000 for the three months ended March 31, 2007. This decrease can be primarily attributed to lower personnel related costs.

Our future cost of revenue expense will fluctuate based on future revenue activity; however, there are some fixed costs that will not necessarily change as revenue increases or decreases. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $2,000 for the three months ended March 31, 2008 and 2007, increased by $58,000, or 24%, to $298,000 for the three months ended March 31, 2008, compared to $240,000 for the three months ended March 31, 2007. This increase can be primarily attributed to the use of outside consultants in the Digital Marketing Solutions segment.

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. General and administrative expenses, exclusive of stock-based compensation of approximately $16,000 and $15,000, for the three months ended March 31, 2008 and 2007 decreased by $121,000, or 12%, to $910,000 when compared to $1,031,000 for the three months ended March 31, 2007. The decrease was primarily due to lower legal fees of approximately $152,000 during the three months ended March 31, 2008 due to one time legal fees related to patents.

General and administrative expenses are expected to stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $1,000 and $2,000 for the three months ended March 31, 2008 and 2007, were $264,000 and $300,000, respectively. The expenses for the quarter ended March 31, 2008 were lower by $36,000, or 12%, primarily due to ConsumerREVIEW.com having fewer sales personnel during 2008.

We expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $20,000 and $19,000 for the three months ended March 31, 2008 and 2007, respectively, represents the expense related to stock-based awards granted to employees as calculated in accordance with FAS 123(R).

Other Income. Other income of $125,000 for the three months ended March 31, 2007 represented payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1,000,000 over a two year period, starting in May 2005 and ending in April 2007. This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1,000,000.

Interest Expense. Interest expense primarily consists of interest and final payment fees related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $2,000 for the three months ended March 31, 2008 was $319,000 lower than the interest expense of $321,000 for the three months ended March 31, 2007 due to the exchange of the convertible promissory notes for common stock that occurred in September 2007.

We expect that interest expense will stay at or near the current level in future periods in the near term.

Net Loss. Net loss decreased by $31,000 to $1,171,000 for the three months ended March 31, 2008, compared to $1,202,000 for the three months ended March 31, 2007. This is the combined effect of lower revenue of $305,000, a decrease in operating expenses of $12,000, lower interest expense of $319,000 and higher interest income of $5,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our E-centives business unit, increased revenue from existing and new Collabrys clients and improved sell through of ConsumerREVIEW.com sites via Ad Networks, as well as continued management of our operating costs.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2008 and on March 31, 2007, we held $1,584,000 and $452,000, respectively, in cash and cash equivalents. Cash used in operating activities for the three months ended March 31, 2008 was $778,000, an increase of $759,000 over the $19,000 for the three months ended March 31, 2007. Net losses adjusted for non-cash items was $943,000 for the three months ended March 31, 2008 while for the three months ended March 31, 2007 it was $894,000, an increase in net loss adjusted for non-cash items of $49,000. For the three months ended March 31, 2008 accounts receivable and other receivables increased by $347,000 and prepaid expenses and other assets decreased by $27,000, while for the three months ended March 31, 2007 accounts receivable and other receivables decreased by $188,000 and prepaid expenses and other assets increased by $102,000. Accounts payable and accrued expenses and other liabilities increased by $116,000 and $545,000, respectively, for the three months ended March 31, 2008 and March 31, 2007. Deferred revenue increased by $368,000 and $245,000, respectively, for the three months ended March 31, 2008 and March 31, 2007.

Investing activities for the three months ended March 31, 2008 and 2007 was $37,000 and $119,000, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the three months ended March 31, 2008 no cash was provided by financing activities, while for three months ended March 31, 2007, $4,000 was received in association with the exercising of options.

In September 2007, we entered into Note Exchange Agreements with the holders of all of our outstanding convertible promissory notes. Pursuant to the Note Exchange Agreements, we retired the debt represented by such outstanding convertible promissory notes of $8,250,000 plus accrued and unpaid interest and final payment fees, by exchanging the outstanding convertible promissory notes for an aggregate of 6,410,626 shares of our common stock. The outstanding convertible promissory notes were surrendered and terminated as part of the debt exchange.

We currently anticipate that future revenue and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the second quarter of 2009. This forecast is based on the October 2007 sale and license of patents for $4 million and the financing commitment by Friedli Corporate Finance, Inc., Belize to provide our funding needs through the second quarter of 2009.

If our future revenue is not sufficient to cover our operating costs, we will need to raise funds to continue operations. Additional funds may also be needed to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. If Friedli Corporate Finance, Inc., Belize is unable or unwilling to fulfill its financing commitment to us or we are not offered financing by Friedli Corporate Finance, Inc., Belize on acceptable terms and conditions, it is not likely that we will be able to replace such committed funds on acceptable terms or at all. If adequate funds are not available, or not available on acceptable terms, we may not be able to continue operations, and would need to seek bankruptcy protection or a buyer for our assets.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. As of March 31, 2008, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

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

Date: May 15, 2008

INVENDA CORPORATION

By:	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)