Form 10-Q
period 2008-06-30
INVENDA CORP
filed 2008-08-13
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 30, 2008, there were 16,475,388 shares of the registrant’s common stock outstanding.

INVENDA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVENDA CORPORATION

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$550,057	$2,398,662
Accounts receivable, net of allowance for doubtful accounts of $34,808 and $36,063 at June 30, 2008 and December 31, 2007, respectively.	976,526	1,096,301
Other receivables	2,628	—
Prepaid expenses	146,779	115,167
Other	20,000	36,011

Total current assets	1,695,990	3,646,141
Property and equipment, net	305,640	343,738
Other intangible assets, net	259,964	571,921
Other assets	36,135	—

Total assets	$2,297,729	$4,561,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$907,704	$1,259,009
Accrued expenses	376,842	307,404
Deferred revenue	61,449	16,706
Other liabilities	25,754	27,553

Total current liabilities	1,371,749	1,610,672
Other long-term liabilities	—	12,435

Total liabilities	1,371,749	1,623,107

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value, 120,000,000 shares authorized, 16,475,388 and 16,465,388 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	164,754	164,654
Additional paid-in capital	165,211,470	165,172,558
Accumulated deficit	(164,450,244)	(162,398,519)

Total stockholders’ equity	925,980	2,938,693

Total liabilities and stockholders’ equity	$2,297,729	$4,561,800

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30,
	2008	2007	2008	2007
	(unaudited)
Revenue
Product Sales	$1,351,269	$1,451,015	$2,508,648	$2,900,265
Royalties	550	11,065	5,169	28,848

Total revenue	1,351,819	1,462,080	2,513,817	2,929,113

Operating expenses (income)
Cost of revenue	837,919	888,755	1,687,531	1,777,172
Product development, inclusive of stock-based compensation of $2,454 and $4,908 for the three and six months ended June 30, 2008 and $2,242 and $4,561 for the three and six months ended June 30, 2007, respectively.	302,007	310,315	602,866	553,167
General and administrative, inclusive of stock-based compensation of $15,545 and $31,667 for the three and six months ended June 30, 2008 and $4,612 and $19,440 for the three and six months ended June 30, 2007, respectively.	759,037	1,038,729	1,685,025	2,084,099
Sales and marketing, inclusive of stock-based compensation of $1,157 and $2,437 for the three and six months ended June 30, 2008 and $1,548 and $3,514 for the three and six months ended June 30, 2007, respectively.	333,471	305,651	598,589	607,631
Other income	—	(41,667)	—	(166,667)

Total operating expenses (income)	2,232,434	2,501,783	4,574,011	4,855,402

Loss from operations	(880,615)	(1,039,703)	(2,060,194)	(1,926,289)
Interest expense	(1,592)	(322,338)	(3,320)	(643,234)
Interest income	1,703	2,574	11,789	7,970

Loss before income taxes	(880,504)	(1,359,467)	(2,051,725)	(2,561,553)
Income taxes	—	—	—	—

Net loss	(880,504)	(1,359,467)	(2,051,725)	(2,561,553)

Dividends on convertible redeemable preferred stock	—	2,142,149	—	2,142,149

Net loss attributable to common stockholders	$(880,504)	$(3,501,616)	$(2,051,725)	$(4,703,702)

Basic and diluted net loss per common share	$(0.05)	$(0.40)	$(0.12)	$(0.63)

Shares used to compute basic and diluted net loss per common share	16,475,388	8,789,040	16,475,388	7,517,827

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(unaudited)
Cash flows used in operating activities:
Net loss	$(2,051,725)	$(2,561,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417,133	412,379
Amortization of deferred financing fee	—	150,368
Stock-based compensation	39,012	27,515
Provision for doubtful accounts	—	18,000

(Increase) decrease in:
Accounts receivable	119,775	974,571
Other receivables	(2,628)	43,033
Prepaid expenses and other current assets	(15,601)	(92,399)
Other assets	(36,135)	—

Increase (decrease) in:
Accounts payable	(351,305)	344,455
Accrued expenses and other liabilities	55,204	578,662
Deferred revenue	44,743	(116,020)

Net cash used in operating activities	(1,781,527)	(220,989)

Cash flows from investing activities:
Acquisition of property and equipment	(67,078)	(138,480)

Net cash used in investing activities	(67,078)	(138,480)

Cash flows from financing activities:
Exercise of warrants	—	17,003
Exercise of stock options	—	9,588

Net cash provided by financing activities	—	26,591

Net decrease in cash and cash equivalents	(1,848,605)	(332,878)
Cash and cash equivalents, beginning of period	2,398,662	586,051

Cash and cash equivalents, end of period	$550,057	$253,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,321	$5,441

Supplemental disclosure of non-cash investing and financing activities:

Effective April 30, 2007, all shares of the Company’s Series C preferred stock were converted into 3,239,986 shares of the Company’s common stock.

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

One of the Company’s Digital Marketing Solutions segment customers, Reckitt Benckiser, contributed 35% and 30%, respectively, of the Company’s revenue for the three months ended June 30, 2008 and 2007 and 38% and 30%, respectively, of the Company’s revenue for the six months ended June 30, 2008 and 2007. The customer’s initial contract expired in October 2002 and the customer has subsequently signed six annual renewal agreements, with the most recent renewal expiring on December 31, 2008. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently anticipates that its current cash position, future revenue and the commitment from Friedli Corporate Finance to provide the Company with its funding needs through the third quarter of 2009 will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through the third quarter of 2009.

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

In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of June 30, 2008 and the results of its operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007.

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

The Digital Marketing Solutions segment, which represented 60% and 66% of the Company’s revenue for the six months ended June 30, 2008 and 2007, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Digital Marketing Solutions segment. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

The Digital Media segment, which includes ConsumerReview.com, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of ConsumerReview.com’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of a ConsumerReview.com website responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerReview.com represented 40% and 34% of the Company’s total revenue for six months ended June 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued FAS 141R, Business Combinations, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of FAS 141R will have a material effect on the financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in FSP FAS 142-3 will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The Company does not believe that the adoption of FSP FAS 142-3 will have a material effect on the financial statements.

In May 2008, the FASB issued FAS 162, The Hierarchy of Generally Accepted Accounting Principles. Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that the adoption of FAS 162 will have a material effect on the financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FAS 128, Earnings Per Share. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not believe that the adoption of FSP EITF 03-6-1 will have a material effect on the financial statements.

(5) STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (Plan), which was adopted in May 2007, provides and its Amended and Restated Stock Incentive and Option Plan, which expired in August 2006, provided for the grant of stock options, restricted stock and other stock-based compensation to the Company’s employees, consultants and advisors.

(a) Stock

During the six months ended June 30, 2008 and 2007, the Company did not authorize the issuance any shares of common stock under the Stock Incentive Plan.

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

The Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense. In estimating the grant date fair value, the expected stock price volatility rates were based on historical volatilities of the Company’s common stock over a period commensurate with the expected life of the options. Since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In March 2005, the SEC issued SAB 107 regarding the Staff’s interpretation of FAS 123(R). This interpretation provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of FAS 123(R) and investors and users of the financial statements in analyzing the information provided. In December 2007, the SEC issued SAB 110 which extends the use of the simplified method, which was scheduled to expire on December 31, 2007, for plain vanilla awards in certain situations. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The expected life of the options was determined using the simplified approach described under SAB 107. The Company did not grant any options during the six months ended June 30, 2008.

For the three months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of approximately $19,000 and $8,000, respectively, and for the six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of approximately $39,000 and $28,000, respectively.

A summary of option activity under the Company’s plan, as of June 30, 2008 and changes during the period then ended, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Balance, January 1, 2008	354,031	$13.53	5.5 years
Cancelled during the period	(1,400)	$8.16
Outstanding, June 30, 2008	352,631	$13.55	5.0 years	$243,878

Exercisable, June 30, 2008	350,331	$13.62	5.0 years	$243,878

(1)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at June 30, 2008, $2.16 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of June 30, 2008, and changes during the period then ended, is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	18,950	$4.53
Vested	(15,650)	$4.83
Forfeited	(1,000)	$3.35
Non-vested at June 30, 2008	2,300	$2.99

At June 30, 2008, the expected compensation cost of options outstanding but not yet vested was approximately $4,000. The Company expects to recognize this cost over a weighted average period of approximately 1 year. The total fair value of options vested during the six months ended June 30, 2008 was approximately $76,000.

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

Information as to the operations of the reportable operating segments as of and for the three and six months ended June 30, 2008 and 2007 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

As of and for three months ended June 30, 2008 and 2007:

2008	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$772,018	$579,801	$1,351,819	$—		$1,351,819
Operating loss	(742,897)	(137,718)	(880,615)	—		(880,615)
Depreciation and amortization	200,802	8,432	209,234	—		209,234
Capital expenditures	30,476	—	30,476	—		30,476
Assets	1,374,255	373,417	1,747,672	550,057	(1)	2,297,729

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$916,114	$545,966	$1,462,080	$—		$1,462,080
Operating loss	(882,323)	(157,380)	(1,039,703)	—		(1,039,703)
Depreciation and amortization	205,102	3,516	208,618	—		208,618
Capital expenditures	19,798	—	19,798	—		19,798
Assets	2,204,511	371,231	2,575,742	253,173	(1)	2,828,915

As of and for six months ended June 30, 2008 and 2007:

2008	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts	Total
Operating revenue	$1,511,167	$1,002,650	$2,513,817	$—	$2,513,817
Operating loss	(1,658,968)	(401,226)	(2,060,194)	—	(2,060,194)
Depreciation and amortization	399,625	17,508	417,133	—	417,133
Capital expenditures	67,078	—	67,078	—	67,078

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts	Total
Operating revenue	$1,924,728	$1,004,385	$2,929,113	$—	$2,929,113
Operating loss	(1,538,479)	(387,810)	(1,926,289)	—	(1,926,289)

Depreciation and amortization	405,423	6,956	412,379	—	412,379
Capital expenditures	132,636	5,844	138,480	—	138,480

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and cash equivalents.

(b) Customers

For the three and six months ended June 30, 2008 one of the Company’s Digital Marketing Solutions’ customers represented 10% or more of the Company’s revenue and for the three and six months ended June 30, 2007 two of the Company’s Digital Marketing Solutions’ customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $475,000 and $440,000, respectively, in revenue for the three months ended June 30, 2008 and 2007, or 35% and 30%, respectively, of the Company’s revenue for each of the periods. They also contributed $949,000 and $886,000, respectively, in revenue for the six months ended June 30, 2008 and 2007, or 38% and 30%, respectively, of the Company’s revenue for each of the periods. The customer’s original agreement expired in October 2002, and the customer subsequently entered into six renewal agreements, with the most recent one expiring on December 31, 2008.

TracFone Wireless, Inc. contributed $4,000 and $168,000, respectively, in revenue for the three months ended June 30, 2008 and 2007, or .3% and 11%, respectively, of the Company’s revenue for each of the periods. They also contributed $14,000 and $435,000, respectively, in revenue for the six months ended June 30, 2008 and 2007, or 1% and 15%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement began in late December 2005 and ended in March 2006 and the customer subsequently entered renewal agreements with the most recent one ending in May 2008.

No other customer represented 10% or more of the Company’s revenue for the three and six months ended June 30, 2008 and 2007.

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

Friedli Corporate Finance has committed to providing the Company’s funding needs through the third quarter of 2009.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc. Belize which was renewed several times, with the last renewal expiring in November 2008. In early 2008, Friedli Corporate Finance, Inc. Belize agreed to the termination of the consulting agreement and Peter Friedli agreed to provide the Company with the same consulting services free of charge. Under the consulting agreement, Friedli Corporate Finance, Inc. Belize provided services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services could include, but were not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc. Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to the agreement, Friedli Corporate Finance, Inc. Belize was paid $4,000 per month plus reimbursement of expenses related to services through the end of December 2007. Consulting expense was approximately $0 and $24,000 for the six months ended June 30, 2008 and 2007, respectively.

(9) COMMITMENTS AND CONTINGENCIES

As of June 30, 2008, the Company is not obligated under any capital leases, but is obligated under non-cancelable operating leases for office space. Rent expense under operating leases was approximately $229,000 and $199,000 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, future minimum lease payments are $230,000 for the six months ending December 31, 2008 and $377,000 for the year ending December 31, 2009. There are no future minimum lease payments for years ending subsequent to December 31, 2009.

The Company’s headquarters and principal administrative operations are located in leased office space of approximately 7,116 square feet in Bethesda, Maryland, a suburb of Washington, D.C. The lease was renewed during the fourth quarter of 2005 with monthly rental payments of approximately $16,000 and expiration date of September 30, 2008. In June 2008 the lease was renewed again with monthly rental payments of approximately $20,000 and an expiration date of September 30, 2009.

The Company also maintains an office in California. In December 2004, the Company entered into an 8,000 square foot office space lease in San Mateo, California. The lease was renewed in November 2007 with monthly rental payments of $20,000 commencing in January 2008 and ending in June 2008. In April 2008 the Company entered into a new lease for 7,594 square foot office space in Redwood City, California with monthly rental payments of approximately $20,000 commencing in July 2008 and ending in October 2009.

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

To date we have not been profitable, incurring a net loss of $2.1 million for the six months ended June 30, 2008 and net losses of $13.0 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively. The net loss for the year ended December 31, 2007 included a non-operating loss of approximately $12 million associated with the exchange of outstanding convertible promissory notes for common stock that occurred during September 2007. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our operating losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

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

In December 2007, the FASB issued FAS 141R, Business Combinations, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of FAS 141R will have a material effect on the financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in FSP FAS 142-3 will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. We do not believe that the adoption of FSP FAS 142-3 will have a material effect on the financial statements.

In May 2008, the FASB issued FAS 162, The Hierarchy of Generally Accepted Accounting Principles. Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe that the adoption of FAS 162 will have a material effect on the financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FAS 128, Earnings Per Share. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. We do not believe that the adoption of FSP EITF 03-6-1 will have a material effect on the financial statements.

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

Funding Commitment. Friedli Corporate Finance has committed to providing our funding needs through the third quarter of 2009.

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

As of June 30, 2008, only one member of our Board of Directors, David Jodoin, is independent.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended June 30, 2008 and 2007.

Revenue. Revenue decreased by $110,000, or 8%, to $1,352,000 for the three months ended June 30, 2008, compared to $1,462,000 for the three months ended June 30, 2007.

The Digital Marketing Solutions segment’s revenue of $772,000 was lower by $144,000 or 16% and the Digital Media’s revenue of $580,000 was higher by $34,000 or 6% when compared to the three months ended June 30, 2007.

The decrease in the Digital Marketing Solutions segment relates to the slow down of activity from our second largest client, based on 2007 revenue, as this contract came to an end in the second quarter of 2008. Despite this, our largest and third largest clients, based on 2007 revenue, have renewed during 2008 into year seven and year five, respectively, of their contracts and both contracts have increased compared to their previous contract. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of business from our existing clients through growing the level and types of technologies and services we provide to them.

The Digital Media segment’s increase in revenue can be attributed to an increase in advertising sales which may be related to overall online advertising markets expansion as well as an increase in overall traffic to some of our sites.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network and hosting charges. For the three months ended June 30, 2008, cost of revenue related expenses of $838,000 was $51,000, or 6%, lower than the $889,000 for the three months ended June 30, 2007. This decrease can be primarily attributed to greater costs incurred during the second quarter of 2007 relating to the Digital Marketing Solutions segment’s second largest client, based on 2007 revenue, whose activity slowed down during 2008 and came to an end in the second quarter of 2008.

Our future cost of revenue expense will fluctuate based on future revenue activity; however, there are some fixed costs that will not necessarily change as revenue increases or decreases. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $2,000 for each of the three months ended June 30, 2008 and 2007, decreased by $8,000, or 3%, to $300,000 for the three months ended June 30, 2008, compared to $308,000 for the three months ended June 30, 2007.

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. For the three months ended June 30, 2008, general and administrative expenses, exclusive of stock-based compensation of approximately $16,000 and $5,000 for the three months ended June 30, 2008 and 2007, decreased by $291,000, or 28%, to $743,000 when compared to $1,034,000 for the three months ended June 30, 2007. Approximately $165,000 of the decrease is due to higher legal fees incurred during the second quarter of 2007 associated with the reverse stock split, the name change to Invenda Corporation, the adoption of a 2008 Stock Incentive Plan and the conversion of series C preferred stock into common stock. In addition approximately $76,000 of the decrease is due to lower SOX 404 compliance fees for the three months ended June 30, 2008. The remainder of the decrease can be attributed to lower corporate insurance premiums and a decrease in the use of other outside consultants.

General and administrative expenses are expected to stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $1,000 and $2,000 for the three months ended June 30, 2008 and 2007, were $332,000 and $304,000 for the three months ended June 30, 2008 and 2007. The expenses for the quarter ended June 30, 2008 were higher by $28,000, or 9%, primarily due to an increase in sales personnel for the Digital Marketing Solutions segment offset by the Digital Media segment having fewer sales personnel.

We expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $19,000 and $8,000 for the three months ended June 30, 2008 and 2007, respectively, represents the expense related to stock-based awards granted to employees as calculated in accordance with FAS 123(R).

Other Income. Other income of $42,000 for the three months ended June 30, 2007 represented payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1,000,000 over a two year period, starting in May 2005 and ending in April 2007. This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1,000,000.

Interest Expense. Interest expense primarily consists of interest and final payment fees related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $2,000 for the three months ended June 30, 2008 was $320,000 lower than the interest expense of $322,000 for the three months ended June 30, 2007 due to the exchange of the convertible promissory notes for common stock that occurred in September 2007.

We expect that interest expense will stay at or near the current level in the near term.

Net Loss. Net loss decreased by $478,000 to $881,000 for the three months ended June 30, 2008, compared to $1,359,000 for the three months ended June 30, 2007. This is the combined effect of lower revenue of $110,000, a decrease in operating expenses of $269,000, lower interest expense of $320,000 and lower interest income of $1,000.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our E-centives business unit, increased revenue from existing and new Collabrys clients and improved sell through of ConsumerREVIEW.com sites via Ad Networks, as well as continued management of our operating costs.

The following presents our financial position and results of operations as of and for the six months ended June 30, 2008 and 2007.

Revenue. Revenue decreased by $415,000, or 14%, to $2,514,000 for the six months ended June 30, 2008, compared to $2,929,000 for the six months ended June 30, 2007.

The Digital Marketing Solutions segment’s revenue of $1,511,000 was lower by $413,000 or 21% and the Digital Media segment’s revenue of $1,003,000 was lower by $2,000 or less than 1% when compared to the six months ended June 30, 2007.

The decrease in the Digital Marketing Solutions segment relates to the slow down of activity from our second largest client, based on 2007 revenue, as this contract came to an end in the second quarter of 2008. Despite this, our largest and third largest clients, based on 2007 revenue, have renewed during 2008 into year seven and year five, respectively, of their contracts and both contracts have increased compared to their previous contract. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of business from our existing clients through growing the level and types of technologies and services we provide to them.

Cost of Revenue. For the six months ended June 30, 2008, cost of revenue related expenses of $1,688,000 was $89,000, or 5%, lower than the $1,777,000 for the six months ended June 30, 2007. This decrease can be primarily attributed to higher costs incurred during the six months ended June 30, 2007 related to the Digital Marketing Solutions segment’s second largest client, based on 2007 revenue, whose activity slowed down during 2008 and came to an end in the second quarter of 2008.

Product Development. Product development expense, exclusive of stock-based compensation of approximately $5,000 for each of the six months ended June 30, 2008 and 2007, increased by 9% or $49,000 to $598,000 for the six months ended June 30, 2008, compared to $549,000 for the six months ended June 30, 2007. This increase can be primarily attributed to an increase in personnel and an increase in the use of outside consultants in the Digital Marketing Solutions segment.

General and Administrative. General and administrative expenses, exclusive of stock-based compensation of approximately $32,000 and $19,000 for the six months ended June 30, 2008 and 2007, decreased by 20% or $412,000 to $1,653,000 for the six months ended June 30, 2008 when compared to $2,065,000 for the six months ended June 30, 2007. Approximately $316,000 of the decrease can be attributed to higher legal fees during the six months ended June 30, 2007 associated with the reverse stock split, the name change to Invenda Corporation, the adoption of a 2008 Stock Incentive Plan and the conversion of series C preferred stock into common stock. The remaining portion of the decrease can be attributed to lower corporate insurance premiums and lower consulting expenses.

Sales and Marketing. Sales and marketing expenses, exclusive of stock-based compensation of approximately $2,000 and $4,000 for the six months ended June 30, 2008 and 2007, were $596,000 and $604,000 for the six months ended June 30, 2008 and 2007. The expenses for the six months ended June 30, 2008 were lower by $8,000, or 1%.

Stock-based Compensation. Stock-based compensation expense of approximately $39,000 and $28,000 for the six months ended June 30, 2008 and 2007, respectively, represents the expense related to stock-based awards granted to employees as calculated in accordance with FAS 123(R).

Other Income. Other income of $167,000 for the six months ended June 30, 2007 represented payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1,000,000 over a two year period, starting in May 2005 and ending in April 2007. This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1,000,000.

Interest Expense. Interest expense of $3,000 for the six months ended June 30, 2008 was $640,000 lower than the interest expense of $643,000 for the six months ended June 30, 2007. This decrease reflects the exchange of the convertible promissory notes for common stock that occurred in September 2007.

Net Loss. Net loss decreased by $510,000 to $2,052,000 for the six months ended June 30, 2008, compared to $2,562,000 for the six months ended June 30, 2007. This is the combined effect of lower revenue of $415,000, a decrease in operating expenses of $281,000, lower interest expense of $640,000 and higher interest income of $4,000.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2008 and on June 30, 2007, we held $550,000 and $253,000, respectively, in cash and cash equivalents. Cash used in operating activities for the six months ended June 30, 2008 was $1,782,000, an increase of $1,561,000 over the $221,000 for the six months ended June 30, 2007. Net losses adjusted for non-cash items was $1,596,000 for the six months ended June 30, 2008 while for the six months ended June 30, 2007 it was $1,953,000, a decrease in net loss adjusted for non-cash items of $357,000. Although revenue for 2008 was lower by $415,000, lower expenses resulted in the decrease in net loss adjusted for non-cash items.

For the six months ended June 30, 2008 accounts receivable and other receivables decreased by $117,000 and prepaid expenses and other assets increased by $52,000, while for the six months ended June 30, 2007 accounts receivable and other receivables decreased by $1,018,000 and prepaid expenses and other assets increased by $92,000. Accounts payable, accrued expenses and other liabilities decreased by $296,000 and increased by $923,000, respectively, for the six months ended June 30, 2008 and 2007. Deferred revenue increased by $45,000 and decreased by $116,000, respectively, for the six months ended June 30, 2008 and 2007.

Investing activities for the six months ended June 30, 2008 and 2007 was $67,000 and $138,000, respectively. Cash used in investing activities for both periods represented the purchase of property and equipment.

For the six months ended June 30, 2008 no cash was provided by financing activities, while for six months ended June 30, 2007, $10,000 was received in association with the exercising of options and $17,000 was received in association with the exercising of warrants.

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

We currently anticipate that future revenue and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the third quarter of 2009. This forecast is based on the October 2007 sale and license of patents for $4 million and the financing commitment by Friedli Corporate Finance to provide our funding needs through the third quarter of 2009.

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

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. As of June 30, 2008, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

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

Date: August 13, 2008

INVENDA CORPORATION

By :	/s/ Tracy L. Slavin
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)