Form 10-Q
period 2008-09-30
INVENDA CORP
filed 2008-11-13
CIK 1092283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 16,475,388 shares of the registrant’s common stock outstanding.

INVENDA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVENDA CORPORATION

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$488,312	$2,398,662
Accounts receivable, net of allowance for doubtful accounts of $33,708 and $36,063 at September 30, 2008 and December 31, 2007, respectively.	937,437	1,096,301
Other receivables	22,382	—
Prepaid expenses	77,906	115,167
Other	16,011	36,011

Total current assets	1,542,048	3,646,141
Property and equipment, net	277,726	343,738
Other intangible assets, net	103,986	571,921
Other assets	20,124	—

Total assets	$1,943,884	$4,561,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,057,914	$1,259,009
Accrued expenses	340,241	307,404
Deferred revenue	437,338	16,706
Other liabilities	25,807	27,553

Total current liabilities	1,861,300	1,610,672
Other long-term liabilities	—	12,435

Total liabilities	1,861,300	1,623,107

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value, 120,000,000 shares authorized, 16,475,388 and 16,465,388 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	164,754	164,654
Additional paid-in capital	165,212,458	165,172,558
Accumulated deficit	(165,294,628)	(162,398,519)

Total stockholders’ equity	82,584	2,938,693

Total liabilities and stockholders’ equity	$1,943,884	$4,561,800

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30,
	2008	2007	2008	2007
	(unaudited)
Revenue
Product Sales	$1,360,027	$1,415,532	$3,868,675	$4,315,797
Royalties	60	9,744	5,229	38,592

Total revenue	1,360,087	1,425,276	3,873,904	4,354,389

Operating expenses (income)
Cost of revenue	832,163	840,947	2,519,694	2,618,119
Product development, inclusive of stock-based compensation of $291 and $5,199 for the three and nine months ended September 30, 2008 and $2,304 and $6,865 for the three and nine months ended September 30, 2007, respectively.	295,185	273,358	898,051	826,525
General and administrative, inclusive of stock-based compensation of $694 and $32,361 for the three and nine months ended September 30, 2008 and $16,078 and $35,518 for the three and nine months ended September 30, 2007, respectively.	776,511	946,719	2,461,536	3,030,818
Sales and marketing, inclusive of stock-based compensation of $3 and $2,440 for the three and nine months ended September 30, 2008 and $1,736 and $5,250 for the three and nine months ended September 30, 2007, respectively.	300,753	260,887	899,342	868,518
Other income	—	—	—	(166,667)

Total operating expenses (income)	2,204,612	2,321,911	6,778,623	7,177,313

Loss from operations	(844,525)	(896,635)	(2,904,719)	(2,822,924)
Non operating loss	—	(12,206,617)	—	(12,206,617)
Interest expense	(1,453)	(116,251)	(4,773)	(759,485)
Interest income	1,594	1,739	13,383	9,709

Loss before income taxes	(844,384)	(13,217,764)	(2,896,109)	(15,779,317)
Income taxes	—	—	—	—

Net loss	(844,384)	(13,217,764)	(2,896,109)	(15,779,317)

Dividends on convertible redeemable preferred stock	—	—	—	2,142,149

Net loss attributable to common stockholders	$(844,384)	$(13,217,764)	$(2,896,109)	$(17,921,466)

Basic and diluted net loss per common share	$(0.05)	$(1.21)	$(0.18)	$(2.07)

Shares used to compute basic and diluted net loss per common share	16,475,388	10,884,431	16,475,388	8,652,360

The accompanying notes are an integral part of the Financial Statements.

INVENDA CORPORATION

STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(unaudited)

Cash flows used in operating activities:
Net loss	$(2,896,109)	$(15,779,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of promissory notes	—	12,206,617
Depreciation and amortization	631,019	619,280
Gain on disposal of property and equipment	(1,423)	—
Amortization of deferred financing fee	—	246,454
Stock-based compensation	40,000	47,633
Provision for doubtful accounts	—	57,558
(Increase) decrease in:
Accounts receivable	158,864	649,748
Other receivables	(22,382)	43,033
Prepaid expenses and other current assets	57,261	4,661
Other assets	(20,124)	—
Increase (decrease) in:
Accounts payable	(201,095)	653,467
Accrued expenses and other liabilities	18,656	590,129
Deferred revenue	420,632	259,886

Net cash used in operating activities	(1,814,701)	(400,851)

Cash flows from investing activities:
Acquisition of property and equipment	(98,030)	(149,215)
Proceeds on disposal of property and equipment	2,381	—

Net cash used in investing activities	(95,649)	(149,215)

Cash flows from financing activities:
Exercise of warrants	—	17,003
Exercise of stock options	—	9,588

Net cash provided by financing activities	—	26,591

Net decrease in cash and cash equivalents	(1,910,350)	(523,475)
Cash and cash equivalents, beginning of period	2,398,662	586,051

Cash and cash equivalents, end of period	$488,312	$62,576

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,773	$7,973

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

One of the Company’s Digital Marketing Solutions segment customers, Reckitt Benckiser, contributed 39% and 37%, respectively, of the Company’s revenue for the three months ended September 30, 2008 and 2007 and 38% and 32%, respectively, of the Company’s revenue for the nine months ended September 30, 2008 and 2007. The customer’s initial contract expired in October 2002 and the customer has subsequently signed six annual renewal agreements, with the most recent renewal expiring on December 31, 2008. Loss of this customer could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently anticipates that its current cash position, future revenue and the commitment from Friedli Corporate Finance to provide the Company with its funding needs through the fourth quarter of 2009 will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through the fourth quarter of 2009.

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

In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s balance sheet position as of September 30, 2008 and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007.

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

The Digital Marketing Solutions segment, which represented 61% and 65% of the Company’s revenue for the nine months ended September 30, 2008 and 2007, respectively, is a solution that allows businesses to build direct consumer relationships. Revenue is generated by charging fees for data hosting, database management, e-mail delivery, promotion delivery, campaign and program management, strategy services, creative services, as well as various analytical services. Revenue related to one-time service fees for setting up the customer is recognized ratably over the expected term of the customer relationship and all other revenue is recognized when the service is provided, assuming collection is reasonably assured. During the year ended December 31, 2005 the Company began to receive royalties from licensing two of its patents related to the Digital Marketing Solutions segment. Royalties are being recognized on a cash receipts basis due to the Company’s inability to calculate the royalties.

The Digital Media segment, which includes ConsumerReview.com, manages web communities around common product interests. The web properties are dedicated to meeting the needs of consumers who are researching products on the web. Revenue is predominantly generated through on-line advertising and e-commerce fees. Advertising revenue is derived from the sale of advertisements on pages delivered to community members of ConsumerReview.com’s websites. This revenue is recognized in the period in which the advertisements are delivered. E-commerce fees are derived from on-line performance-based programs and are earned on either a lead referral basis or on an affiliate commission basis. Revenue is earned from performance-based programs when a user of a ConsumerReview.com website responds to a commerce link by linking to a customer’s websites. For lead referral programs, customers are charged on a cost-per-click basis, and revenue is recognized in the month the click occurs. For affiliate-commission programs revenue is recognized when the commission is earned, which is in the month the transaction occurs. ConsumerReview.com represented 39% and 35% of the Company’s total revenue for nine months ended September 30, 2008 and 2007, respectively.

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

The Company computes net income (loss) applicable to common stockholders in accordance with FAS 128, Earnings Per Share. Under the provisions of FAS 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which partially defers the effective date of FAS 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial position or results of operations and FSP FAS 157-3 did not impact the Company’s financial position or results of operations as the Company does not hold any such assets.

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

During the nine months ended September 30, 2008 and 2007, the Company did not authorize the issuance any shares of common stock under the Stock Incentive Plan.

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

The Company is using the Black-Scholes model to value the stock-based compensation expense associated with FAS 123(R). In addition, the Company estimates forfeitures when recognizing stock-based compensation expense. In estimating the grant date fair value, the expected stock price volatility rates were based on historical volatilities of the Company’s common stock over a period commensurate with the expected life of the options. Since the Company does not pay dividends, the expected dividend yield used was 0%. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. In March 2005, the SEC issued SAB 107 regarding the Staff’s interpretation of FAS 123(R). This interpretation provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of FAS 123(R) and investors and users of the financial statements in analyzing the information provided. In December 2007, the SEC issued SAB 110 which extends the use of the simplified method, which was scheduled to expire on December 31, 2007, for plain vanilla awards in certain situations. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The expected life of the options was determined using the simplified approach described under SAB 107. The Company did not grant any options during the nine months ended September 30, 2008.

For the three months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of approximately $1,000 and $20,000, respectively, and for the nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of approximately $40,000 and $48,000, respectively.

A summary of option activity under the Company’s plan, as of September 30, 2008 and changes during the period then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Balance, January 1, 2008	354,031	$13.53	5.5 years
Cancelled during the period	(3,100)	$5.73
Outstanding, September 30, 2008	350,931	$13.60	4.7 years	$—
Exercisable, September 30, 2008	349,631	$13.64	4.7 years	$—

(1)

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock at September 30, 2008, $.95 per share, exceeded the exercise price of the options, for those options for which the quoted market price exceeded the exercise price (“in-the-money-options”).

A summary of the Company’s non-vested options as of September 30, 2008, and changes during the period then ended, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2008	18,950	$4.53
Vested	(16,350)	$4.80
Forfeited	(1,300)	$3.04
Non-vested at September 30, 2008	1,300	$2.62

At September 30, 2008, the expected compensation cost of options outstanding but not yet vested was approximately $2,000. The Company expects to recognize this cost over a weighted average period of approximately 1 year. The total fair value of options vested during the nine months ended September 30, 2008 was approximately $78,000.

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

Information as to the operations of the reportable operating segments as of and for the three and nine months ended September 30, 2008 and 2007 are set forth below. The Company’s chief operating decision maker evaluates performance based primarily on operating profit and cash generated from operations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting.

As of and for three months ended September 30, 2008 and 2007:

2008	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$837,779	$522,308	$1,360,087	$—		$1,360,087
Operating loss	(636,079)	(208,446)	(844,525)	—		(844,525)
Depreciation and amortization	205,454	8,432	213,886	—		213,886
Capital expenditures	28,668	2,284	30,952	—		30,952
Assets	1,121,854	333,718	1,455,572	488,312	(1)	1,943,884

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts		Total
Operating revenue	$893,368	$531,908	$1,425,276	$—		$1,425,276
Operating loss	(767,387)	(129,248)	(896,635)	—		(896,635)
Depreciation and amortization	203,636	3,265	206,901	—		206,901
Capital expenditures	2,748	7,987	10,735	—		10,735
Assets	2,103,654	368,041	2,471,695	62,576	(1)	2,534,271

As of and for nine months ended September 30, 2008 and 2007:

2008	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts	Total
Operating revenue	$2,348,946	$1,524,958	$3,873,904	$—	$3,873,904
Operating loss	(2,295,047)	(609,672)	(2,904,719)	—	(2,904,719)
Depreciation and amortization	605,078	25,941	631,019	—	631,019
Capital expenditures	95,746	2,284	98,030	—	98,030

2007	Digital Marketing Solutions	Digital Media	Segment Totals	Unallocated Amounts	Total
Operating revenue	$2,818,096	$1,536,293	$4,354,389	$—	$4,354,389
Operating loss	(2,305,866)	(517,058)	(2,822,924)	—	(2,822,924)
Depreciation and amortization	609,059	10,221	619,280	—	619,280
Capital expenditures	135,384	13,831	149,215	—	149,215

(1)	The asset, unallocated amounts, represents corporate assets that consist of cash and cash equivalents.

(b)	Customers

For the three and nine months ended September 30, 2008 one of the Company’s Digital Marketing Solutions’ customers represented 10% or more of the Company’s revenue and for the three and nine months ended September 30, 2007 two of the Company’s Digital Marketing Solutions’ customers represented 10% or more of the Company’s revenue.

Reckitt Benckiser contributed $536,000 and $523,000, respectively, in revenue for the three months ended September 30, 2008 and 2007, or 39% and 37%, respectively, of the Company’s revenue for each of the periods. They contributed $1,485,000 and $1,409,000, respectively, in revenue for the nine months ended September 30, 2008 and 2007, or 38% and 32%, respectively, of the Company’s revenue for each of the periods. The customer’s original agreement expired in October 2002, and the customer subsequently entered into nine renewal agreements, with the most recent one expiring on December 31, 2008.

TracFone Wireless, Inc. did not contribute any revenue for the three months ended September 30, 2008, but did contribute $47,000 in revenue for the three months ended September 30, 2007, or 3% of the Company’s revenue for the period. They contributed $14,000 and $482,000, respectively, in revenue for the nine months ended September 30, 2008 and 2007, or 0.4% and 11%, respectively, of the Company’s revenue for each of the periods. This customer’s original agreement began in late December 2005 and ended in March 2006 and the customer subsequently entered renewal agreements with the most recent one ending in May 2008.

No other customer represented 10% or more of the Company’s revenue for the three and nine months ended September 30, 2008 and 2007.

(8) RELATED PARTY TRANSACTIONS

Peter Friedli, one of the Company’s stockholders and a former director (as of November 5, 2008), has relationships with several of the Company’s investors and stockholders. He serves as the President of New Venturetec AG (the parent corporation of Venturetec, Inc.) and Inventure, Inc., as well as Madison Partners, which is the investment advisor to Venturetec, Inc. and Inventure, Inc. Mr. Friedli is the owner of Friedli Corporate Finance and was also the President of Friedli Corporate Finance, Inc. Belize.

Friedli Corporate Finance has committed to providing the Company’s funding needs through the fourth quarter of 2009.

In July 1996, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc. Belize which was renewed several times, with the last renewal expiring in November 2008. In early 2008, Friedli Corporate Finance, Inc. Belize agreed to the termination of the consulting agreement and Peter Friedli agreed to provide the Company with the same consulting services free of charge. Under the consulting agreement, Friedli Corporate Finance, Inc. Belize provided services to the Company in the form of consultation, advice and other assistance upon the Company’s request. Such services could include, but were not limited to, (a) providing general business, financial and investment advice to the Company during the term of the agreement, and (b) serving as liaison between Friedli Corporate Finance, Inc. Belize clients/investors and the Company by disseminating information to such investors on behalf of the Company. Pursuant to the agreement, Friedli Corporate Finance, Inc. Belize was paid $4,000 per month plus reimbursement of expenses related to services through the end of December 2007. Consulting expense was approximately $0 and $36,000 for the nine months ended September 30, 2008 and 2007, respectively.

(9) COMMITMENTS AND CONTINGENCIES

As of September 30, 2008, the Company is not obligated under any capital leases, but is obligated under non-cancelable operating leases for office space. Rent expense under operating leases was approximately $350,000 and $297,000 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, future minimum lease payments are $119,000 for the three months ending December 31, 2008 and $377,000 for the year ending December 31, 2009. There are no future minimum lease payments for years ending subsequent to December 31, 2009.

The Company’s headquarters and principal administrative operations are located in leased office space in Bethesda, Maryland, a suburb of Washington, D.C. The lease was renewed during the fourth quarter of 2005 with monthly rental payments of approximately $16,000 and expiration date of September 30, 2008. In June 2008 the lease was renewed again with monthly rental payments of approximately $20,000 and an expiration date of September 30, 2009.

The Company also maintains an office in California. In December 2004, the Company entered into an lease for office space in San Mateo, California. The lease was renewed in November 2007 with monthly rental payments of $20,000 commencing in January 2008 and ending in June 2008. In April 2008 the Company entered into a new lease for 7,594 square foot office space in Redwood City, California with monthly rental payments of approximately $20,000 commencing in July 2008 and ending in October 2009.

(10) RECENT DEVELOPMENTS

On November 7, 2008, the Company issued a secured note to Peter Friedli with a principal balance of $300,000, an interest rate of 15%, a maturity date of December 31, 2008 and a security interest in substantially all of the Company’s assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and the notes thereto presented in “Item 1—Financial Statements.” The matters discussed in this report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words. While forward-looking statements are sometimes presented with numerical specificity, they are based on current expectations and various assumptions made by management regarding future circumstances over which we may have little or no control. These statements are inherently predictive, speculative and subject to risk and uncertainties, and it should not be assumed that they will prove to be correct. A number of important factors, including those identified under the caption “Risk Factors” in our report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 28, 2008, which is hereby incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in forward-looking statements or forward-looking financial information. Actual results may differ from forward-looking results for a number of reasons, including market acceptance of our services, adverse market conditions affecting the Internet sector, retention of major clients, the need for and availability of financing, competitive factors, failure to keep pace with changing technologies and failure to protect our intellectual property. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated or projected. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

To date we have not been profitable, incurring a net loss of $2.9 million for the nine months ended September 30, 2008 and net losses of $13.0 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively. The net loss for the year ended December 31, 2007 included a non-operating loss of approximately $12 million associated with the exchange of outstanding convertible promissory notes for common stock that occurred during September 2007. Over the past few years we have shifted focus away from our older solutions and devoted resources towards building our two operating segments. We have undertaken a series of cost-cutting measures to preserve cash and have continued to decrease our operating losses over the past few years. This has included reduction in personnel and other operating expenses such as rent, hosting charges and professional fees. We also continue to examine ways to reduce general overhead expenses and manage our human and capital resources more efficiently, without materially impacting our ability to properly serve our clients and continue technological innovation.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is January 1, 2008. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which partially defers the effective date of FAS 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our financial position or results of operations and FSP FAS 157-3 did not impact our financial position or results of operations as we do not hold any such assets.

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

Related Party Transactions

Peter Friedli, one of our stockholders and a former director (as of November 5, 2008), has relationships with several of our investors and stockholders. He serves as the President of New Venturetec AG (the parent corporation of Venturetec, Inc.) and Inventure, Inc., as well as Madison Partners, which is the investment advisor to Venturetec, Inc. and Inventure, Inc. Mr. Friedli is the owner of Friedli Corporate Finance and was also the President of Friedli Corporate Finance, Inc. Belize. Mr. Friedli engaged in a number of transactions with us, both directly and through companies with which he has affiliations, as follows:

Funding Commitment. Friedli Corporate Finance has committed to providing our funding needs through the fourth quarter of 2009.

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

As of September 30, 2008, only one member of our Board of Directors, David Jodoin, was independent.

RESULTS OF OPERATIONS

The following presents our financial position and results of operations as of and for the three months ended September 30, 2008 and 2007.

Revenue. Revenue decreased by $65,000, or 5%, to $1,360,000 for the three months ended September 30, 2008, compared to $1,425,000 for the three months ended September 30, 2007.

The Digital Marketing Solutions segment’s revenue of $838,000 was lower by $55,000 or 6% and the Digital Media’s revenue of $522,000 was lower by $10,000 or 2% when compared to the three months ended September 30, 2007.

The decrease in the Digital Marketing Solutions segment is the net effect of new contracts and changes in activity in existing contracts. We continue to focus on increasing future revenue for the Collabrys and E-centives business units by acquiring new clients and increasing the size of business from our existing clients through growing the level and types of technologies and services we provide to them.

Cost of Revenue. Cost of revenue consists primarily of expenses related to providing our services, including payroll and related expenses for personnel, depreciation of servers, content costs, network and hosting charges. For the three months ended September 30, 2008, cost of revenue related expenses of $832,000 was $9,000, or 1%, lower than the $841,000 for the three months ended September 30, 2007.

Our future cost of revenue expense will fluctuate based on future revenue activity; however, there are some fixed costs that will not necessarily change as revenue increases or decreases. Such fixed costs include network and hosting and personnel related costs.

Product Development. Product development consists primarily of expenses related to the development and enhancement of our technology and services, including payroll and related expenses for personnel, as well as other associated expenses for our technology department. We expense product development costs as incurred. Product development expense, exclusive of stock-based compensation of approximately $300 and $2,000 for each of the three months ended September 30, 2008 and 2007, increased by $24,000, or 9%, to $295,000 for the three months ended September 30, 2008, compared to $271,000 for the three months ended September 30, 2007. This increase can be attributed to the use of additional consultants to aid in the development and enhancement of our technology and services

We expect that product development costs will remain at the same level, with no current plans to significantly change the number of personnel related to this group.

General and Administrative. General and administrative expenses include payroll and related expenses for accounting, finance, legal, human resources, and administrative personnel, as well as selected executives. In addition, general and administrative expenses include fees for professional services, occupancy related costs, and all other corporate costs, including depreciation and amortization. For the three months ended September 30, 2008, general and administrative expenses, exclusive of stock-based compensation of approximately $700 and $16,000 for the three months ended September 30, 2008 and 2007, decreased by $155,000, or 17%, to $776,000 when compared to $931,000 for the three months ended September 30, 2007. Approximately $150,000 of the decrease is due to higher legal fees incurred during 2007 associated with the reverse stock split, the name change to Invenda Corporation, the adoption of a 2008 Stock Incentive Plan and the conversion of series C preferred stock into common stock.

General and administrative expenses are expected to stay at or near the current level in future periods in the near term.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales and marketing, as well as advertising and promotional expenditures. Sales and marketing expenses, exclusive of stock-based compensation of approximately $3 and $1,700 for the three months ended September 30, 2008 and 2007, were $301,000 and $259,000 for the three months ended September 30, 2008 and 2007. The expenses for the quarter ended September 30, 2008 were higher by $42,000, or 16%, primarily due to an increase in sales personnel for the Digital Marketing Solutions segment offset by the Digital Media segment having fewer sales personnel.

We expect that our sales and marketing expenses will increase in future periods as we increase our sales force and our marketing efforts.

Stock-based Compensation. Stock-based compensation expense of approximately $1,000 and $20,000 for the three months ended September 30, 2008 and 2007, respectively, represents the expense related to stock-based awards granted to employees as calculated in accordance with FAS 123(R). The decrease is primarily due to outstanding options being fully vested and no additional options being granted since July 2006.

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

Interest Expense. Interest expense primarily consists of interest and final payment fees related to the convertible promissory notes and deferred financing fee amortization. Interest expense of $1,000 for the three months ended September 30, 2008 was $115,000 lower than the interest expense of $116,000 for the three months ended September 30, 2007 due to the exchange of the convertible promissory notes for common stock that occurred in September 2007.

We expect that interest expense will stay at or near the current level in the near term.

Net Loss. Net loss decreased by $12,373,000 to $844,000 for the three months ended September 30, 2008, compared to $13,218,000 for the three months ended September 30, 2007. This is the combined effect of lower revenue of $65,000, a decrease in operating expenses of $117,000, lower interest expense of $115,000 and no non-operating losses during 2008.

We believe that our net loss will incrementally decrease in future periods due to anticipated increases in revenue based on revamping the sales force of our E-centives business unit, increased revenue from existing and new Collabrys clients and improved sell through of ConsumerREVIEW.com sites via Ad Networks, as well as continued management of our operating costs.

The following presents our financial position and results of operations as of and for the nine months ended September 30, 2008 and 2007.

Revenue. Revenue decreased by $480,000, or 11%, to $3,874,000 for the nine months ended September 30, 2008, compared to $4,354,000 for the nine months ended September 30, 2007.

The Digital Marketing Solutions segment’s revenue of $2,349,000 was lower by $469,000 or 17% and the Digital Media segment’s revenue of $1,525,000 was lower by $11,000 or less than 1% when compared to the nine months ended September 30, 2007.

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

Cost of Revenue. For the nine months ended September 30, 2008, cost of revenue related expenses of $2,520,000 was $98,000, or 4%, lower than the $2,618,000 for the nine months ended September 30, 2007. This decrease can be primarily attributed to higher costs incurred during the nine months ended September 30, 2007 related to the Digital Marketing Solutions segment’s second largest client, based on 2007 revenue, whose activity slowed down during 2008 and came to an end in the second quarter of 2008.

Product Development. Product development expense, exclusive of stock-based compensation of approximately $5,000 and $7,000 for each of the nine months ended September 30, 2008 and 2007, increased by 9% or $73,000 to $893,000 for the nine months ended September 30, 2008, compared to $820,000 for the nine months ended September 30, 2007. This increase can be primarily attributed to an increase in personnel and an increase in the use of outside consultants in the Digital Marketing Solutions segment.

General and Administrative. General and administrative expenses, exclusive of stock-based compensation of approximately $32,000 and $36,000 for the nine months ended September 30, 2008 and 2007, decreased by 19% or $566,000 to $2,429,000 for the nine months ended September 30, 2008 when compared to $2,995,000 for the nine months ended September 30, 2007. Approximately $467,000 of the decrease can be attributed to higher legal fees during the nine months ended September 30, 2007 associated with the reverse stock split, the name change to Invenda Corporation, the adoption of a 2008 Stock Incentive Plan and the conversion of series C preferred stock into common stock. The remaining portion of the decrease can be attributed to lower corporate insurance premiums and lower consulting expenses.

Sales and Marketing. Sales and marketing expenses, exclusive of stock-based compensation of approximately $2,000 and $5,000 for the nine months ended September 30, 2008 and 2007, were $897,000 and $863,000 for the nine months ended September 30, 2008 and 2007. The expenses for the nine months ended September 30, 2008 were higher by $34,000, or 4%, primarily due to an increase in sales personnel for the Digital Marketing Solutions segment offset by the Digital Media segment having fewer sales personnel.

Stock-based Compensation. Stock-based compensation expense of approximately $40,000 and $48,000 for the nine months ended September 30, 2008 and 2007, respectively, represents the expense related to stock-based awards granted to employees as calculated in accordance with FAS 123(R).

Other Income. Other income of $167,000 for the nine months ended September 30, 2007 represented payments associated with the settlement of our litigation with Coupons, Inc. Per the settlement, we were receiving an aggregate of $1,000,000 over a two year period, starting in May 2005 and ending in April 2007. This income was recognized on a cash receipts basis due to the uncertainty as to the collection of the $1,000,000.

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

Interest Expense. Interest expense of $5,000 for the nine months ended September 30, 2008 was $754,000 lower than the interest expense of $759,000 for the nine months ended September 30, 2007. This decrease reflects the exchange of the convertible promissory notes for common stock that occurred in September 2007.

Net Loss. Net loss decreased by $12,883,000 to $2,896,000 for the nine months ended September 30, 2008, compared to $15,779,000 for the nine months ended September 30, 2007. This is the combined effect of lower revenue of $480,000, a decrease in operating expenses of $399,000, lower interest expense of $754,000, higher interest income of $4,000 and non-operating losses during 2008.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2008 and on September 30, 2007, we held $488,000 and $63,000, respectively, in cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2008 was $1,815,000, an increase of $1,414,000 over the $401,000 for the nine months ended September 30, 2007. Net losses adjusted for non-cash items was $2,227,000 for the nine months ended September 30, 2008 while for the nine months ended September 30, 2007 it was $2,602,000, a decrease in net loss adjusted for non-cash items of $375,000. Although revenue for 2008 was lower by $480,000, lower expenses resulted in the decrease in net loss adjusted for non-cash items.

For the nine months ended September 30, 2008 accounts receivable and other receivables decreased by $136,000 and prepaid expenses and other assets increased by $37,000, while for the nine months ended September 30, 2007 accounts receivable and other receivables decreased by $693,000 and prepaid expenses and other assets decreased by $5,000. Accounts payable, accrued expenses and other liabilities decreased by $182,000 and increased by $1,244,000, respectively, for the nine months ended September 30, 2008 and 2007. Deferred revenue increased by $421,000 and decreased by $260,000, respectively, for the nine months ended September 30, 2008 and 2007.

Investing activities for the nine months ended September 30, 2008 and 2007 was $96,000 and $149,000, respectively. Cash used in investing activities for both periods related to property and equipment.

For the nine months ended September 30, 2008 no cash was used or provided by financing activities, while for nine months ended September 30, 2007, $10,000 was received in association with the exercising of options and $17,000 was received in association with the exercising of warrants.

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

With the financing commitment by Friedli Corporate Finance to provide our funding needs through the fourth quarter of 2009, we currently anticipate that future revenue and cash from our existing financing commitments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the fourth quarter of 2009.

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

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time, which arise in the ordinary course of business. As of September 30, 2008, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On November 7, 2008, we issued a secured note to Peter Friedli with a principal balance of $300,000, an interest rate of 15%, a maturity date of December 31, 2008 and a security interest in substantially all of our assets.

On November 5, 2008, D.P. Venkatesh was nominated and elected to the Board of Directors at the Annual Meeting of Stockholder to replace David Jodoin whose term expired on November 5, 2008. Peter Friedli’s term as director also expired on November 5, 2008, but we do not intend at this time to nominate or appoint a new director to replace Mr. Friedli. We therefore decreased the total number of directors constituting the entire Board of Directors to three effective November 5, 2008.

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

Date: November 13, 2008

INVENDA CORPORATION

By:
Tracy L. Slavin
Chief Financial Officer (Duly Authorized Representative and Principal Financial and Accounting Officer)